Form 10-Q
period 2012-09-30
ING USA ANNUITY & LIFE INSURANCE CO
filed 2012-11-13
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        _                   to  _

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 par value, as of November 9, 2012, are authorized, issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE:  WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Form 10-Q for the period ended September 30, 2012

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Balance Sheets
September 30, 2012 and December 31, 2011 (Unaudited)
(In millions, except share data)

	As of	As of
	September 30, 2012	December 31, 2011
Assets		(As revised)
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $18,941.5 at 2012 and $20,062.4 at 2011)	$20,965.1	$21,400.7
Fixed maturities, at fair value using the fair value option	354.1	335.0
Equity securities, available-for-sale, at fair value (cost of $26.5 at 2012 and $26.7 at 2011)	29.8	27.7
Short-term investments	1,489.7	2,397.0
Mortgage loans on real estate, net of valuation allowance of $1.4 at 2012 and $1.5 2011	2,908.4	3,137.3
Policy loans	105.1	112.0
Loan - Dutch State obligation	545.4	658.2
Limited partnerships/corporations	245.5	305.4
Derivatives	1,628.8	1,609.1
Other investments	82.0	82.2
Securities pledged (amortized cost of $619.3 at 2012 and $965.0 at 2011)	649.1	1,012.8
Total investments	29,003.0	31,077.4
Cash and cash equivalents	688.9	121.2
Short-term investments under securities loan agreement, including collateral delivered	68.9	248.3
Accrued investment income	225.2	233.3
Receivable for securities sold	19.1	32.4
Premium receivable	29.6	28.2
Deposits and reinsurance recoverable	4,200.7	4,068.6
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	3,734.8	4,396.5
Short-term loan to affiliate	—	535.9
Due from affiliates	294.2	363.5
Current income tax recoverable from Parent	—	204.0
Deferred income taxes	—	38.6
Other assets	377.2	394.6
Assets held in separate accounts	40,435.9	39,356.9
Total assets	$79,077.5	$81,099.4

The accompanying notes are an integral part of these Condensed Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Balance Sheets
September 30, 2012 and December 31, 2011 (Unaudited)
(In millions, except share data)

	As of	As of
	September 30, 2012	December 31, 2011
		(As revised)
Liabilities and Shareholder’s Equity
Future policy benefits and claims reserves	$27,394.3	$29,708.3
Payable for securities purchased	14.0	0.4
Payables under securities loan agreement, including collateral held	916.0	1,069.4
Long-term debt	435.0	435.0
Due to affiliates	91.8	128.9
Funds held under reinsurance treaties with affiliates	4,631.2	5,456.4
Derivatives	641.9	604.9
Current income tax payable to Parent	202.1	—
Deferred income taxes	52.3	—
Other liabilities	200.9	203.1
Liabilities related to separate accounts	40,435.9	39,356.9
Total liabilities	75,015.4	76,963.3

Shareholder’s equity:
Common stock (250,000 shares authorized, issued and outstanding; $10 per share value)	2.5	2.5
Additional paid-in capital	5,755.3	5,971.6
Accumulated other comprehensive income	438.0	245.1
Retained earnings (deficit)	(2,133.7)	(2,083.1)
Total shareholder’s equity	4,062.1	4,136.1
Total liabilities and shareholder’s equity	$79,077.5	$81,099.4

The accompanying notes are an integral part of these Condensed Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Statements of Operations
For the Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:		(As revised)		(As revised)
Net investment income	$317.5	$358.9	$978.7	$1,084.8
Fee income	196.8	210.1	609.8	658.5
Premiums	112.0	112.2	341.9	345.8
Net realized capital gains (losses):
Total other-than-temporary impairments	(3.5)	(61.9)	(12.1)	(152.9)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(0.2)	(10.0)	(2.9)	(15.1)
Net other-than-temporary impairments recognized in earnings	(3.3)	(51.9)	(9.2)	(137.8)
Other net realized capital gains (losses)	(208.9)	1,151.3	(1,061.0)	851.9
Total net realized capital gains (losses)	(212.2)	1,099.4	(1,070.2)	714.1
Other revenue	7.3	12.8	27.6	46.4
Total revenues	421.4	1,793.4	887.8	2,849.6
Benefits and expenses:
Interest credited and other benefits to contract owners	(173.5)	2,340.0	304.8	2,890.1
Operating expenses	106.3	108.4	332.0	333.3
Net amortization of deferred policy acquisition costs and value of business acquired	238.5	(695.9)	284.6	(566.6)
Interest expense	7.9	8.0	23.5	23.7
Other expense	4.4	10.6	20.9	27.2
Total benefits and expenses	183.6	1,771.1	965.8	2,707.7
Income (loss) before income taxes	237.8	22.3	(78.0)	141.9
Income tax expense (benefit)	45.6	(100.0)	(27.4)	(94.5)
Net income (loss)	$192.2	$122.3	$(50.6)	$236.4

The accompanying notes are an integral part of these Condensed Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)
(In millions)

	Three Months Ended September 30,
	2012	2011
		(As revised)
Net income (loss)	$192.2	$122.3
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	266.8	121.7
Other-than-temporary impairments	6.2	(151.9)
Pension and other post-employment benefit liability	(0.1)	(0.1)
Other comprehensive income (loss), before tax	272.9	(30.3)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(200.5)	66.3
Other comprehensive income (loss), after tax	72.4	36.0
Comprehensive income (loss)	$264.6	$158.3

	Nine Months Ended September 30,
	2012	2011
		(As revised)
Net income (loss)	$(50.6)	$236.4
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	469.1	47.1
Other-than-temporary impairments	13.3	30.5
Pension and other post-employment benefit liability	(0.2)	(0.2)
Other comprehensive income (loss), before tax	482.2	77.4
Income tax benefit (expense) related to items of other comprehensive income (loss)	(289.3)	33.5
Other comprehensive income (loss), after tax	192.9	110.9
Comprehensive income (loss)	$142.3	$347.3

The accompanying notes are an integral part of these Condensed Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Statements of Changes in Shareholder’s Equity
For the Nine Months Ended September 30, 2011 and 2012 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2011 - As previously filed	$2.5	$5,921.7	$132.3	$(1,821.3)	$4,235.2
Cumulative effect of changes in accounting:
Deferred policy acquisition costs	—	—	41.1	(394.3)	(353.2)
Fair value for Guaranteed Minimum Withdrawal Benefits for Life	—	—	(22.3)	(15.9)	(38.2)
Actuarial gains (losses) for pension and post-retirement benefit plans	—	—	3.7	(3.7)	—
Balance at January 1, 2011 - As revised	2.5	5,921.7	154.8	(2,235.2)	3,843.8
Comprehensive income (loss):
Net income (loss)	—	—	—	236.4	236.4
Other comprehensive income (loss), after tax	—	—	110.9	—	110.9
Total comprehensive income (loss)					347.3
Contribution of capital	—	44.0	—	—	44.0
Employee related benefits	—	0.7	—	—	0.7
Balance at September 30, 2011 - As revised	$2.5	$5,966.4	$265.7	$(1,998.8)	$4,235.8

Balance at January 1, 2012 - As revised	$2.5	$5,971.6	$245.1	$(2,083.1)	$4,136.1
Comprehensive income (loss):
Net income (loss)	—	—	—	(50.6)	(50.6)
Other comprehensive income (loss), after tax	—	—	192.9		192.9
Total comprehensive income (loss)					142.3
Distribution of capital	—	(250.0)	—	—	(250.0)
Employee related benefits	—	33.7	—	—	33.7
Balance at September 30, 2012	$2.5	$5,755.3	$438.0	$(2,133.7)	$4,062.1

The accompanying notes are an integral part of these Condensed Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2012	2011
		(As revised)
Net cash provided by operating activities	$1,375.0	$1,233.0
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	5,955.3	4,413.8
Equity securities, available-for-sale	2.7	19.6
Mortgage loans on real estate	416.9	543.1
Limited partnerships/corporations	77.6	19.5
Acquisition of:
Fixed maturities	(4,432.4)	(4,046.7)
Equity securities, available-for-sale	(2.6)	(5.5)
Mortgage loans on real estate	(188.0)	(761.5)
Limited partnerships/corporations	(22.6)	(25.9)
Derivatives, net	(1,366.2)	321.4
Short-term investments, net	907.7	(2,058.2)
Loan-Dutch State obligation, net	112.8	140.8
Policy loans, net	6.9	7.7
Collateral received (delivered)	25.9	547.8
Other, net	3.3	—
Net cash provided by (used in) investing activities	1,497.3	(884.1)
Cash Flows from Financing Activities:
Deposits received for investment contracts	5,073.5	4,410.1
Maturities and withdrawals from investment contracts	(7,493.2)	(4,966.1)
Block of deposits coinsured to affiliate	417.2	140.1
Reinsurance recoverable on investment contracts	(588.0)	(463.5)
Short-term repayments of repurchase agreements, net	—	234.4
Short-term loans to affiliates	535.9	550.2
Capital (distribution) contribution to/from parent	(250.0)	44.0
Net cash (used in) provided by financing activities	(2,304.6)	(50.8)
Net increase in cash and cash equivalents	567.7	298.1
Cash and cash equivalents, beginning of period	121.2	71.5
Cash and cash equivalents, end of period	$688.9	$369.6

The accompanying notes are an integral part of these Condensed Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

ING USA Annuity and Life Insurance Company ("ING USA" or the "Company") is a stock life insurance company domiciled in the State of Iowa and provides financial products and services in the United States.  ING USA is authorized to conduct its insurance business in all states, except New York and the District of Columbia.

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

ING has announced the anticipated separation of its global banking and insurance businesses. While all options for effecting this separation remain open, ING has announced that the base case for this separation includes an initial public offering ("IPO") of ING U.S., Inc. which constitutes ING's U.S.-based retirement, investment management, and insurance operations, including the Company. On November 9, 2012, ING U.S., Inc. filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) in connection with the proposed IPO of its common stock.

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

The Company also offers guaranteed investment contracts and funding agreements sold primarily to institutional investors and corporate benefit plans. These products are marketed by home office personnel or through specialty insurance brokers.

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

The accompanying Condensed Financial Statements reflect all adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2012, its results of operations, comprehensive income, changes in shareholder's equity, and cash flows for the three and nine months ended September 30, 2012 and 2011, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2011 Balance Sheet is from the audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC, as adjusted for the retrospective application of certain accounting standards noted below, which includes all disclosures required by U.S. GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the Financial Statements of the Company included in the 2011 Annual Report on Form 10-K.

Certain reclassifications have been made to prior year financial information to conform to the current year classifications, including the presentation of changes in fair value of embedded derivatives within annuity products in order to align with the presentation of ING U.S., Inc. and affiliates. For the three months ended September 30, 2011, reclassifications decreased Fee income by $(51.3), decreased Other net realized capital gains (losses) by $(861.4), increased Other revenue by $12.4, and decreased Interest credited

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

and other benefits to contract owners by $(900.4) in the Condensed Statements of Operations. For the nine months ended September 30, 2011, reclassifications decreased Fee income by $(161.9), decreased Other net realized capital gains (losses) by $(977.0), increased Other revenue by $45.6 and decreased Interest credited and other benefits to contract owners by $(1.1) billion in the Condensed Statements of Operations. Such reclassifications had no impact on Shareholder's equity or Net income (loss).

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

Employee Benefit Plans

As of January 1, 2012, the Company voluntarily changed its method of recognizing actuarial gains and losses related to its pension and post-retirement benefit plans. Previously, actuarial gains and losses were recognized in Accumulated other comprehensive income ("AOCI") and, to the extent outside a corridor, amortized into operating results over the average remaining service period of active plan participants or the average remaining life expectancy of inactive plan participants, as applicable. The Company has elected to immediately recognize actuarial gains and losses in the Condensed Statements of Operations in the year in which the gains and losses occur. The new accounting method is preferable, as it eliminates the delay in recognition of actuarial gains and losses. These gains and losses are generally only measured annually as of December 31 and accordingly will be recorded during the fourth quarter.

The Company's change in accounting methodology has been applied retrospectively. The cumulative effect of this change as of January 1, 2011, is a decrease to Retained earnings, with a corresponding increase to AOCI of $3.7, net of tax.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The impacts of the accounting changes as of September 30, 2012 to the Condensed Balance Sheet and for the three and nine months ended September 30, 2012 to the Condensed Statements of Operations were as follows:

	September 30, 2012
	Before Change in Method	Effect of GMWBL Change	Effect of Pension Change	As Reported
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	$2,785.9	$948.9	$—	$3,734.8
Future policy benefits and claims reserves	25,927.3	1,467.0	—	27,394.3
Deferred income taxes	233.6	(181.4)	0.1	52.3
Accumulated other comprehensive income (loss)	631.4	(196.3)	2.9	438.0
Retained earnings (deficit)	(1,990.4)	(140.5)	(2.8)	(2,133.7)

	Three Months Ended September 30, 2012
	Before Change in Method	Effect of GMWBL Change	Effect of Pension Change	As Reported
Other net realized capital gains (losses)	$(694.3)	$485.4	$—	$(208.9)
Operating expenses	106.6	—	(0.3)	106.3
Net amortization of deferred policy acquisition costs and value of business acquired	652.4	(413.9)	—	238.5
Income tax expense (benefit)	20.6	25.0	—	45.6
Net income (loss)	145.4	46.5	0.3	192.2

	Nine Months Ended September 30, 2012
	Before Change in Method	Effect of GMWBL Change	Effect of Pension Change	As Reported
Other net realized capital gains (losses)	$(1,332.0)	$271.0	$—	$(1,061.0)
Operating expenses	332.4	—	(0.4)	332.0
Net amortization of deferred policy acquisition costs and value of business acquired	515.7	(231.1)	—	284.6
Income tax expense (benefit)	(41.5)	14.0	0.1	(27.4)
Net income (loss)	(76.8)	25.9	0.3	(50.6)

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The impacts of the accounting changes as of December 31, 2011 to the Condensed Balance Sheet and for the three and nine months ended September 30, 2011 to the Condensed Statements of Operations were as follows:

	December 31, 2011
	As Previously Filed	Effect of GMWBL Change	Effect of Pension Change	Other Changes(1)	As Revised
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	$3,974.9	$1,037.6	$—	$(616.0)	$4,396.5
Other assets	385.8	—	—	8.8	394.6
Future policy benefits and claims reserves	27,970.2	1,738.1	—	—	29,708.3
Deferred income taxes	418.9	(245.1)	—	(212.4)	(38.6)	(2)
Accumulated other comprehensive income (loss)	435.2	(288.9)	3.2	95.6	245.1
Retained earnings (deficit)	(1,423.3)	(166.4)	(3.2)	(490.2)	(2,083.1)
(1) See reclassifications in Basis of Presentation above and Adoption of New Pronouncements below.
(2) Reflects a deferred income tax asset.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2011
	As Previously Filed	Effect of GMWBL Change	Effect of Pension Change	Other Changes(1)	As Revised
Fee income	$261.4	$—	$—	$(51.3)	$210.1
Other net realized capital gains (losses)	2,012.7	—	—	(861.4)	1,151.3
Other revenue	0.4	—	—	12.4	12.8
Interest credited and other benefits to contract owners	2,437.8	802.6	—	(900.4)	2,340.0
Operating expenses	105.8	—	(0.2)	2.8	108.4
Net amortization of deferred policy acquisition costs and value of business acquired	(242.3)	(548.6)	—	95.0	(695.9)
Other expense	10.4	—	—	0.2	10.6
Income tax expense (benefit)	23.1	(88.9)	0.1	(34.3)	(100.0)
Net income (loss)	350.9	(165.1)	—	(63.5)	122.3
(1) See reclassifications in Basis of Presentation above and Adoption of New Pronouncements below.

	Nine Months Ended September 30, 2011
	As Previously Filed	Effect of GMWBL Change	Effect of Pension Change	Other Changes(1)	As Revised
Fee income	$820.4	$—	$—	$(161.9)	$658.5
Other net realized capital gains (losses)	1,828.9	—	—	(977.0)	851.9
Other revenue	0.8	—	—	45.6	46.4
Interest credited and other benefits to contract owners	3,167.7	815.9	—	(1,093.5)	2,890.1
Operating expenses	325.6	—	(0.4)	8.1	333.3
Net amortization of deferred policy acquisition costs and value of business acquired	(131.7)	(498.2)	—	63.3	(566.6)
Other expense	26.7	—	—	0.5	27.2
Income tax expense (benefit)	41.6	(111.2)	0.2	(25.1)	(94.5)
Net income (loss)	489.3	(206.5)	0.1	(46.5)	236.4
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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

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

The provisions of ASU 2011-04 were adopted by the Company on January 1, 2012. The disclosures required by ASU 2011-04 are included in the Fair Value Measurements note to these Condensed Financial Statements. As the pronouncement only pertains to additional disclosures, the adoption had no effect on the Company's financial condition, results of operations, or cash flows.

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
Notes to the Condensed Financial Statements (Unaudited)
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of September 30, 2012:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$1,268.6	$100.2	$—	$—	$1,368.8	$—
U.S. government agencies and authorities	19.3	4.5	—	—	23.8	—
State, municipalities and political subdivisions	80.1	9.3	0.4	—	89.0	—
U.S. corporate securities	9,586.6	1,060.5	22.9	—	10,624.2	—

Foreign securities(1):
Government	415.3	37.4	2.7	—	450.0	—
Other	4,458.0	464.9	25.2	—	4,897.7	—
Total foreign securities	4,873.3	502.3	27.9	—	5,347.7	—

Residential mortgage-backed securities:
Agency	1,166.2	158.9	4.4	39.5	1,360.2	—
Non-Agency	584.5	70.1	32.2	16.0	638.4	64.4
Total Residential mortgage-backed securities	1,750.7	229.0	36.6	55.5	1,998.6	64.4

Commercial mortgage-backed securities	1,630.2	200.7	4.5	—	1,826.4	—
Other asset-backed securities	706.1	24.3	36.2	(4.4)	689.8	0.3
Total fixed maturities, including securities pledged	19,914.9	2,130.8	128.5	51.1	21,968.3	64.7
Less: securities pledged	619.3	31.6	1.8	—	649.1	—
Total fixed maturities	19,295.6	2,099.2	126.7	51.1	21,319.2	64.7
Equity securities	26.5	3.6	0.3	—	29.8	—
Total fixed maturities and equity securities investments	$19,322.1	$2,102.8	$127.0	$51.1	$21,349.0	$64.7
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Condensed Statements of Operations.

(3) Represents other-than-temporary impairments ("OTTI") reported as a component of Other comprehensive income.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Available-for-sale and FVO fixed maturities and equity securities were as follows as of December 31, 2011:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$1,692.9	$92.9	$—	$—	$1,785.8	$—
U.S. government agencies and authorities	19.9	3.8	—	—	23.7	—
State, municipalities and political subdivisions	98.9	6.8	0.9	—	104.8	—
U.S. corporate securities	9,527.7	784.5	41.4	—	10,270.8	—

Foreign securities(1):
Government	349.0	26.7	5.4	—	370.3	—
Other	4,939.4	336.8	64.4	—	5,211.8	0.1
Total foreign securities	5,288.4	363.5	69.8	—	5,582.1	0.1

Residential mortgage-backed securities
Agency	1,354.6	186.9	2.4	46.4	1,585.5	0.3
Non-Agency	735.4	58.3	88.5	15.1	720.3	75.7
Total Residential mortgage-backed securities	2,090.0	245.2	90.9	61.5	2,305.8	76.0

Commercial mortgage-backed securities	1,910.3	118.0	26.4	—	2,001.9	1.9
Other asset-backed securities	734.3	15.4	69.6	(6.5)	673.6	—
Total fixed maturities, including securities pledged	21,362.4	1,630.1	299.0	55.0	22,748.5	78.0
Less: securities pledged	965.0	49.8	2.0	—	1,012.8	—
Total fixed maturities	20,397.4	1,580.3	297.0	55.0	21,735.7	78.0
Equity securities	26.7	1.8	0.8	—	27.7	—
Total fixed maturities and equity securities investments	$20,424.1	$1,582.1	$297.8	$55.0	$21,763.4	$78.0
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Condensed Statements of Operations.

(3) Represents other-than-temporary impairments ("OTTI") reported as a component of Other comprehensive income.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2012, are shown below by contractual maturity.  Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid. Mortgage-backed securities ("MBS") and other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$1,149.4	$1,178.3
After one year through five years	4,807.7	5,077.6
After five years through ten years	5,984.8	6,611.9
After ten years	3,886.0	4,585.7
Mortgage-backed securities	3,380.9	3,825.0
Other asset-backed securities	706.1	689.8
Fixed maturities, including securities pledged	$19,914.9	$21,968.3

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of September 30, 2012 and December 31, 2011, the Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the State of the Netherlands (the "Dutch State") loan obligation, with a carrying value in excess of 10% of the Company’s Shareholder’s equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of September 30, 2012 and December 31, 2011:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
2012
Communications	$1,010.9	$135.9	$0.8	$1,146.0
Financial	1,681.7	167.9	22.7	1,826.9
Industrial and other companies	8,391.8	863.3	8.0	9,247.1
Utilities	2,605.7	315.3	16.5	2,904.5
Transportation	354.5	43.0	0.1	397.4
Total	$14,044.6	$1,525.4	$48.1	$15,521.9

2011
Communications	$1,109.9	$96.0	$5.3	$1,200.6
Financial	1,948.2	115.1	54.3	2,009.0
Industrial and other companies	8,453.1	634.0	33.2	9,053.9
Utilities	2,589.6	244.5	10.5	2,823.6
Transportation	366.3	31.7	2.5	395.5
Total	$14,467.1	$1,121.3	$105.8	$15,482.6

The Company invests in various categories of collateralized mortgage obligations ("CMOs"), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of September 30, 2012 and December 31, 2011, approximately 32.3% and 28.3%, respectively, of the Company’s CMO holdings were invested in those types of CMOs, which are subject to more prepayment and extension risk than traditional CMOs such as interest-only or principal-only strips.

Certain CMOs, primarily interest-only and principal-only strips, are accounted for as hybrid instruments and valued using the FVO with changes in the fair value recorded in Other net realized capital gains (losses) in the Condensed Statements of Operations.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase its return on investments and improve liquidity.  Such arrangements meet the requirements to be accounted for as financing arrangements.  As of September 30, 2012 and December 31, 2011, the Company did not have any securities pledged in dollar rolls and repurchase agreement transactions.

The Company also enters into reverse repurchase agreements.  These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased.  As of September 30, 2012 and December 31, 2011, the Company did not have any securities pledged under reverse repurchase agreements.

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

Securities Lending

The Company engages in securities lending whereby certain domestic securities from its portfolio are loaned to other institutions for short periods of time.  As of September 30, 2012 and December 31, 2011, the fair value of loaned securities was $66.1 and $233.0, respectively, and is included in Securities pledged on the Condensed Balance Sheets. Collateral retained by the lending agent and invested in liquid assets on behalf of the Company is recorded in Short-term investments under securities loan agreement including collateral delivered. As of September 30, 2012 and December 31, 2011, liabilities to return collateral of $68.9 and $248.3, respectively, are included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company provided no non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of the equity tranches of the collateralized loan obligations ("CLOs") of $4.3 and $3.5 as of September 30, 2012 and December 31, 2011, respectively, is included in Limited partnerships/corporations on the Condensed Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Statements of Operations.

On June 4, 2012, the Company entered into an agreement to sell certain general account private equity limited partnership investment interest holdings ("sale of certain alternative investments") with a carrying value of $146.1 as of March 31, 2012 to a group of private equity funds that are managed by Pomona Management LLC, an affiliate of the Company. The transaction resulted in a net pretax loss of $16.9 in the second quarter of 2012 reported in Net investment income on the Condensed Statements of Operations. The transaction closed in two tranches with the first tranche closed on June 29, 2012 and the second tranche closed on October 29, 2012. Consideration received included $8.2 of promissory notes due in two equal installments at December 31, 2013 and 2014.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

In connection with these promissory notes, ING U.S., Inc. unconditionally guaranteed payment of the notes in the event of any default of payments due. No additional loss was incurred on the second tranche since the fair value of the alternative investments was reduced to the agreed-upon sales price as of June 30, 2012.

Securitizations

The Company invests in various tranches of securitization entities, including Residential Mortgage-backed Securities ("RMBS"), Commercial Mortgage-backed Securities ("CMBS") and ABS. Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer, or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company through its investments or other arrangements does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and does not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS which are accounted for under the FVO for which changes in fair value are reflected in Other net realized gains (losses) in the Condensed Statements of Operations. The Company's maximum exposure to loss on these structured investments is limited to the amount of its investment.

Fixed Maturity Securities Credit Quality - Ratings

The Securities Valuation Office (“SVO”) of the NAIC evaluates the fixed maturities investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called “NAIC designations.” An internally developed rating is used if no rating is available as permitted by the NAIC. These designations are generally similar to the credit quality designations of the NAIC acceptable rating organization (“ARO”) for marketable fixed maturities, called “rating agency designations,” except for certain structured securities as described below. NAIC designations of “1,” highest quality and “2,” high quality, include fixed maturities generally considered investment grade (i.e., rated “Baa3” or better by Moody’s or rated “BBB-” or better by S&P and Fitch). NAIC designations “3” through “6” include fixed maturities generally considered below investment grade (i.e., rated “Ba1” or lower by Moody’s or rated “BB+” or lower by S&P and Fitch).

The NAIC adopted revised designation methodologies for non-agency residential mortgage-backed securities ("RMBS"), including RMBS backed by subprime mortgage loans reported within ABS and for commercial mortgage-backed securities ("CMBS"). The NAIC's objective with the revised designation methodologies for these structured securities was to increase the accuracy in assessing expected losses and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from such structured securities.

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

Information about certain of the Company's fixed maturity securities holdings by NAIC designations is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents the Company's best estimate of comparable ratings from rating agencies, including Moody's Investors Service ("Moody's"), Standard & Poor's ("S&P") and Fitch Ratings Ltd. ("Fitch"). If no rating is available from a rating agency, then an internally developed rating is used.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis similar to that used by the rating agencies. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

• when three ratings are received then the middle rating is applied;
• when two ratings are received then the lower rating is applied;
• when a single rating is received, the ARO rating is applied; and
• when ratings are unavailable then an internal rating is applied.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of September 30, 2012 and December 31, 2011:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
2012
U.S. corporate, state and municipalities	$255.8	$2.3	$55.2	$3.8	$132.1	$17.2	$443.1	$23.3
Foreign	79.8	4.1	10.0	1.5	161.1	22.3	250.9	27.9
Residential mortgage-backed	26.2	0.6	21.3	0.6	219.6	35.4	267.1	36.6
Commercial mortgage-backed	26.9	0.8	1.3	0.5	16.6	3.2	44.8	4.5
Other asset-backed	3.2	—	—	—	156.4	36.2	159.6	36.2
Total	$391.9	$7.8	$87.8	$6.4	$685.8	$114.3	$1,165.5	$128.5

2011
U.S. corporate, state and municipalities	$798.9	$17.6	$97.6	$4.1	$208.0	$20.6	$1,104.5	$42.3
Foreign	476.5	30.2	51.1	5.0	339.5	34.6	867.1	69.8
Residential mortgage-backed	74.6	0.9	188.2	5.7	305.6	84.3	568.4	90.9
Commercial mortgage-backed	155.1	1.9	234.7	17.9	35.7	6.6	425.5	26.4
Other asset-backed	42.6	0.3	26.5	9.6	142.1	59.7	211.2	69.6
Total	$1,547.7	$50.9	$598.1	$42.3	$1,030.9	$205.8	$3,176.7	$299.0

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 85.7% and 83.4% of the average book value as of September 30, 2012 and December 31, 2011, respectively.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of September 30, 2012 and December 31, 2011:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2012
Six months or less below amortized cost	$541.4	$43.6	$25.8	$10.4	113	14
More than six months and twelve months or less below amortized cost	179.2	11.8	9.9	3.5	39	8
More than twelve months below amortized cost	333.4	184.6	13.5	65.4	85	62
Total	$1,054.0	$240.0	$49.2	$79.3	237	84

2011
Six months or less below amortized cost	$1,638.7	$178.0	$52.5	$52.5	271	49
More than six months and twelve months or less below amortized cost	645.4	57.1	38.0	17.3	67	22
More than twelve months below amortized cost	735.1	221.4	47.0	91.7	126	80
Total	$3,019.2	$456.5	$137.5	$161.5	464	151

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of September 30, 2012 and December 31, 2011:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2012
U.S. corporate, state and municipalities	$446.9	$19.5	$12.2	$11.1	67	1
Foreign	217.9	60.9	10.8	17.1	19	14
Residential mortgage-backed	231.4	72.3	15.1	21.5	103	45
Commercial mortgage-backed	39.2	10.1	2.1	2.4	8	2
Other asset-backed	118.6	77.2	9.0	27.2	40	22
Total	$1,054.0	$240.0	$49.2	$79.3	237	84

2011
U.S. corporate, state and municipalities	$1,112.3	$34.5	$32.4	$9.9	137	5
Foreign	850.6	86.3	41.7	28.1	131	12
Residential mortgage-backed	500.9	158.4	31.7	59.2	98	89
Commercial mortgage-backed	446.3	5.6	25.1	1.3	24	1
Other asset-backed	109.1	171.7	6.6	63.0	74	44
Total	$3,019.2	$456.5	$137.5	$161.5	464	151

All investments with fair values less than amortized cost are included in the Company’s other-than-temporary impairments analysis and impairments were recognized as disclosed in the "Evaluating Securities for Other-Than-Temporary Impairments" section

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

below. After detailed impairment analysis was completed, the Company determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired and therefore no further other-than-temporary impairment was necessary.

Subprime and Alt-A Mortgage Exposure

The Company does not originate or purchase subprime or Alt-A whole-loan mortgages. The Company does have exposure to RMBS, CMBS and ABS.  Subprime lending is the origination of loans to customers with weaker credit profiles. The Company defines Alt-A Loans to include the following: residential mortgage loans to customers who have strong credit profiles but lack some elements, such as documentation to substantiate income; residential mortgage loans to borrowers that would otherwise be classified as prime but whose loan structure provides repayment options to the borrower that increase the risk of default; and any securities backed by residential mortgage collateral not clearly identifiable as prime or subprime.

The Company's exposure to subprime mortgage backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings are included in Other ABS in the "Fixed Maturities and Equity Securities" section above. As of September 30, 2012, the fair value and gross unrealized losses related to the Company's exposure to subprime mortgage backed securities was $187.9 and $36.3, respectively, representing 0.9% of total fixed maturities, including securities pledged. As of December 31, 2011, the fair value and gross unrealized losses related to the Company's exposure to subprime mortgage backed securities were $189.3 and $69.7, respectively, representing 0.8% of total fixed maturities, including securities pledged.

The following tables summarize the Company's exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of September 30, 2012 and December 31, 2011:

	% of Total Subprime Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
2012
	1	77.5%	AAA	0.3%	2007	15.6%
	2	8.5%	AA	4.1%	2006	6.4%
	3	9.9%	A	10.5%	2005 and prior	78.0%
	4	1.9%	BBB	10.2%		100.0%
	5	0.9%	BB and below	74.9%
	6	1.3%		100.0%
		100.0%
2011
	1	79.0%	AAA	1.6%	2007	18.9%
	2	6.2%	AA	5.9%	2006	6.6%
	3	10.5%	A	7.9%	2005 and prior	74.5%
	4	1.5%	BBB	9.8%		100.0%
	5	1.3%	BB and below	74.8%
	6	1.5%		100.0%
		100.0%

The Company's exposure to Alt-A mortgages is included in Residential mortgage-backed securities in the "Fixed Maturities and Equity Securities" section above. As of September 30, 2012, the fair value and gross unrealized losses related to the Company's exposure to Alt-A RMBS aggregated to $135.6 and $26.0, respectively, representing 0.6% of total fixed maturities including securities pledged. As of December 31, 2011, the fair value and gross unrealized losses related to the Company's exposure to Alt-A RMBS aggregated to $129.7 and $52.7, respectively, representing 0.6% of total fixed maturities, including securities pledged.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the Company's exposure to Alt-A residential mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of September 30, 2012 and December 31, 2011:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
2012
	1	43.7%	AAA	0.2%	2007	31.1%
	2	11.3%	AA	1.1%	2006	19.6%
	3	12.5%	A	3.5%	2005 and prior	49.3%
	4	24.3%	BBB	2.0%		100.0%
	5	6.8%	BB and below	93.2%
	6	1.4%		100.0%
		100.0%
2011
	1	38.5%	AAA	0.3%	2007	30.0%
	2	11.6%	AA	1.7%	2006	18.9%
	3	12.2%	A	5.0%	2005 and prior	51.1%
	4	29.1%	BBB	2.9%		100.0%
	5	7.4%	BB and below	90.1%
	6	1.2%		100.0%
		100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

As of September 30, 2012 and December 31, 2011, the fair value of the Company's CMBS totaled $1.8 billion and $2.0 billion, respectively, and Other ABS, excluding subprime exposure, totaled $507.1 and $489.7, respectively. As of September 30, 2012 and December 31, 2011, the gross unrealized losses related to CMBS totaled $4.5 and $26.4 respectively. As of September 30, 2012, there were no gross unrealized losses related to Other ABS, excluding subprime exposure. As of December 31, 2011, gross unrealized losses related to Other ABS, excluding subprime exposure, totaled $0.2. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the Company's exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of September 30, 2012 and December 31, 2011:

	% of Total CMBS
	NAIC Designation		ARO Ratings		Vintage
2012
	1	97.1%	AAA	42.3%	2008	0.6%
	2	2.2%	AA	22.1%	2007	29.9%
	3	0.7%	A	11.9%	2006	34.3%
	4	—%	BBB	15.5%	2005 and prior	35.2%
	5	—%	BB and below	8.2%		100.0%
	6	—%		100.0%
		100.0%
2011
	1	97.1%	AAA	52.7%	2008	0.5%
	2	1.8%	AA	18.4%	2007	25.9%
	3	—%	A	12.7%	2006	31.2%
	4	—%	BBB	8.8%	2005 and prior	42.4%
	5	—%	BB and below	7.4%		100.0%
	6	1.1%		100.0%
		100.0%
As of September 30, 2012, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 29.3%, 12.0% and 35.6%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2011, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 31.6%, 13.1% and 31.3%, respectively, of total Other ABS, excluding subprime exposure.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the Company's exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of September 30, 2012 and December 31, 2011:

	% of Total Other ABS
	NAIC Designation		ARO Ratings		Vintage
2012
	1	95.7%	AAA	90.6%	2012	17.4%
	2	2.1%	AA	1.5%	2011	16.7%
	3	—%	A	3.6%	2010	4.6%
	4	—%	BBB	2.1%	2009	5.8%
	5	—%	BB and below	2.2%	2008	3.1%
	6	2.2%		100.0%	2007	15.0%
		100.0%			2006	20.5%
					2005 and prior	16.9%
						100.0%
2011
	1	96.0%	AAA	86.1%	2011	18.7%
	2	1.8%	AA	3.8%	2010	10.7%
	3	—%	A	3.0%	2009	8.3%
	4	0.1%	BBB	3.8%	2008	3.6%
	5	2.1%	BB and below	3.3%	2007	19.3%
	6	—%		100.0%	2006	20.2%
		100.0%			2005 and prior	19.2%
						100.0%

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications to these contracts are granted. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructure when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of September 30, 2012 and December 31, 2011, the Company did not have any troubled debt restructurings.

During the three and nine months ended September 30, 2012, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

Mortgage Loans on Real Estate

The Company's mortgage loans on real estate are all commercial mortgage loans, which are reported at amortized cost, less impairment write-downs and allowance for losses.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the Company’s investment in mortgage loans as of September 30, 2012 and December 31, 2011:

	2012	2011
Commercial mortgage loans	$2,909.8	$3,138.8
Collective valuation allowance	(1.4)	(1.5)
Total net commercial mortgage loans	$2,908.4	$3,137.3

There were no impairments taken on the mortgage loan portfolio for the three and nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, all commercial mortgage loans are held-for-investment. The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk.  The Company manages risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate.  Subsequently, the Company continuously evaluates all mortgage loans based on relevant current information including an appraisal of loan-specific credit quality, property characteristics and market trends. Loan performance is monitored on a loan-specific basis through the review of submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review ensures properties are performing at a consistent and acceptable level to secure the debt.

The following table summarizes the activity in the allowance for losses for all commercial mortgage loans for the nine months ended September 30, 2012 and the year ended December 31, 2011:

	2012	2011
Collective valuation allowance for losses, beginning of period	$1.5	$3.0
Addition to / (release of) allowance for losses	(0.1)	(1.5)
Collective valuation allowance for losses, end of period	$1.4	$1.5

The following table presents information on impaired loans as of September 30, 2012 and December 31, 2011:

	2012	2011
Impaired loans, average investment during the period	$—	$8.3

There were no mortgage loans in the Company's portfolio in process of foreclosure as of September 30, 2012. There were no other loans in arrears with respect to principal and interest as of September 30, 2012.

The following tables present information on interest income recognized on impaired loans for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
Interest income recognized on impaired loans, on an accrual basis	$—	$—
Interest income recognized on impaired loans, on a cash basis	—	—

	Nine Months Ended September 30,
	2012	2011
Interest income recognized on impaired loans, on an accrual basis	$—	$—
Interest income recognized on impaired loans, on a cash basis	—	0.1

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Loan-to-value ("LTV") and debt service coverage ("DSC") ratios are measures commonly used to assess the risk and quality of mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. A DSC ratio of less than 1.0 indicates that property’s operations do not generate sufficient income to cover debt payments. These ratios are utilized as part of the review process described above.

The following table presents the LTV ratios as of September 30, 2012 and December 31, 2011:

	2012(1)	2011(1)
Loan-to-Value Ratio:
0% - 50%	$772.5	$920.9
50% - 60%	863.3	833.9
60% - 70%	1,089.0	1,173.2
70% - 80%	173.9	191.3
80% and above	11.1	19.5
Total Commercial mortgage loans	$2,909.8	$3,138.8
(1) Balances do not include allowance for mortgage loan credit losses.

The following table presents the DSC ratios as of September 30, 2012 and December 31, 2011:

	2012(1)	2011(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,023.4	$2,105.3
1.25x - 1.5x	453.2	565.8
1.0x - 1.25x	285.0	355.5
Less than 1.0x	148.2	112.2
Total Commercial mortgage loans	$2,909.8	$3,138.8
(1) Balances do not include allowance for mortgage loan credit losses.

The Company’s policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until past due payments are brought current.

All commercial mortgages are evaluated for the purpose of quantifying the level of risk.  Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest.  If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s original purchase yield, or fair value of the collateral.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of September 30, 2012 and December 31, 2011:

	2012(1)		2011(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$644.8	22.1%	$702.5	22.4%
South Atlantic	548.5	18.9%	582.8	18.6%
Middle Atlantic	342.9	11.8%	361.7	11.5%
East North Central	356.2	12.2%	411.4	13.1%
West South Central	387.3	13.3%	414.1	13.2%
Mountain	331.0	11.4%	364.9	11.6%
New England	80.7	2.8%	82.2	2.6%
West North Central	142.3	4.9%	138.2	4.4%
East South Central	76.1	2.6%	81.0	2.6%
Total Commercial mortgage loans	$2,909.8	100.0%	$3,138.8	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

	2012(1)		2011(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Industrial	$1,144.7	39.4%	$1,223.2	39.0%
Retail	740.4	25.4%	807.4	25.7%
Office	475.8	16.4%	542.2	17.3%
Apartments	350.1	12.0%	371.5	11.8%
Hotel/Motel	128.6	4.4%	129.6	4.1%
Mixed use	16.7	0.6%	12.6	0.4%
Other	53.5	1.8%	52.3	1.7%
Total Commercial mortgage loans	$2,909.8	100.0%	$3,138.8	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth the breakdown of mortgages by year of origination as of September 30, 2012 and December 31, 2011:

	2012(1)	2011(1)
Year of Origination:
2012	$183.7	$—
2011	803.9	791.2
2010	185.9	272.1
2009	76.9	77.8
2008	349.9	406.5
2007	304.7	447.7
2006 and prior	1,004.8	1,143.5
Total Commercial mortgage loans	$2,909.8	$3,138.8
(1) Balances do not include allowance for mortgage loan credit losses.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the Company’s credit-related and intent-related impairments included in the Condensed Statements of Operations, excluding impairments included in Other comprehensive income by type for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012		2011
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$1.3	1	$1.7	4
Foreign(1)	—	—	12.8	13
Residential mortgage-backed	2.0	29	4.1	50
Commercial mortgage-backed	—	—	19.3	11
Other asset-backed	—	—	9.4	8
Mortgage loans on real estate	—	—	4.6	3
Total	$3.3	30	$51.9	89
(1) Primarily U.S. dollar denominated.
	Nine Months Ended September 30,
	2012		2011
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$1.8	2	$4.8	6
Foreign(1)	0.7	3	16.8	22
Residential mortgage-backed	4.7	46	7.0	56
Commercial mortgage-backed	1.7	1	29.7	12
Other asset-backed	0.3	3	72.6	58
Mortgage loans on real estate	—	—	6.9	5
Total	$9.2	55	$137.8	159
(1) Primarily U.S. dollar denominated.

The above tables include $3.3 and $6.3 of write-downs related to credit impairments for the three and nine months ended September 30, 2012, respectively, in Other-than-temporary impairments which are recognized in the Condensed Statements of Operations. There were no remaining write-downs for the three months ended September 30, 2012 related to intent impairments. The remaining $2.9 in write-downs for the nine months ended September 30, 2012 are related to intent impairments.

The above tables include $11.4 and $20.9 of write-downs related to credit impairments for the three and nine months ended September 30, 2011, respectively, in Other-than-temporary impairments which are recognized in the Condensed Statements of Operations. The remaining $40.5 and $116.9 in write-downs for the three and nine months ended September 30, 2011, respectively, are related to intent impairments.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012		2011
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$1.7	4
Foreign(1)	—	—	11.3	11
Residential mortgage-backed	—	—	0.1	3
Commercial mortgage-backed	—	—	19.3	11
Other asset-backed	—	—	8.1	7
Total	$—	—	$40.5	36
(1) Primarily U.S. dollar denominated.
	Nine Months Ended September 30,
	2012		2011
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$0.4	1	$4.8	6
Foreign(1)	0.7	3	13.7	19
Residential mortgage-backed	—	—	0.1	4
Commercial mortgage-backed	1.7	1	28.5	12
Other asset-backed	0.1	1	69.8	57
Total	$2.9	6	$116.9	98
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

The fair value of fixed maturities with OTTI as of September 30, 2012 and December 31, 2011 was $2.3 billion and $2.1 billion, respectively.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
Balance at July 1	$60.5	$85.8
Additional credit impairments:
On securities not previously impaired	—	2.7
On securities previously impaired	1.8	2.6
Reductions:
Securities intent impaired	—	—
Securities sold, matured, prepaid or paid down	(18.8)	(27.1)
Balance at September 30	$43.5	$64.0

	Nine Months Ended September 30,
	2012	2011
Balance at January 1	$64.1	$118.2
Additional credit impairments:
On securities not previously impaired	0.4	3.2
On securities previously impaired	4.3	4.8
Reductions:
Securities intent impaired	—	(3.4)
Securities sold, matured, prepaid or paid down	(25.3)	(58.8)
Balance at September 30	$43.5	$64.0

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize Net investment income for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
Fixed maturities	$280.5	$311.8
Equity securities, available-for-sale	1.2	1.0
Mortgage loans on real estate	40.1	46.5
Policy loans	1.5	1.7
Short-term investments and cash equivalents	(0.2)	0.4
Other	7.5	13.1
Gross investment income	330.6	374.5
Less: Investment expenses	(13.1)	(15.6)
Net investment income	$317.5	$358.9

	Nine Months Ended September 30,
	2012	2011
Fixed maturities	$865.7	$934.3
Equity securities, available-for-sale	3.0	6.1
Mortgage loans on real estate	126.8	130.9
Policy loans	4.4	5.0
Short-term investments and cash equivalents	0.1	1.8
Other	18.2	51.2
Gross investment income	1,018.2	1,129.3
Less: Investment expenses	(39.5)	(44.5)
Net investment income	$978.7	$1,084.8

As of September 30, 2012 and December 31, 2011, the Company did not have any investments in fixed maturities which produced no net investment income. Fixed maturities are moved to a non-accrual status immediately when the investment defaults.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments. Realized investment gains and losses are also primarily generated from changes in fair value of embedded derivatives within product guarantees and fixed maturities, changes in fair value of fixed maturities recorded at FVO and changes in fair value including accruals on derivative instruments, except for effective cash flow hedges. The cost of the investments on disposal is generally determined based on first-in-first-out ("FIFO") methodology.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized capital gains (losses) were as follows for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
Fixed maturities, available-for-sale, including securities pledged	$54.3	$66.3
Fixed maturities, at fair value option	(7.4)	(9.3)
Equity securities, available-for-sale	(0.1)	1.4
Derivatives	(773.4)	1,897.8
Embedded derivative - fixed maturities	(3.0)	8.8
Embedded derivative - product guarantees	517.3	(861.4)
Other investments	0.1	(4.2)
Net realized capital gains (losses)	$(212.2)	$1,099.4
After-tax net realized capital gains (losses)	$(123.9)	$831.6

	Nine Months Ended September 30,
	2012	2011
Fixed maturities, available-for-sale, including securities pledged	$135.6	$55.8
Fixed maturities, at fair value option	(33.8)	(17.6)
Equity securities, available-for-sale	(0.2)	2.6
Derivatives	(1,395.8)	1,647.7
Embedded derivative - fixed maturities	(3.9)	9.0
Embedded derivative - product guarantees	227.1	(977.0)
Other investments	0.8	(6.4)
Net realized capital gains (losses)	$(1,070.2)	$714.1
After-tax net realized capital gains (losses)	$(695.6)	$591.2

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before-tax were as follows for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
Proceeds on sales	$4,498.9	$3,415.0
Gross gains	161.2	212.5
Gross losses	12.4	26.0

3.    Derivative Financial Instruments

The Company enters into the following types of derivatives:

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

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

Credit default swaps: Credit default swaps are used to reduce credit loss exposure with respect to certain assets that the Company owns, or to assume credit exposure on certain assets that the Company does not own. Payments are made to or received from the counterparty at specified intervals. In the event of a default on the underlying credit exposure, the Company will either receive a payment (purchased credit protection) or will be required to make a payment (sold credit protection) equal to the par minus recovery value of the swap contract. The Company utilizes these contracts in non-qualifying hedging relationships.

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

Forwards: The Company uses forward contracts to hedge certain invested assets against movement in interest rates, particularly mortgage rates. The Company uses To Be Announced securities as an economic hedge against rate movements. Forward contracts are utilized in non-qualifying hedging relationships.

Futures: Futures contracts are used to hedge against a decrease in certain equity indices. Such decreases may result in a decrease in variable annuity account values which would increase the possibility of the Company incurring an expense for guaranteed benefits in excess of account values. The Company also uses futures contracts as a hedge against an increase in certain equity indices. Such increases may result in increased payments to the holders of the fixed index annuity contracts. The Company enters into exchange traded futures with regulated futures commissions that are members of the exchange. The Company also posts initial and variation margin with the exchange on a daily basis. The Company utilizes exchange-traded futures in non-qualifying hedging relationships.

Swaptions: A swaption is an option to enter into a swap with a forward starting effective date. The Company uses swaptions to hedge the interest rate exposure associated with the minimum crediting rate and book value guarantees embedded in the retirement products that the Company offers. Increases in interest rates will generate losses on assets that are backing such liabilities. In certain instances, the Company locks in the economic impact of existing purchased swaptions by entering into offsetting written swaptions. Swaptions are also used to hedge against an increase in the interest rate benchmarked crediting strategies within Fixed indexed annuities ("FIA") contracts. Such increases may result in increased payments to contract holders of FIA contracts and the interest rate swaptions offset this increased exposure. The Company pays a premium when it purchases the swaption. The Company utilizes these contracts in non-qualifying hedging relationships.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

In an equity variance swap, the Company agrees with another party to exchange amounts in the future, based on the changes in equity volatility over a defined period. Equity variance swaps are utilized in non-qualifying hedging relationships.

Embedded derivatives: The Company also invests in certain fixed maturity instruments and has issued certain annuity products, that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity rates, or credit ratings/spreads. Embedded derivatives within fixed maturities are reported with the host contract on the Condensed Balance Sheets, and changes in fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Condensed Statements of Operations. Embedded derivatives within annuity products are included in Future policy benefits and claims reserves on the Condensed Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Condensed Statements of Operations.

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

The notional amounts and fair values of derivatives were as follows as of September 30, 2012 and December 31, 2011:

	2012			2011 (As revised)
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Non-qualifying for hedge accounting:
Interest rate contracts	$27,824.8	$1,465.7	$572.6	$27,046.0	$1,538.4	$520.0
Foreign exchange contracts	1,422.8	15.0	39.7	1,297.8	9.7	42.4
Equity contracts	15,156.8	147.6	29.5	15,434.3	60.1	28.4
Credit contracts	71.0	0.5	0.1	143.4	0.9	14.1
Embedded derivatives:
Within fixed maturity investments	N/A	51.1	—	N/A	55.0	—
Within annuity products	N/A	—	3,349.7	N/A	—	3,512.1
Within reinsurance agreements	N/A	—	317.7	N/A	—	230.9
Total		$1,679.9	$4,309.3		$1,664.1	$4,347.9
N/A - Not Applicable.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(As revised)		(As revised)
Derivatives: Qualifying for hedge accounting(1):
Cash flow hedges:
Interest rate contracts	$—	$0.3	$—	$—
Fair value hedges:
Interest rate contracts	—	—	—	—
Derivatives: Non-qualifying for hedge accounting(1):
Interest rate contracts	$(27.1)	$1,054.3	$275.4	$1,173.7
Foreign exchange contracts	(38.1)	56.5	(10.1)	(7.5)
Equity contracts	(709.1)	798.1	(1,661.6)	488.0
Credit contracts	0.9	(11.4)	0.5	(6.5)
Embedded derivatives:
Within fixed maturity investments	(3.0)	8.8	(3.9)	9.0
Within annuity products	517.3	(861.4)	227.1	(977.0)
Within reinsurance agreements	(48.5)	(213.1)	(86.8)	(239.4)
Total	$(307.6)	$832.1	$(1,259.4)	$440.3
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital losses. Changes in fair value upon disposal for effective cash flow hedges are recorded in Other net realized capital gains (losses) in the Condensed Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own.  Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments.  These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties.  The Company has International Swaps and Derivatives Association, Inc. ("ISDA") agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty.  To the extent cash collateral is received, it is included in Payables under securities loan agreements, including collateral held, on the Condensed Balance Sheets and is reinvested in short-term investments.  Collateral held is used in accordance with the Credit Support Annex ("CSA") to satisfy any obligations.  Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Balance Sheets.  In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par value minus recovery value of the swap contract. As of September 30, 2012, the fair value of credit default swaps of $0.5 and $0.1 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Balance Sheets.  As of December 31, 2011, the fair value of credit default swaps of $0.9 and $14.1 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Balance Sheets.  As of September 30, 2012 and December 31, 2011, the maximum potential future net exposure to the Company on the sale of credit default swaps was $70.5 and $108.8, respectively.

4.	Fair Value Measurements

Fair Value Measurement

The Company measures the fair value of its financial assets and liabilities based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or nonperformance risk,

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

including the Company's nonperformance risk. The estimate of fair value is the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants to sell the asset or transfer the liability ("exit price") in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability. The Company utilizes a number of valuation sources to determine the fair values of its financial assets and liabilities, including quoted market prices, third-party commercial pricing services, third-party brokers and industry-standard, vendor-provided software that models the value based on market observable inputs and other internal modeling techniques based on projected cash flows.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

	2012
	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,360.9	$7.9	$—	$1,368.8
U.S government agencies and authorities	—	23.8	—	23.8
U.S. corporate, state and municipalities	—	10,581.1	132.1	10,713.2
Foreign	—	5,325.4	22.3	5,347.7
Residential mortgage-backed securities	—	1,974.7	23.9	1,998.6
Commercial mortgage-backed securities	—	1,826.4	—	1,826.4
Other asset-backed securities	—	605.2	84.6	689.8
Total fixed maturities, including securities pledged	1,360.9	20,344.5	262.9	21,968.3
Equity securities, available-for-sale	13.8	—	16.0	29.8
Derivatives:
Interest rate contracts	6.6	1,459.1	—	1,465.7
Foreign exchange contracts	—	15.0	—	15.0
Equity contracts	60.5	56.3	30.8	147.6
Credit contracts	—	0.5	—	0.5
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,247.5	—	—	2,247.5
Assets held in separate accounts	40,435.9	—	—	40,435.9
Total assets	$44,125.2	$21,875.4	$309.7	$66,310.3

Liabilities:
Annuity product guarantees:
FIA	$—	$—	$1,403.6	$1,403.6
GMAB / GMWB / GMWBL(1)	—	—	1,946.1	1,946.1
Embedded derivative on reinsurance	—	317.7	—	317.7
Derivatives:
Interest rate contracts	—	572.6	—	572.6
Foreign exchange contracts	—	39.7	—	39.7
Equity contracts	3.2	26.3	—	29.5
Credit contracts	—	0.1	—	0.1
Total liabilities	$3.2	$956.4	$3,349.7	$4,309.3
(1) Guaranteed minimum accumulation benefits ("GMAB"), Guaranteed minimum withdrawal benefits ("GMWB"), Guaranteed minimum withdrawal benefits with life payouts ("GMWBL").

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	2011
	(As revised)
	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,778.0	$7.8	$—	$1,785.8
U.S government agencies and authorities	—	23.7	—	23.7
U.S. corporate, state and municipalities	—	10,251.1	124.5	10,375.6
Foreign	—	5,525.2	56.9	5,582.1
Residential mortgage-backed securities	—	2,245.1	60.7	2,305.8
Commercial mortgage-backed securities	—	2,001.9	—	2,001.9
Other asset-backed securities	—	600.8	72.8	673.6
Total fixed maturities, including securities pledged	1,778.0	20,655.6	314.9	22,748.5
Equity securities, available-for-sale	11.4	—	16.3	27.7
Derivatives:
Interest rate contracts	4.0	1,534.4	—	1,538.4
Foreign exchange contracts	—	9.7	—	9.7
Equity contracts	26.5	—	33.6	60.1
Credit contracts	—	0.9	—	0.9
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,760.7	5.8	—	2,766.5
Assets held in separate accounts	39,356.9	—	—	39,356.9
Total assets	$43,937.5	$22,206.4	$364.8	$66,508.7

Liabilities:
Annuity product guarantees:
FIA	$—	$—	$1,282.2	$1,282.2
GMAB / GMWB / GMWBL	—	—	2,229.9	2,229.9
Embedded derivative on reinsurance	—	230.9	—	230.9
Derivatives:
Interest rate contracts	—	520.0	—	520.0
Foreign exchange contracts	—	42.4	—	42.4
Equity contracts	3.3	—	25.1	28.4
Credit contracts	—	1.2	12.9	14.1
Total liabilities	$3.3	$794.5	$3,550.1	$4,347.9

Valuation of Financial Assets and Liabilities at Fair Value

Certain assets and liabilities are measured at estimated fair value on the Company’s Condensed Balance Sheets. In addition, further disclosure of estimated fair values is included in the Investments note to these Condensed Financial Statements. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The exit price and the transaction (or entry) price will be the same at initial recognition in many circumstances. However, in certain

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

cases, the transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to transfer a liability to a third-party with an equal credit standing. Fair value is required to be a market-based measurement which is determined based on a hypothetical transaction at the measurement date, from a market participant’s perspective. The Company considers three broad valuation techniques when a quoted price is unavailable: (i) the market approach, (ii) the income approach and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given the instrument being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available.

The Company utilizes a number of valuation methodologies to determine the fair values of its financial assets and liabilities in conformity with the concepts of "exit price" and the fair value hierarchy as prescribed in ASC Topic 820. Valuations are obtained from third party commercial pricing services, brokers and industry-standard, vendor-provided software that models the value based on market observable inputs. The valuations obtained from third-party commercial pricing services are non-binding. The Company reviews the assumptions and inputs used by third-party commercial pricing services for each reporting period in order to determine an appropriate fair value hierarchy level. The documentation and analysis obtained from third-party commercial pricing services are reviewed by the Company, including in-depth validation procedures confirming the observability of inputs. The valuations are reviewed and validated monthly through the internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.

All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values. Except for the nonperformance risk change described below, there were no material changes to the valuation methods or assumptions used to determine fair values during the nine months ended September 30, 2012 and the year ended December 31, 2011.

The following valuation methods and assumptions were used by the Company in estimating the reported values for the investments and derivatives described below:

Fixed maturities: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices and are classified as Level 1 assets.  Assets in this category would primarily include certain U.S. Treasury securities.  The fair values for marketable bonds without an active market are obtained through several commercial pricing services which provide the estimated fair values and are classified as Level 2 assets.  These services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data.  This category includes U.S. and foreign corporate bonds, ABS, U.S. agency and government guaranteed securities, CMBS and RMBS, including certain CMO assets.

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

Broker quotes and prices obtained from pricing services are reviewed and validated through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.  As of September 30, 2012, $99.3 and $16.8 billion of a total fair value of $22.0 billion in fixed maturities, including securities pledged, were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process.  The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing.

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

Fair values of privately placed bonds are determined primarily using a matrix-based pricing model and are generally classified as Level 2 assets.  The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

issuer and cash flow characteristics of the security.  Also considered are factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees and the Company’s evaluation of the borrower’s ability to compete in its relevant market.  Using this data, the model generates estimated market values which the Company considers reflective of the fair value of each privately placed bond.

Equity securities, available-for-sale: Fair values of publicly traded equity securities are based upon quoted market price and are classified as Level 1 assets. Other equity securities, typically private equities or equity securities not traded on an exchange, are valued by other sources such as analytics or brokers and are classified as Level 2 or Level 3 assets.

Cash and cash equivalents, Short-term investments and Short-term investments under securities loan agreement: The carrying amounts for cash reflect the assets' fair values. The fair value for cash equivalents and most short-term investments are determined based on quoted market prices.  These assets are classified as Level 1. Other short-term investments are valued and classified in the fair value hierarchy consistent with the policies described herein, depending on investment type.

Derivatives: Derivatives are carried at fair value which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third party sources, such as yield curves, exchange rates, S&P 500 Index prices, London Interbank Offered Rates ("LIBOR") and Overnight Index Swap ("OIS") rates. In June 2012, the Company began using OIS rather than LIBOR for valuations of collateralized interest rate derivatives, which are obtained from third-party sources. For those derivatives that are unable to be valued by the accounting system, the Company typically utilizes values established by third-party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company’s policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company’s nonperformance risk is also considered and incorporated in the Company’s valuation process. Valuations for the Company’s futures and interest rate forward contracts are based on unadjusted quoted prices from an active exchange and, therefore, are classified as Level 1. The Company also has certain credit default swaps and options that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. However, all other derivative instruments are valued based on market observable inputs and are classified as Level 2.

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

Annuity product guarantees: The Company records reserves for annuity contracts containing GMAB, GMWB and GMWBL riders. The guarantee is an embedded derivative and is required to be accounted for separately from the host variable annuity contract. The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other market implied assumptions. These derivatives are classified as Level 3 liabilities in the fair value hierarchy.

The Company records an embedded derivative liability for its FIA contracts for interest payments to contract holders above the minimum guaranteed interest rate. The guarantee is treated as an embedded derivative and is required to be accounted for separately from the host contract. The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by market implied assumptions. These derivatives are classified as Level 3 liabilities in the fair value hierarchy.

The discount rate used to determine the fair value of the Company's guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”), guaranteed minimum withdrawal benefits with life payouts (“GMWBL”), and fixed-indexed annuity (“FIA”) contracts embedded derivative liabilities includes an adjustment to reflect the risk that these obligations will not be fulfilled (“nonperformance risk”). Through June 30, 2012, the Company's nonperformance risk adjustment was based on the credit default swap spreads of ING Verzekeringen N.V. ("ING V"), the Company's indirect parent company, with similar term to maturity and priority of payment. The ING V credit default spread was applied to the risk-free swap curve in the Company's valuation models for these product guarantees. As a result of the availability of ING U.S., Inc.'s market observable

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

data following the issuance of its long-term debt on July 13, 2012, the Company changed its estimate of nonperformance risk to incorporate a blend of observable, similarly rated peer company credit default swap spreads, adjusted to reflect the Company's own credit quality as well as an adjustment to reflect the priority of policyholder claims.

The Company's valuation actuaries are responsible for the policies and procedures for valuing the embedded derivatives, reflecting the capital markets and actuarial valuation inputs and nonperformance risk in the estimate of the fair value of the embedded derivatives. The actuarial and capital market assumptions for each liability are approved by each product's Chief Risk Officer ("CRO"), including an independent annual review by the U.S. CRO. Models used to value the embedded derivatives must comply with the Company's governance policies.

Quarterly, an attribution analysis is performed to quantify changes in fair value measurements and a sensitivity analysis is used to analyze the changes. The changes in fair value measurements are also compared to corresponding movements in the hedge target to assess the validity of the attributions. The results of the attribution analysis are reviewed by the valuation actuaries, responsible CFOs, Controllers, CROs and/or others as nominated by management.

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

Assets held in separate accounts: Assets held in separate accounts are reported at the quoted fair values of the underlying investments in the separate accounts. The underlying investments include mutual funds, short-term investments and cash, the valuations of which are based upon a quoted market price and are included in Level 1. Fixed maturity valuations are obtained from third-party commercial pricing services and brokers and are classified in the fair value hierarchy consistent with the policy described above for fixed maturities.

Transfers in and out of Level 1 and 2

There were no securities transferred between Levels 1 and Level 2 for the three and nine months ended September 30, 2012 and 2011.  The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the three and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:			Purchases	Issuances	Sales	Settlements	Transfers in to Level 3(2)	Transfers out of Level 3(2)	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings (3)
		Net Income		OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$102.4	$0.6		$(2.7)	$18.8	$—	$—	$(4.0)	$17.0	$—	$132.1	$0.6
Foreign	15.2	—		0.2	—	—	—	(1.5)	8.4	—	22.3	—
Residential mortgage-backed securities	21.7	2.5		(0.7)	—	—	—	(0.1)	0.5	—	23.9	2.5
Other asset-backed securities	67.6	1.9		1.9	—	—	—	(1.3)	14.5	—	84.6	1.9
Total fixed maturities, including securities pledged:	206.9	5.0		(1.3)	18.8	—	—	(6.9)	40.4	—	262.9	5.0

Equity securities, available-for-sale	16.8	(0.1)		—	—	—	(0.7)	—	—	—	16.0	—
Derivatives, net	9.6	23.7		—	4.3	—	—	(6.8)	—	—	30.8	19.8
Annuity product guarantees:
FIA	(1,384.2)	(38.9)		—	—	(15.9)	—	35.4	—	—	(1,403.6)	—
GMWB/GMAB/GMWBL	(2,458.6)	556.2		—	—	(43.7)	—	—	—	—	(1,946.1)	—
Total investment contract guarantees	(3,842.8)	517.3	(1)	—	—	(59.6)	—	35.4	—	—	(3,349.7)	—
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
(3) For financial instruments still held as of September 30, amounts are included in Net investment income and Other net realized capital gains (losses) in the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2012
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:			Purchases	Issuances	Sales	Settlements	Transfers in to Level 3(2)	Transfers out of Level 3(2)	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings (3)
		Net Income		OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$124.5	$0.7		$(1.5)	$2.4	$—	$—	$(0.1)	$36.3	$(30.2)	$132.1	$0.6
Foreign	56.9	0.6		(0.4)	—	—	(4.1)	(4.2)	8.3	(34.8)	22.3	—
Residential mortgage-backed securities	60.7	(0.5)		(1.1)	0.1	—	—	(0.9)	—	(34.4)	23.9	(0.9)
Other asset-backed securities	72.8	4.9		2.7	—	—	(9.3)	(3.4)	16.9	—	84.6	4.6
Total fixed maturities, including securities pledged:	314.9	5.7		(0.3)	2.5	—	(13.4)	(8.6)	61.5	(99.4)	262.9	4.3

Equity securities, available-for-sale	16.3	(0.1)		(0.1)	2.3	—	(2.4)	—	—	—	16.0	—
Derivatives, net	(4.3)	14.8		—	13.9	—	—	7.9	—	(1.5)	30.8	13.0
Annuity product guarantees:
FIA	(1,282.2)	(170.3)		—	—	(69.2)	—	118.1	—	—	(1,403.6)	—
GMWB/GMAB/GMWBL	(2,229.9)	397.4		—	—	(113.8)	—	0.2	—	—	(1,946.1)	—
Total investment contract guarantees	(3,512.1)	227.1	(1)	—	—	(183.0)	—	118.3	—	—	(3,349.7)	—
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
(3) For financial instruments still held as of September 30, amounts are included in Net investment income and Other net realized capital gains (losses) in the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011 (As revised)
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:			Purchases and Issuances	Sales and Settlements	Transfers in to Level 3(2)	Transfers out of Level 3(2)	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings (3)
		Net Income		OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$122.4	$—		$(0.4)	$—	$(3.4)	$—	$—	$118.6	$—
Foreign	27.3	0.1		(0.6)	—	(1.9)	15.5	(4.2)	36.2	—
Residential mortgage-backed securities	19.6	0.2		(0.1)	—	(0.3)	—	—	19.4	0.2
Other asset-backed securities	178.4	(8.5)		3.5	—	(66.7)	—	(15.4)	91.3	(9.7)
Total fixed maturities, including securities pledged:	347.7	(8.2)		2.4	—	(72.3)	15.5	(19.6)	265.5	(9.5)

Equity securities, available-for-sale	16.2	—		—	0.1	—	—	—	16.3	—
Derivatives, net	87.4	(17.2)		—	—	(35.5)	—	—	34.7	(35.7)
Annuity products guarantees:
FIA	(1,310.2)	136.6		—	(21.4)	28.6	—	—	(1,166.4)	—
GMWB/GMAB/GMWBL	(526.8)	(998.0)		—	(38.9)	0.3	—	—	(1,563.4)	—
Total investment contract guarantees	(1,837.0)	(861.4)	(1)	—	(60.3)	28.9	—	—	(2,729.8)	—
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
(3) For financial instruments still held as of September 30, amounts are included in Net investment income and Other net realized capital gains (losses) in the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2011 (As revised)
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:			Purchases and Issuances	Sales and Settlements	Transfers in to Level 3(2)	Transfers out of Level 3(2)	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings (3)
		Net Income		OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$40.1	$—		$(1.4)	$—	$(25.9)	$105.8	$—	$118.6	$—
Foreign	9.8	0.3		(3.8)	—	(10.8)	44.3	(3.6)	36.2	—
Residential mortgage-backed securities	198.6	(1.1)		0.7	2.9	(2.5)	—	(179.2)	19.4	(1.1)
Other asset-backed securities	644.8	(77.1)		61.9	—	(232.1)	1.2	(307.4)	91.3	(11.5)
Total fixed maturities, including securities pledged	893.3	(77.9)		57.4	2.9	(271.3)	151.3	(490.2)	265.5	(12.6)

Equity securities, available-for-sale	13.5	0.1		(0.1)	4.2	(0.1)	—	(1.3)	16.3	—
Derivatives, net	76.5	(0.9)		—	—	(40.9)	—	—	34.7	(18.8)
Annuity product guarantees:
FIA	(1,165.5)	(18.2)		—	(91.4)	108.7	—	—	(1,166.4)	—
GMWB/GMAB/GMWBL	(490.2)	(958.8)		—	(116.3)	1.9	—	—	(1,563.4)	—
Total investment contract guarantees	(1,655.7)	(977.0)	(1)	—	(207.7)	110.6	—	—	(2,729.8)	—
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
(3) For financial instruments still held as of September 30, amounts are included in Net investment income and Other net realized capital gains (losses) in the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The transfers out of Level 3 for the three and nine months ended September 30, 2011 in fixed maturities, including securities pledged, were primarily due to the Company's determination that the market for subprime RMBS securities had become active in the first quarter 2011 and to an increased utilization of vendor valuations for certain CMO assets, as opposed to the previous use of broker quotes in the second quarter of 2011. While the valuation methodology for subprime RMBS securities has not changed, the Company has concluded that the frequency of transactions in the market for subprime RMBS securities represent regularly occurring market transactions and therefore are now classified as Level 2.

The fair value of certain options and swap contracts are valued using observable inputs, and such options and swap contracts were transferred from Level 3 to Level 2 during the nine months ended September 30, 2012.

The remaining transfers in and out of Level 3 for fixed maturities during the three and nine months ended September 30, 2012 and 2011, were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3, as these securities are generally less liquid with very limited trading activity or where less transparency exists corroborating the inputs to the valuation methodologies. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

Nonperformance Risk: For the estimate of the fair value of the embedded derivatives associated with our product guarantees, valuation actuaries use a blend of observable, similarly rated peer company credit default swap spreads, adjusted to reflect the Company's own credit quality as well as an adjustment to reflect the priority of policyholder claims.

Policyholder Behavior Assumptions: Management regularly reviews actuarial assumptions, which are based on the Company's experience and periodically reviewed against industry standards. Industry standards and Company experience may be limited on certain products.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of September 30, 2012:

Range(1)
Unobservable Input	GMWB/ GMAB/ GMWBL	FIA
Long-term equity implied volatility	15% to 25%	-
Correlations between:
Funds	-20% to 98%	-
Rates and Equity	-45% to 5%	-
Nonperformance risk	0.25% to 3.50%	0.25% to 3.50%
Policyholder Behavior Assumptions:
Benefit Utilization	0% to 85%	-
Partial Withdrawals	0% to 10%	-
Lapses	0% to 40%	0% to 10%
Mortality(2)	-	-
(1) Represents the range of reasonable assumptions that management has used in its fair value calculations
(2) The mortality rate is based on the Annuity 2000 basic table with mortality improvements.

Generally, the following will cause an increase (decrease) in the GMAB, GMWB and GMWBL embedded derivative fair value liabilities:

•	An increase (decrease) in long-term equity implied volatility

•	An increase (decrease) in equity-interest rate correlations

•	A decrease (increase) in nonperformance risk

•	A decrease (increase) in mortality

•	An increase (decrease) in benefit utilization

•	A decrease (increase) in lapses

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments were as follows as of September 30, 2012 and December 31, 2011:

	2012		2011
			(As revised)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$21,614.2	$21,614.2	$22,413.5	$22,413.5
Fixed maturities, at fair value using the fair value option	354.1	354.1	335.0	335.0
Equity securities, available-for-sale	29.8	29.8	27.7	27.7
Mortgage loans on real estate	2,908.4	3,018.2	3,137.3	3,214.1
Loan - Dutch State obligation	545.4	538.8	658.2	660.6
Policy loans	105.1	105.1	112.0	112.0
Limited partnerships/corporations	245.5	245.5	305.4	305.4
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	2,247.5	2,247.5	2,766.5	2,766.5
Derivatives	1,628.8	1,628.8	1,609.1	1,609.1
Other investments	82.0	82.0	82.2	82.2
Deposits from affiliates	960.4	995.2	1,377.6	1,360.3
Assets held in separate accounts	40,435.9	40,435.9	39,356.9	39,356.9
Liabilities:
Investment contract liabilities:
Deferred annuities(1)	20,415.3	21,036.3	22,453.2	22,749.4
Guaranteed investment contracts and funding agreements	1,851.9	1,693.2	2,367.7	2,568.2
Supplementary contracts and immediate annuities	867.6	959.1	816.1	884.6
Embedded derivative on reinsurance	317.7	317.7	230.9	230.9
Annuity product guarantees:
FIA	1,403.6	1,403.6	1,282.2	1,282.2
GMAB/GMWB/GMWBL	1,946.1	1,946.1	2,229.9	2,229.9
Long-term debt	435.0	468.9	435.0	419.3
Derivatives	641.9	641.9	604.9	604.9
(1) Certain amounts included in Deferred annuities are also reflected within the Annuity Product guarantees section of the table above.

The following disclosures are made in accordance with the requirements of ASC Topic 825 which requires disclosure of fair value information about financial instruments, whether or not recognized at fair value on the Condensed Balance Sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates, in many cases, could not be realized in immediate settlement of the instrument.

ASC Topic 825 excludes certain financial instruments, including insurance contracts and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following valuation methods and assumptions were used by the Company in estimating the fair value of the following financial instruments, which are not carried at fair value on the Condensed Balance Sheets:

Mortgage loans on real estate: The fair values for mortgage loans on real estate are estimated on a monthly basis using discounted cash flow analyses and rates currently being offered in the marketplace for similar loans to borrowers with similar credit ratings.  Loans with similar characteristics are aggregated for purposes of the calculations. Mortgage loans on real estate are classified as Level 3.

Loan - Dutch State obligation: The fair value of the Dutch State loan obligation is estimated utilizing cash flows net of certain contract fees discounted using the Netherlands Strip Yield Curve and is classified as Level 3.

Policy loans: The fair value of policy loans is equal to the carrying, or cash surrender, value of the loans. Policy loans are fully collateralized by the cash surrender value of the associated insurance contracts and are classified as Level 2.

Limited partnerships/corporations: The fair value for these investments, primarily private equity fund of funds and hedge funds, is based on actual or estimated Net Asset Value ("NAV") information as provided by the investee and are classified as Level 3.

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

Investment contract liabilities:

Without a fixed maturity: Fair value is estimated as the mean present value of stochastically modeled cash flows associated with the contract liabilities, taking into account assumptions about contract holder behavior. The stochastic valuation scenario set is consistent with current market parameters and discount is taken using stochastically evolving risk-free rates in the scenarios plus an adjustment for nonperformance risk. Margins for non-financial risks associated with the contract liabilities are also included. These liabilities are classified as Level 3.

With a fixed maturity: Fair value is estimated by discounting cash flows, including associated expenses for maintaining the contracts, at rates, which are risk-free rates plus an adjustment for nonperformance risk. These liabilities are classified as Level 2.

Supplementary contracts and immediate annuities: Fair value is estimated as the mean present value of the single deterministically modeled cash flows associated with the contract liabilities discounted using stochastically evolving short risk-free rates in the scenarios plus an adjustment for nonperformance risk. The valuation is consistent with current market parameters. Margins for non-financial risks associated with the contract liabilities are also included. These liabilities are classified as Level 3.

Long-term debt: Estimated fair value of the Company’s notes to affiliates is based upon discounted future cash flows using a discount rate approximating the current market rate, incorporating nonperformance risk and is classified as Level 2.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

of the instruments. In evaluating the Company’s management of interest rate, price and liquidity risks, the fair values of all assets and liabilities should be taken into consideration, not only those presented above.

5.    Deferred Policy Acquisition Costs ("DAC") and Value of Business Acquired ("VOBA")

Activity within DAC was as follows for the nine months ended September 30, 2012 and 2011.

	2012	2011
		(As revised)
Balance at January 1	$3,326.4	$2,758.9
Deferrals of commissions and expenses	82.6	100.1
Amortization:
Amortization	(432.3)	453.8
Interest accrued(1)	163.9	116.9
Net amortization included in the Condensed Statements of Operations	(268.4)	570.7
Change in unrealized capital gains/losses on available-for-sale securities	(179.8)	(305.0)
Balance at September 30	$2,960.8	$3,124.7
(1) Interest accrued at 3% to 6% during 2012 and 2011.

Activity within VOBA was as follows for the nine months ended September 30, 2012 and 2011.

	2012	2011
		(As revised)
Balance at January 1	$46.2	$66.6
Amortization:
Amortization	(18.5)	(6.8)
Interest accrued(1)	2.3	2.7
Net amortization included in the Condensed Statements of Operations	(16.2)	(4.1)
Change in unrealized capital gains/losses on available-for-sale securities	1.0	(15.7)
Balance at September 30	$31.0	$46.8
(1) Interest accrued at 4% to 8% during 2012 and 2011.

6.    Capital Contributions and Dividends

During the nine months ended September 30, 2012, the Company did not receive any capital contributions from its Parent. During the nine months ended September 30, 2011, the Company received capital contributions of $44.0 from its Parent.

During the nine months ended September 30, 2012, following receipt of required approval from its domiciliary state insurance regulator, the Company paid a return of capital distribution of $250.0 on its capital stock to its Parent. During the nine months ended September 30, 2011, the Company did not pay a dividend or return of capital distribution on its capital stock to its Parent.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.     Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of AOCI as of September 30, 2012 and 2011.

	2012	2011
		(As revised)
Fixed maturities, net of OTTI	$2,002.3	$1,165.3
Equity securities, available-for-sale	3.3	(1.4)
Derivatives	(0.8)	(4.5)
DAC/VOBA and sales inducements adjustment on available-for-sale securities	(1,325.8)	(902.5)
Other investments	(35.4)	(35.5)
Unrealized capital gains (losses), before tax	643.6	221.4
Deferred income tax asset (liability)	(206.7)	43.2
Unrealized capital gains (losses), after tax	436.9	264.6
Pension liability, net of tax	1.1	1.1
AOCI	$438.0	$265.7

Changes in AOCI, net of DAC, VOBA and tax, related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the nine months ended September 30, 2012 and 2011.

	2012	2011
		(As revised)
Fixed maturities	$657.9	$452.4
Equity securities, available-for-sale	2.4	(8.3)
Derivatives	0.3	(4.8)
DAC/VOBA and sales inducements adjustment on available-for-sale securities	(191.7)	(392.4)
Other investments	0.2	0.2
Change in unrealized gains/losses on securities, before tax	469.1	47.1
Deferred income tax asset/liability	(284.7)	44.1
Change in unrealized gains/losses on securities, after tax	184.4	91.2

Change in OTTI, before tax	13.3	30.5
Deferred income tax asset /liability	(4.7)	(10.7)
Change in OTTI, after tax	8.6	19.8

Pension and other post-employment benefit liability, before tax	(0.2)	(0.2)
Deferred income tax asset /liability	0.1	0.1
Pension and other post-employment benefit liability, after tax	(0.1)	(0.1)

Net change in AOCI, after tax	$192.9	$110.9

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in unrealized capital gains/losses on securities, including securities pledged and noncredit impairments, as recognized in AOCI , reported net of DAC, VOBA and income taxes, were as follows for the nine months ended September 30, 2012 and 2011.

	2012	2011
		(As revised)
Net unrealized capital gains/losses arising during the period(1)	$404.6	$88.2
Less: reclassification adjustment for gains (losses) and other items included in Net income (loss)(2)	91.1	38.2
Change in deferred tax valuation allowance and other tax adjustments(3)	(120.5)	61.0
Net change in unrealized capital gains/losses on securities	$193.0	$111.0

(1)	Pretax net unrealized capital gains/losses arising during the period were $622.6 and $136.9, for the nine months ended September 30, 2012 and 2011, respectively.

(2)	Pretax reclassification adjustments for gains (losses) and other items included in Net income (loss) were $140.2 and $59.3, for the nine months ended September 30, 2012 and 2011, respectively.

(3)	These amounts include amounts allocated to Other Comprehensive Income in accordance with the exception described in ASC 740-20-45-7.

The reclassification adjustments for gains (losses) and other items included in Net income (loss) in the above table are generally determined by FIFO methodology.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.    Income Taxes

Income taxes were different from the amount computed by applying the federal income tax rate to income (loss) before income taxes for the following reasons for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012		2011
			(As revised)
Income (loss) before income taxes	$237.8		$22.3
Statutory rate	35.0%		35.0%
Income tax expense (benefit) at federal statutory rate	83.2		7.8
Tax effect of:
Dividends received deduction	(36.2)	(1)	9.6
Valuation allowance	(1.0)	(1)	(117.0)
Tax credits	(0.5)	(1)	(0.5)
Other	0.1		0.1
Income tax expense (benefit) for three months ended September 30	$45.6		$(100.0)
(1) These amounts were allocated to Other comprehensive income in accordance with the exception described in ASC 740-20-45-7.

	Nine Months Ended September 30,
	2012		2011
			(As revised)
Income (loss) before income taxes	$(78.0)		$141.9
Statutory rate	35.0%		35.0%
Income tax expense (benefit) at federal statutory rate	(27.3)		49.7
Tax effect of:
Dividends received deduction	(58.3)	(1)	(19.3)
Valuation allowance	59.5	(1)	(127.0)
Audit settlements	—		3.3
Tax credits	(1.5)	(1)	(1.5)
Other	0.2		0.3
Income tax expense (benefit) for nine months ended September 30	$(27.4)		$(94.5)
(1) Certain of these amounts were allocated to Other comprehensive income in accordance with the exception described in ASC 740-20-45-7.

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of September 30, 2012 and December 31, 2011, the Company had a tax valuation allowance of $217.6 and $158.1, respectively, that was allocated to Net income (loss) and $(25.5) and $(146.0), respectively, that was allocated to Other comprehensive income. Therefore, as of September 30, 2012, the Company has a tax valuation allowance of $180.0 related to excess deferred tax assets over deferred tax liabilities and $12.1 related to foreign tax credits.  As of December 31, 2011, the Company had a tax valuation allowance of $12.1 related to foreign tax credits, the benefit of which is uncertain.

Tax Regulatory Matters

In the first quarter of 2012, the Internal Revenue Service ("IRS") completed its examination of ING U.S., Inc’s Consolidated income tax return for tax year 2010, which included the Company's taxable income.  The 2010 settlement did not have a material impact on the Company’s financial position.

The Company is currently under audit by the IRS and has agreed to participate in the Compliance Assurance Program for the tax years 2011 and 2012.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
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

Under this agreement, the Company did not incur any interest expense for the three and nine months ended September 30, 2012 and 2011. The Company did not earn any interest income for the three months ended September 30, 2012 and earned $0.4 for the nine months ended September 30, 2012. The Company earned interest income of $0.2 and $0.6 for the three and nine months ended September 30, 2011. Interest expense and income are included in Interest expense and Net investment income, respectively, in the Condensed Statements of Operations.  As of September 30, 2012, the Company had no outstanding receivable from ING U.S., Inc. under the reciprocal loan agreement. As of December 31, 2011, the Company had an outstanding receivable of $535.9 from ING U.S., Inc. under the reciprocal loan agreement.

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

10.    Commitments and Contingencies

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

As of September 30, 2012 and December 31, 2011, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $251.1 and $255.3, respectively.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements ("ISDA Agreements"), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the CSA. The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of September 30, 2012 and December 31, 2011, the Company held $847.1 and $821.2, of net cash collateral, respectively, related to derivative contracts, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets. In addition, as of September 30, 2012 and December 31, 2011, the Company delivered collateral of $582.9 and $779.8, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Balance Sheets.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

FHLB Funding

The Company is a member of the Federal Home Loan Bank of Des Moines ("FHLB") and is required to maintain collateral that backs funding agreements issued to the FHLB. As of September 30, 2012 and December 31, 2011, the Company had $1,579.6, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB. These non-putable funding agreements are included in Future policy benefits and claims reserves, on the Condensed Balance Sheets. As of September 30, 2012 and December 31, 2011, assets with a market value of $1,854.6 and $1,897.9, respectively, collateralized the funding agreements to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Condensed Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required to be made. Accordingly, the Company's estimate reflects both types of matters. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued, the estimate reflects the reasonably possible range of loss in excess of the accrued amounts. For other matters included within this estimation for which a reasonably possible but not probable range of loss exists, the estimate reflects the reasonably possible and unaccrued loss or range of loss. As of September 30, 2012, the Company estimates the aggregate range of reasonably possible losses in excess of any amounts accrued for these matters as of such date, is not material to the Company.

For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss. It is often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from plaintiffs and other parties, investigation of factual allegations, rulings by a court on motions or appeals, analysis by experts and the progress of settlement discussions. On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and regulatory contingencies and updates the Company's accruals, disclosures and reasonably possible losses or ranges of loss based on such reviews.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

11.     Related Party Transaction

Illiquid Assets Back-Up Facility

In the first quarter of 2009, ING reached an agreement, for itself and on behalf of certain ING affiliates including the Company, with the Dutch State on the Illiquid Assets Back-Up Facility (the “Back-Up Facility”) covering 80% of ING's Alt-A RMBS. Under the terms of the Back-Up Facility, a full credit risk transfer to the Dutch State was realized on 80% of ING's Alt-A RMBS owned by ING Bank, FSB and certain subsidiaries of ING U.S., Inc., including the Company, with an aggregate book value of $36.0 billion, including book value of $1.4 billion of the Alt-A RMBS portfolio owned by the Company (with respect to the Company's portfolio, the “Designated Securities Portfolio”) (the “ING-Dutch State Transaction”). As a result of the risk transfer, the Dutch State participates in 80% of any results of the ING Alt-A RMBS portfolio. The risk transfer to the Dutch State took place at a discount of approximately 10% of par value. In addition, under the Back-Up Facility, other fees are paid by the Company and the Dutch State. Each ING company participating in the ING-Dutch State Transaction, including the Company remains the legal owner of 100% of its Alt-A RMBS portfolio and remains exposed to 20% of any results on its portfolio. The ING-Dutch State Transaction closed on March 31, 2009, with the risk transfer to the Dutch State taking effect as of January 26, 2009.

In order to implement that portion of the ING-Dutch State Transaction related to the Company's Designated Securities Portfolio, the Company entered into a participation agreement with its affiliates, ING Support Holding B.V. (“ING Support Holding”) and ING pursuant to which the Company conveyed to ING Support Holding an 80% participation interest in its Designated Securities Portfolio and agreed to pay a periodic transaction fee, and received, as consideration for the participation, an assignment by ING Support Holding of its right to receive payments from the Dutch State under the Illiquid Assets Back-Up Facility related to the Company's Designated Securities Portfolio among, ING, ING Support Holding and the Dutch State (the “Company Back-Up Facility”). Under the Company Back-Up Facility, the Dutch State is obligated to pay certain periodic fees and make certain periodic payments with respect to the Company's Designated Securities Portfolio, and ING Support Holding is obligated to pay a periodic guarantee fee and make periodic payments to the Dutch State equal to the distributions it receives with respect to the 80% participation interest in the Company's Designated Securities Portfolio. The Dutch State payment obligation to the Company under the Company Back-Up Facility is accounted for as a loan receivable for U.S. GAAP and is reported in Loan-Dutch State obligation on the Condensed Balance Sheets (the "Dutch State Obligation"). The Company incurred net fees of $0.7 and $2.0 for the three and nine months ended September 30, 2012, respectively, and $0.8 and $2.3 for the three and nine months ended September 30, 2011, respectively.

On or around November 13, 2012, ING, all participating ING U.S., Inc. subsidiaries, including the Company, ING Support Holding, ING Bank N.V. (ING Bank) and the Dutch State expect to enter into agreements to restructure the Back-up Facility and terminate the participation of all participating ING U.S., Inc. subsidiaries in the Back-up Facility as another step in furtherance of the anticipated separation of ING U.S., Inc. and its subsidiaries, including the Company, from ING. The restructure transaction is expected to close on November 14, 2012 and is anticipated to be immaterial to the results of operations and financial position of the Company. At closing, the Company will sell the Dutch State Obligation with a carrying value of approximately $545.4 as of September 30, 2012 to ING Support Holding for cash at fair value, and, at the same time, will transfer legal title to 80% of the Company's Designated Securities Portfolio to ING Bank, which securities will be held by ING Bank in a custody account for the benefit of the Dutch State. Following the closing, the Company will continue to own 20% of its Designated Securities Portfolio (the "Retained 20%") and going forward will have the right to sell the Retained 20% subject to a right of first refusal granted to ING Bank.

Item 2.    Management’s Narrative Analysis of the Results of Operations and Financial Condition
(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ING USA Annuity and Life Insurance Company ("ING USA" or the "Company", "we", "us", as appropriate) for each of the three and nine months ended September 30, 2012 and 2011 and financial condition as of September 30, 2012 and December 31, 2011. This item should be read in its entirety and in conjunction with the Condensed Financial Statements and related notes, which can be found under Part I, Item 1. contained herein, as well as the "Management’s Narrative Analysis of the Results of Operations and Financial Condition" section contained in our 2011 Annual Report on Form 10-K.

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

61

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

We have identified the following accounting policies, judgments, and estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

Reserves for future policy benefits, DAC/VOBA and other intangibles and related amortization (including unlocking), valuation of investments and derivatives, impairments, income taxes, and contingencies.

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

The above critical accounting estimates are described in Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, Judgments and Estimates and the Business, Basis of Presentation and Significant Accounting Policies note to the Financial Statements in the 2011 Annual Report on Form 10-K.

Results of Operations

Overview

Products currently offered by us include immediate and deferred fixed annuities, designed to address individual customer needs for tax-advantaged savings, retirement needs and wealth-protection concerns and guaranteed investment contracts and funding agreements sold primarily to institutional investors and corporate benefit plans.

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

We derive our revenue mainly from (a) fee income generated on variable assets under management ("AUM"), (b) investment income earned on fixed AUM and (c) certain other management fees.  Fee income is primarily generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contract owners. Investment income from fixed AUM is mainly generated from annuity products with fixed investment options, guaranteed investment contract ("GIC") deposits and funding agreements. Our expenses primarily consist of (a) interest credited and other benefits to contract owners, (b) amortization of DAC and value of business acquired ("VOBA"), (c) expenses related to the selling and servicing of the various products offered by us and (d) other general business expenses.

Economic Analysis
The pace of economic growth in the U.S. remains subdued. The U.S. economy grew 1.3% on an annualized basis in the second quarter of this year. Industrial production declined approximately 1.3% on an annualized basis in the third quarter of 2012. The pace of growth has stayed modest and below trend growth rates due to a variety of factors. Consumer spending has expanded but fairly tepidly because of the slow improvement in the labor market, the elevated unemployment rate, and the mediocre increase in real disposable income. Business fixed investment is rising quite slowly, while the housing sector is gradually recovering from very depressed conditions. Residential investment remains weak but is improving as indicated by gradual increases in housing starts and building permits. House prices, though well below their peaks, have started to stabilize in several metro areas. Real export growth has been disappointing. The expansion of global industrial production and trade has been sluggish because of a slowing in growth rates, both in advanced countries and emerging markets, and investors' concerns about global financial fragility. The U.S. labor market remains weak. Job growth per month has averaged 146,000 year to date, compared to an average of 153,000 per same period last year. Meanwhile, initial and continuing unemployment claims have been stabilized since the beginning of the year but are no longer declining markedly due to the cautiousness of firms to hire additional employees. Overall inflation, as measured by CPI and PCE indices, has declined in 2012, even though commodity and energy prices are elevated. Core inflation has also declined since the beginning of the year.

The pace of economic growth is still constrained by high unemployment, modest income growth, lower housing wealth, and tepid expansion of credit and bank lending. The sustainability of the ongoing recovery still depends on supportive fiscal and monetary policies.

The Federal Reserve (the “Fed”) has extended its conditional commitment to keeping the federal funds target rate in the range of 0 to 25 basis points until mid-2015, beyond its earlier commitment to low rates until late 2014. In September 2012 the Fed announced a new open ended program of purchasing agency mortgage-backed securities at a pace of $40.0 billion per month, while continuing its earlier program to extend the average maturity of its holdings of securities through the end of the year by purchasing Treasury securities with remaining maturities of six years to thirty years at the current pace and to sell or redeem an equal amount of Treasury securities with remaining maturities of approximately three years or less. The Fed will also maintain its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities into agency mortgage-backed securities. These actions will increase the Fed's holdings of longer-term securities by about $85.0 billion each month through the end of the year. These programs are likely to exert downward pressure on longer-term interest rates, mortgage rates, and be supportive of financial conditions.

Short-term London Interbank Offered Rate remains low by historic standards and has declined since the beginning of this year after increasing since the middle of last year. However, U.S. Treasury rates have declined somewhat since the beginning of last year. Long-term U.S. Treasury rates decreased in the third quarter of 2012 as compared to the same period in 2011. The decline in U.S. Treasury rates is mainly due to the Fed's commitment to keep the federal funds target rate low until mid-2015, low short-term rates, the Fed's policy to exert downward pressure on long-term rates, well-anchored inflationary expectations, feeble growth in the U.S. and the rest of the world, and private investors' uncertainty about economic outlook and global financial conditions.

In spite of modest expansion in economic activity since the beginning of the year, risks to the U.S. economy continue to point to possible negative developments. These risks include strains in global financial conditions; weakness in household financial conditions, which would lead to slower consumer spending; larger-than-expected fiscal tightening in the coming year, which would lower aggregate demand; financial and economic spillover from the euro zone's inability to contain the region's debt crisis; and crude oil prices spiking in the event of an escalation of conflict between the U.S. and Iran. There would also be a drag on real GDP growth arising from a decrease in public expenditure and higher tax rates next year. These economic conditions and risks are not unique to the Company, but present challenges to the entire insurance and financial services industry.

Three Months Ended September 30, 2012 compared to Three Months Ended September 30, 2011

Our results of operations for the three months ended September 30, 2012 and changes therein, primarily reflect favorable variances in Interest credited and other benefits to contract owners, partially offset by unfavorable Total net realized capital gains (losses), lower Net investment income, lower Fee income and higher Net amortization of DAC/VOBA.

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2012	2011
Revenues:		(As revised)
Net investment income	$317.5	$358.9	$(41.4)	(11.5)%
Fee income	196.8	210.1	(13.3)	(6.3)%
Premiums	112.0	112.2	(0.2)	(0.2)%
Net realized capital gains (losses):
Total other-than-temporary impairments	(3.5)	(61.9)	58.4	94.3%
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(0.2)	(10.0)	9.8	98.0%
Net other-than-temporary impairments recognized in earnings	(3.3)	(51.9)	48.6	93.6%
Other net realized capital gains (losses)	(208.9)	1,151.3	(1,360.2)	NM
Total net realized capital gains (losses)	(212.2)	1,099.4	(1,311.6)	NM
Other revenue	7.3	12.8	(5.5)	(43.0)%
Total revenues	421.4	1,793.4	(1,372.0)	(76.5)%
Benefits and expenses:
Interest credited and other benefits to contract owners	(173.5)	2,340.0	(2,513.5)	NM
Operating expenses	106.3	108.4	(2.1)	(1.9)%
Net amortization of deferred policy acquisition costs and value of business acquired	238.5	(695.9)	934.4	NM
Interest expense	7.9	8.0	(0.1)	(1.3)%
Other expense	4.4	10.6	(6.2)	(58.5)%
Total benefits and expenses	183.6	1,771.1	(1,587.5)	(89.6)%
Income (loss) before income taxes	237.8	22.3	215.5	NM
Income tax expense (benefit)	45.6	(100.0)	145.6	NM
Net income (loss)	$192.2	$122.3	$69.9	57.2%
NM - Not Meaningful

Revenues

Total revenues decreased $1,372.0 for the three months ended September 30, 2012, primarily due to unfavorable Total net realized capital gains (losses), lower Net investment income and lower Fee income.

Total net realized capital gains (losses) changed by $(1,311.6) from a gain of $1,099.4 to a loss of $(212.2) primarily driven by the impact of market conditions on our hedging programs. Under the variable annuity hedge program, changes in equity and interest markets during the three months ended September 30, 2012 resulted in net losses on interest, equity and foreign exchange derivatives compared to net gains during the same period of 2011, resulting in a net change of $(3.0) billion. Of this amount, $(2.5) billion is ceded to Security Life of Denver International Limited (“SLDI”) under the combined coinsurance and coinsurance funds withheld agreement, and an offset is recorded in Interest credited and other benefits to contract holders. The unfavorable changes were partially offset by a $1,554.2 change in the fair value of embedded derivatives on variable annuity product guarantees (from a loss of $998.0 to a gain of $556.2). Other derivative gains and lower impairments on fixed maturities were favorable, which also partially offset the change.

Net investment income decreased $41.4 from $358.9 to $317.5 primarily due to lower general account assets. General account assets decreased as a result of multi-year guaranteed annuities (“MYGAs”) lapsing at the end of their initial terms, largely due to crediting rates that were lower than the crediting rates during the initial term. Lower yields on the CMO-B portfolio and lower prepayment fees also contributed to the decrease.

Fee income decreased $13.3 from $210.1 to $196.8 due to a decrease in average variable AUM, driven by the continued runoff of our variable annuity business.

Benefits and Expenses

Total benefits and expenses decreased $1,587.5 primarily due to favorable variance in Interest credited and other benefits to contract owners, partially offset by higher net amortization of DAC/VOBA.

Interest credited and other benefits to contract owners changed by $2,513.5 from $2,340.0 to $(173.5) primarily due to the change in the amount of equity and interest rate derivative gains/losses transferred under the combined coinsurance and coinsurance funds withheld agreement with SLDI. The total change was $2,468.6 (loss of $615.3 in 2012, gain of $1,853.3 in 2011). The corresponding offsetting amounts are reported in Total net realized capital gains (losses) and Net investment income, respectively.

Net amortization of DAC and VOBA increased $934.4 from $(695.9) to $238.5 primarily due to an increase in amortization resulting from higher current period gross profits, partially offset by favorable DAC unlocking primarily due to higher than expected gross profits.

Income Taxes

Income tax expense increased $145.6 from $(100.0) to $45.6 primarily due to an increase in income before taxes and a reduction in the benefit associated with the tax valuation allowance which is partially offset by an increase in the dividends received deduction.

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011

Our results of operations for the nine months ended September 30, 2012 and changes therein, primarily reflect unfavorable Total net realized capital gains (losses), lower Net investment income, lower Fee income and higher Net amortization of DAC/VOBA. These unfavorable items were partially offset by lower Interest credited and other benefits to contract owners.

	Nine Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2012	2011
Revenues:		(As revised)
Net investment income	$978.7	$1,084.8	$(106.1)	(9.8)%
Fee income	609.8	658.5	(48.7)	(7.4)%
Premiums	341.9	345.8	(3.9)	(1.1)%
Net realized capital gains (losses):
Total other-than-temporary impairments	(12.1)	(152.9)	140.8	92.1%
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(2.9)	(15.1)	12.2	80.8%
Net other-than-temporary impairments recognized in earnings	(9.2)	(137.8)	128.6	93.3%
Other net realized capital gains (losses)	(1,061.0)	851.9	(1,912.9)	NM
Total net realized capital gains (losses)	(1,070.2)	714.1	(1,784.3)	NM
Other revenue	27.6	46.4	(18.8)	(40.5)%
Total revenues	887.8	2,849.6	(1,961.8)	(68.8)%
Benefits and expenses:
Interest credited and other benefits to contract owners	304.8	2,890.1	(2,585.3)	(89.5)%
Operating expenses	332.0	333.3	(1.3)	(0.4)%
Net amortization of deferred policy acquisition costs and value of business acquired	284.6	(566.6)	851.2	NM
Interest expense	23.5	23.7	(0.2)	(0.8)%
Other expense	20.9	27.2	(6.3)	(23.2)%
Total benefits and expenses	965.8	2,707.7	(1,741.9)	(64.3)%
Income (loss) before income taxes	(78.0)	141.9	(219.9)	NM
Income tax expense (benefit)	(27.4)	(94.5)	67.1	71.0%
Net income (loss)	$(50.6)	$236.4	$(287.0)	NM
NM - Not Meaningful

Revenues

Total revenues decreased $1,961.8 for the nine months ended September 30, 2012, primarily due to unfavorable Total net realized capital gains (losses), lower Net investment income and lower Fee income.

Total net realized capital gains (losses) changed $(1,784.3) from a gain of $714.1 to a loss of $(1,070.2) primarily driven by the impact of market conditions on our hedging programs. Under the variable annuity hedge program, changes in equity and interest markets during the nine months ended September 30, 2012 resulted in net losses on interest, equity and foreign exchange derivatives compared to net gains during the same period of 2011, resulting in a net change of $(3.4) billion. Of this amount, $(2.6) billion is ceded to Security Life of Denver International Limited (“SLDI”) under the combined coinsurance and coinsurance funds withheld agreement, and an offset is recorded in Interest credited and other benefits to contract holders. The unfavorable changes were partially offset by a $1,356.2 change in the fair value of embedded derivatives on variable annuity product guarantees (from a loss of $958.8 to a gain of $397.4). Other derivative gains and lower impairments on fixed maturities were favorable, which also partially offset the change.

Fee income decreased $48.7 from $658.5 to $609.8 due to a decrease in average variable AUM, driven by the continued runoff of our variable annuity business.

Net investment income decreased $106.1 from $1,084.8 to $978.7 primarily due to lower general account assets and due to the loss recorded on the sale of certain alternative investments. General account assets decreased as a result of MYGAs lapsing at the end of their initial terms, largely due to MYGA crediting rates that were lower than the crediting rates during the initial term. The sale of certain alternative investments resulted in a net pretax loss of $16.9 in the second quarter of 2012.

Benefits and Expenses

Total benefits and expenses decreased $1,741.9 for the nine months ended September 30, 2012 primarily due to favorable variance in Interest credited and other benefits to contract owners, partially offset by higher amortization of DAC/VOBA.

Interest credited and other benefits to contract owners decreased $2,585.3 from $2,890.1 to $304.8 primarily due to the change in the amount of equity and interest rate derivative gains/losses transferred under the combined coinsurance and coinsurance funds withheld agreement with SLDI. The total change was $2,620.6 (loss of $927.0 in 2012, gain of $1,693.6 in 2011). The corresponding offsetting amounts are reported in Total net realized capital gains (losses) and Net investment income, respectively.

Net amortization of DAC and VOBA changed $851.2 from $(566.6) to $284.6 primarily due to an increase in amortization resulting from higher current period gross profits, partially offset by favorable DAC unlocking primarily due to higher than expected gross profits.

Income Taxes

Income tax expense increased $67.1 from $(94.5) to $(27.4) primarily due to an increase in the tax valuation allowance in the nine months ended September 30, 2012, as compared to a decrease in the tax valuation in the nine months ended September 30, 2011, which is partially offset by a decrease in income before taxes and an increase in the dividends received deduction.

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

Portfolio Composition

The following table presents the investment portfolio as of September 30, 2012 and December 31, 2011:

	2012		2011
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, including securities pledged	$21,614.2	74.6%	$22,413.5	72.0%
Fixed maturities, at fair value using the fair value option	354.1	1.2%	335.0	1.1%
Equity securities, available-for-sale	29.8	0.1%	27.7	0.1%
Short-term investments(1)	1,489.7	5.1%	2,397.0	7.7%
Mortgage loans on real estate	2,908.4	10.0%	3,137.3	10.1%
Loan - Dutch State obligation(2)	545.4	1.9%	658.2	2.1%
Policy loans	105.1	0.4%	112.0	0.4%
Limited partnerships/corporations	245.5	0.8%	305.4	1.0%
Derivatives	1,628.8	5.6%	1,609.1	5.2%
Other investments	82.0	0.3%	82.2	0.3%
Total investments	$29,003.0	100.0%	$31,077.4	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.
(2) The reported value of the Dutch State loan obligation is based on the outstanding loan balance plus any unamortized premium.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as follows as of September 30, 2012 and December 31, 2011:

	As of
	September 30, 2012
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed Maturities:
U.S. Treasuries	$1,268.6	6.3%	$1,368.8	6.3%
U.S. government agencies and authorities	19.3	0.1%	23.8	0.2%
U.S. corporate, state and municipalities	9,666.7	48.5%	10,713.2	48.7%
Foreign securities(1)	4,873.3	24.5%	5,347.7	24.3%
Residential mortgage-backed	1,750.7	8.9%	1,998.6	9.1%
Commercial mortgage-backed	1,630.2	8.2%	1,826.4	8.3%
Other asset-backed	706.1	3.5%	689.8	3.1%
Total fixed maturities, including securities pledged	$19,914.9	100.0%	$21,968.3	100.0%
(1) Primarily U.S. dollar denominated.
	As of
	December 31, 2011
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed Maturities:
U.S. Treasuries	$1,692.9	7.9%	$1,785.8	7.9%
U.S. government agencies and authorities	19.9	0.1%	23.7	0.1%
U.S. corporate, state and municipalities	9,626.6	45.1%	10,375.6	45.6%
Foreign securities(1)	5,288.4	24.8%	5,582.1	24.5%
Residential mortgage-backed	2,090.0	9.8%	2,305.8	10.1%
Commercial mortgage-backed	1,910.3	8.9%	2,001.9	8.8%
Other asset-backed	734.3	3.4%	673.6	3.0%
Total fixed maturities, including securities pledged	$21,362.4	100.0%	$22,748.5	100.0%
(1) Primarily U.S. dollar denominated.

As of September 30, 2012 and December 31, 2011, the average duration of our fixed maturities portfolio, including securities pledged, was between 5 and 6 years.

Fixed Maturities Credit Quality - Ratings

The Securities Valuation Office (“SVO”) of the NAIC evaluates the fixed maturities investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called “NAIC designations.” An internally developed rating is used if no rating is available as permitted by the NAIC. These designations are generally similar to the credit quality designations of the NAIC acceptable rating organization (“ARO”) for marketable fixed maturities, called “rating agency designations,” except for certain structured securities as described below. NAIC designations of “1,” highest quality and “2,” high quality, include fixed maturities generally considered investment grade (i.e., rated “Baa3” or better by Moody’s or rated “BBB-” or better by S&P and Fitch). NAIC designations “3” through “6” include fixed maturities generally considered below investment grade (i.e., rated “Ba1” or lower by Moody’s or rated “BB+” or lower by S&P and Fitch).

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

Information about certain of our fixed maturity securities holdings by NAIC designations is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents our best estimate of comparable ratings from rating agencies, including Moody's Investors Service ("Moody's"), Standard & Poor's ("S&P") and Fitch Ratings Ltd. ("Fitch"). If no rating is available from a rating agency, then an internally developed rating is used on a basis believed to be similar to that used by the rating agencies.

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us. As of September 30, 2012 and December 31, 2011, the average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency rating received:

•	when three ratings are received then the middle rating is applied;

•	when two ratings are received then the lower rating is applied;

•	when a single rating is received, the ARO rating is applied; and

•	when ratings are unavailable then an internal rating is applied.

Total fixed maturities by NAIC quality designation category, including securities pledged, were as follows as of September 30, 2012 and December 31, 2011:

	2012
NAIC Quality Designation	Amortized Cost	% of Total	Fair Value	% of Total
1	$11,072.6	55.6%	$12,267.1	55.9%
2	7,896.2	39.6%	8,709.3	39.6%
3	658.1	3.3%	678.5	3.1%
4	132.7	0.7%	125.6	0.6%
5	115.8	0.6%	112.2	0.5%
6	39.5	0.2%	75.6	0.3%
Total	$19,914.9	100.0%	$21,968.3	100.0%

	2011
NAIC Quality Designation	Amortized Cost	% of Total	Fair Value	% of Total
1	$12,420.9	58.1%	$13,324.2	58.6%
2	7,679.6	36.0%	8,152.0	35.8%
3	907.9	4.2%	905.7	4.0%
4	199.3	1.0%	173.8	0.8%
5	113.6	0.5%	117.4	0.5%
6	41.1	0.2%	75.4	0.3%
Total	$21,362.4	100.0%	$22,748.5	100.0%

Total fixed maturities by ARO quality rating category, including securities pledged, were as follows as of September 30, 2012 and December 31, 2011:

	2012
ARO Quality Ratings	Amortized Cost	% of Total	Fair Value	% of Total
AAA	$3,921.3	19.8%	$4,344.6	19.8%
AA	1,421.9	7.1%	1,552.3	7.1%
A	5,360.5	26.9%	5,968.4	27.1%
BBB	7,899.5	39.7%	8,722.3	39.7%
BB	666.1	3.3%	714.1	3.3%
B and below	645.6	3.2%	666.6	3.0%
Total	$19,914.9	100.0%	$21,968.3	100.0%

	2011
ARO Quality Ratings	Amortized Cost	% of Total	Fair Value	% of Total
AAA	$4,892.1	22.9%	$5,312.8	23.4%
AA	1,373.7	6.4%	1,464.5	6.4%
A	5,895.1	27.6%	6,327.4	27.9%
BBB	7,636.8	35.8%	8,107.7	35.5%
BB	809.8	3.8%	831.4	3.7%
B and below	754.9	3.5%	704.7	3.1%
Total	$21,362.4	100.0%	$22,748.5	100.0%

As of September 30, 2012 and December 31, 2011, 93.7% and 93.2% of the fixed maturities were invested in securities rated BBB and above, respectively.

Fixed maturities rated BB and below (Below Investment Grade ("BIG")) may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2012 and December 31, 2011, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid. Mortgage-backed securities ("MBS") and ABS are shown separately because they are not due at a single maturity date.

	2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due to mature:
One year or less	$1,149.4	$1,178.3	$1,444.7	$1,472.2
After one year through five years	4,807.7	5,077.6	5,479.9	5,669.9
After five years through ten years	5,984.8	6,611.9	5,987.4	5,987.4
After ten years	3,886.0	4,585.7	3,715.8	3,715.8
Mortgage-backed securities	3,380.9	3,825.0	400.3	4,061.8
Other asset-backed securities	706.1	689.8	734.3	727.8
Fixed maturities, including securities pledged	$19,914.9	$21,968.3	$17,762.4	$21,634.9

As of September 30, 2012 and December 31, 2011, we did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the Dutch State loan obligation, with a carrying value in excess of 10% of our shareholder’s equity.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturities, including securities pledged, by market sector and duration were as follows as of September 30, 2012 and December 31, 2011:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
2012
U.S. corporate, state and municipalities	$255.8	$2.3	$55.2	$3.8	$132.1	$17.2	$443.1	$23.3
Foreign	79.8	4.1	10.0	1.5	161.1	22.3	250.9	27.9
Residential mortgage-backed	26.2	0.6	21.3	0.6	219.6	35.4	267.1	36.6
Commercial mortgage-backed	26.9	0.8	1.3	0.5	16.6	3.2	44.8	4.5
Other asset-backed	3.2	—	—	—	156.4	36.2	159.6	36.2
Total	$391.9	$7.8	$87.8	$6.4	$685.8	$114.3	$1,165.5	$128.5

2011
U.S. corporate, state and municipalities	$798.9	$17.6	$97.6	$4.1	$208.0	$20.6	$1,104.5	$42.3
Foreign	476.5	30.2	51.1	5.0	339.5	34.6	867.1	69.8
Residential mortgage-backed	74.6	0.9	188.2	5.7	305.6	84.3	568.4	90.9
Commercial mortgage-backed	155.1	1.9	234.7	17.9	35.7	6.6	425.5	26.4
Other asset-backed	42.6	0.3	26.5	9.6	142.1	59.7	211.2	69.6
Total	$1,547.7	$50.9	$598.1	$42.3	$1,030.9	$205.8	$3,176.7	$299.0

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 85.7% and 83.4% of the average book value as of September 30, 2012 and December 31, 2011, respectively.

For the nine months ended September 30, 2012, unrealized capital losses on fixed maturities decreased by $170.5. The decrease in gross unrealized losses is primarily due to market improvement and the overall declining yields, leading to higher fair value of fixed maturities.

As of September 30, 2012, we held one fixed maturity with an unrealized capital loss in excess of $10.0. As of December 31, 2011, we did not have any fixed maturities with an unrealized capital loss in excess of $10.0.

Subprime and Alt-A Mortgage Exposure

The performance of underlying subprime and Alt-A mortgage collateral, originated prior to 2008, has continued to reflect the problems associated with a housing market that has since seen substantial price declines and an employment market that has declined significantly and remains under stress. Credit spreads have widened meaningfully from issuance and rating agency downgrades have been widespread and severe within the sector. Over the course of 2010 and 2011, market prices and liquidity within the sector exhibited volatility, driven by various factors, both domestically and globally. During the nine months ended September 30, 2012, market prices and sector liquidity have exhibited some improvements, driven by an improved technical picture and positive sentiment regarding the potential for improvements within the sector. In managing its risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with its various positions.

We do not originate or purchase subprime or Alt-A whole-loan mortgages. Subprime lending is the origination of loans to customers with weaker credit profiles. We define Alt-A mortgages to include the following: residential mortgage loans to customers who have strong credit profiles but lack some element(s), such as documentation to substantiate income; residential mortgage loans to borrowers that would otherwise be classified as prime but whose loan structure provides repayment options to the borrower that increase the risk of default; and any securities backed by residential mortgage collateral not clearly identifiable as prime or subprime.

We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above.

As of September 30, 2012, the fair value and gross unrealized losses related to our exposure to subprime mortgage-backed securities was $187.9 and $36.3, respectively, representing 0.9% of total fixed maturities, including securities pledged. As of December 31, 2011, the fair value and gross unrealized losses related to our exposure to subprime mortgage-backed securities were $189.3 and $69.7, respectively, representing 0.8% of total fixed maturities, including securities pledged.

The following tables summarize our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of September 30, 2012 and December 31, 2011:

	% of Total Subprime Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
2012
	1	77.5%	AAA	0.3%	2007	15.6%
	2	8.5%	AA	4.1%	2006	6.4%
	3	9.9%	A	10.5%	2005 and prior	78.0%
	4	1.9%	BBB	10.2%		100.0%
	5	0.9%	BB and below	74.9%
	6	1.3%		100.0%
		100.0%
2011
	1	79.0%	AAA	1.6%	2007	18.9%
	2	6.2%	AA	5.9%	2006	6.6%
	3	10.5%	A	7.9%	2005 and prior	74.5%
	4	1.5%	BBB	9.8%		100.0%
	5	1.3%	BB and below	74.8%
	6	1.5%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the "Residential mortgage-backed securities" line item in the "Fixed Maturities" table under "Fixed Maturities" section above. As of September 30, 2012, the fair value and gross unrealized losses related to our exposure to Alt-A RMBS aggregated to $135.6 and $26.0, respectively, representing 0.6% of total fixed maturities including securities pledged. As of December 31, 2011, the fair value and gross unrealized losses related to our exposure to Alt-A RMBS aggregated to $129.7 and $52.7, respectively, representing 0.6% of total fixed maturities, including securities pledged.

The following tables summarize our exposure to Alt-A residential mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of September 30, 2012 and December 31, 2011:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
2012
	1	43.7%	AAA	0.2%	2007	31.1%
	2	11.3%	AA	1.1%	2006	19.6%
	3	12.5%	A	3.5%	2005 and prior	49.3%
	4	24.3%	BBB	2.0%		100.0%
	5	6.8%	BB and below	93.2%
	6	1.4%		100.0%
		100.0%
2011
	1	38.5%	AAA	0.3%	2007	30.0%
	2	11.6%	AA	1.7%	2006	18.9%
	3	12.2%	A	5.0%	2005 and prior	51.1%
	4	29.1%	BBB	2.9%		100.0%
	5	7.4%	BB and below	90.1%
	6	1.2%		100.0%
		100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages have remained elevated in recent months. However, the steep pace of increases observed in the months following the credit crisis has slowed and some recent months have posted month over month declines in mortgage delinquencies. In addition, other performance metrics like vacancies, property values and rent levels have shown improvements. These metrics may provide early signals of a recovery in commercial real estate. In addition, the primary market for CMBS continued its recovery from the credit crisis with higher total new issuances in 2011, which was the third straight year of higher new issuances. Higher new issuances resulted in increased credit availability within the commercial real estate market.

For consumer ABS, delinquency and loss rates have continued to decline after the credit crisis. Improvements in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.

As of September 30, 2012 and December 31, 2011, the fair value of our CMBS totaled $1.8 billion and $2.0 billion, respectively, and Other ABS, excluding subprime exposure, totaled $507.1 and $489.7, respectively.

As of September 30, 2012 and December 31, 2011, the gross unrealized losses related to CMBS totaled $4.5 and $26.4 respectively. As of September 30, 2012, there were no gross unrealized losses related to Other ABS, excluding subprime exposure. As of December 31, 2011, gross unrealized losses related to Other ABS, excluding subprime exposure, totaled $0.2.

The following tables summarize our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of September 30, 2012 and December 31, 2011:

	% of Total CMBS
	NAIC Designation		ARO Ratings		Vintage
2012
	1	97.1%	AAA	42.3%	2008	0.6%
	2	2.2%	AA	22.1%	2007	29.9%
	3	0.7%	A	11.9%	2006	34.3%
	4	—%	BBB	15.5%	2005 and prior	35.2%
	5	—%	BB and below	8.2%		100.0%
	6	—%		100.0%
		100.0%
2011
	1	97.1%	AAA	52.7%	2008	0.5%
	2	1.8%	AA	18.4%	2007	25.9%
	3	—%	A	12.7%	2006	31.2%
	4	—%	BBB	8.8%	2005 and prior	42.4%
	5	—%	BB and below	7.4%		100.0%
	6	1.1%		100.0%
		100.0%

As of September 30, 2012, the other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 29.3%, 12.0% and 35.6%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2011, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 31.6%, 13.1% and 31.3%, respectively, of total Other ABS, excluding subprime exposure.

The following tables summarize our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of September 30, 2012 and December 31, 2011:

	% of Total Other ABS
	NAIC Designation		ARO Ratings		Vintage
2012
	1	95.7%	AAA	90.6%	2012	17.4%
	2	2.1%	AA	1.5%	2011	16.7%
	3	—%	A	3.6%	2010	4.6%
	4	—%	BBB	2.1%	2009	5.8%
	5	—%	BB and below	2.2%	2008	3.1%
	6	2.2%		100.0%	2007	15.0%
		100.0%			2006	20.5%
					2005 and prior	16.9%
						100.0%
2011
	1	96.0%	AAA	86.1%	2011	18.7%
	2	1.8%	AA	3.8%	2010	10.7%
	3	—%	A	3.0%	2009	8.3%
	4	0.1%	BBB	3.8%	2008	3.6%
	5	2.1%	BB and below	3.3%	2007	19.3%
	6	—%		100.0%	2006	20.2%
		100.0%			2005 and prior	19.2%
						100.0%

Troubled Debt Restructuring

We invest in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications to these contracts are granted. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructure when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. We consider the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of September 30, 2012 and December 31, 2011, we did not have any troubled debt restructurings.

During the three and nine months ended September 30, 2012, we did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

Mortgage Loans on Real Estate

Our mortgage loans on real estate are all commercial mortgage loans, which totaled $2.9 billion and $3.1 billion as of September 30, 2012 and December 31, 2011, respectively. The carrying value of these loans is reported at amortized cost, less impairment write-downs and allowance for losses. We diversify our commercial mortgage loan portfolio by geographic region and property type to manage concentration risk. We manage risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate. Subsequently, we continuously evaluate all mortgage loans based on relevant current information including a review of loan-specific credit, property characteristics and market trends. Loan performance is continuously monitored on a loan-specific basis throughout the year. Our review includes submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review evaluates whether the properties are performing at a consistent and acceptable level to secure the debt.

We rate all commercial mortgages to quantify the level of risk. We place those loans with higher risk on a watch list and closely monitor these loans for collateral deficiency or other credit events that may lead to a potential loss of principal and/or interest.
If we determine the value of any mortgage loan to be OTTI (i.e., when it is probable that we will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan's effective interest rate, or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing an other-than-temporary write-down recorded in net realized capital gains (losses) in the Condensed Statements of Operations.

The following tables summarize our investment in commercial mortgage loans, the related valuation allowance and changes in the valuation allowance for the nine months ended September 30, 2012 and the year ended December 31, 2011:

	2012	2011
Commercial mortgage loans	$2,909.8	$3,138.8
Collective valuation allowance	(1.4)	(1.5)
Total net commercial mortgage loans	$2,908.4	$3,137.3

	2012	2011
Collective valuation allowance for losses, beginning of period	$1.5	$3.0
Addition to / (release of) allowance for losses	(0.1)	(1.5)
Collective valuation allowance for losses, end of period	$1.4	$1.5

There were no impairments taken on the mortgage loan portfolio for the three and nine months ended September 30, 2012 and 2011, respectively.

Our policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

Loan-to-value ("LTV") and debt service coverage ("DSC") ratios are measures commonly used to assess the risk and quality of commercial mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property's net income (loss) to its debt service payments. A DSC ratio of less than 1.0 indicates that property's operations do not generate sufficient income to cover debt payments. These ratios are utilized as part of the review process described above.

LTV and DSC ratios as of September 30, 2012 and December 31, 2011 were as follows:

	2012(1)	2011(1)
Loan-to-Value Ratio:
0% - 50%	$772.5	$920.9
50% - 60%	863.3	833.9
60% - 70%	1,089.0	1,173.2
70% - 80%	173.9	191.3
80% and above	11.1	19.5
Total Commercial mortgage loans	$2,909.8	$3,138.8
(1) Balances do not include allowance for mortgage loan credit losses.

	2012(1)	2011(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,023.4	$2,105.3
1.25x - 1.5x	453.2	565.8
1.0x - 1.25x	285.0	355.5
Less than 1.0x	148.2	112.2
Total Commercial mortgage loans	$2,909.8	$3,138.8
(1) Balances do not include allowance for mortgage loan credit losses.

Other-Than-Temporary Impairments

We evaluate available-for-sale fixed maturities and equity securities for impairment on a quarterly basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value.

The following table identifies our credit-related and intent-related impairments included in the Condensed Statements of Operations, excluding impairments included in Accumulated other comprehensive income (loss) ("AOCI"), by type for the three and nine months ended September 30, 2012 and 2011:

The following tables identify our credit-related and intent-related impairments included in the Condensed Statements of Operations, excluding impairments included in Accumulated other comprehensive income (loss) ("AOCI"), by type for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012		2011
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$1.3	1	$1.7	4
Foreign(1)	—	—	12.8	13
Residential mortgage-backed	2.0	29	4.1	50
Commercial mortgage-backed	—	—	19.3	11
Other asset-backed	—	—	9.4	8
Mortgage loans on real estate	—	—	4.6	3
Total	$3.3	30	$51.9	89
(1) Primarily U.S. dollar denominated.
	Nine Months Ended September 30,
	2012		2011
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$1.8	2	$4.8	6
Foreign(1)	0.7	3	16.8	22
Residential mortgage-backed	4.7	46	7.0	56
Commercial mortgage-backed	1.7	1	29.7	12
Other asset-backed	0.3	3	72.6	58
Mortgage loans on real estate	—	—	6.9	5
Total	$9.2	55	$137.8	159
(1) Primarily U.S. dollar denominated.
The above tables include $3.3 and $6.3 of write-downs related to credit impairments for the three and nine months ended September 30, 2012, respectively, in Other-than-temporary impairment losses, which are recognized in the Condensed Statements of Operations. There were no remaining write-downs for the three months ended September 30, 2012 related to intent impairments. The remaining $2.9 in write-downs for the nine months ended September 30, 2012 are related to intent impairments.

The above tables include $11.4 and $20.9 of write-downs related to credit impairments for the three and nine months ended September 30, 2011, respectively, in Other-than-temporary impairment losses, which are recognized in the Condensed Statements of Operations. The remaining $40.5 and $116.9 in write-downs for the three and nine months ended September 30, 2011, respectively, are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012		2011
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$1.7	4
Foreign(1)	—	—	11.3	11
Residential mortgage-backed	—	—	0.1	3
Commercial mortgage-backed	—	—	19.3	11
Other asset-backed	—	—	8.1	7
Total	$—	—	$40.5	36
(1) Primarily U.S. dollar denominated.
	Nine Months Ended September 30,
	2012		2011
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$0.4	1	$4.8	6
Foreign(1)	0.7	3	13.7	19
Residential mortgage-backed	—	—	0.1	4
Commercial mortgage-backed	1.7	1	28.5	12
Other asset-backed	0.1	1	69.8	57
Total	$2.9	6	$116.9	98
(1) Primarily U.S. dollar denominated.

As part of our investment strategy, we may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations, new factors, including changes in the business environment, can change our previous intent to continue holding a security. Accordingly, these factors may lead us to record additional intent related capital losses.

The fair value of fixed maturities with OTTI as of September 30, 2012 and December 31, 2011 was $2.3 billion and $2.1 billion, respectively.

During the nine months ended September 30, 2012, the primary source of credit-related OTTI was write-downs recorded in the
RMBS sector on securities collateralized by subprime residential mortgages.

Net Investment Income

The following tables summarize Net investment income for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
Fixed maturities	$280.5	$311.8
Equity securities, available-for-sale	1.2	1.0
Mortgage loans on real estate	40.1	46.5
Policy loans	1.5	1.7
Short-term investments and cash equivalents	(0.2)	0.4
Other	7.5	13.1
Gross investment income	330.6	374.5
Less: investment expenses	(13.1)	(15.6)
Net investment income	$317.5	$358.9

	Nine Months Ended September 30,
	2012	2011
Fixed maturities	$865.7	$934.3
Equity securities, available-for-sale	3.0	6.1
Mortgage loans on real estate	126.8	130.9
Policy loans	4.4	5.0
Short-term investments and cash equivalents	0.1	1.8
Other	18.2	51.2
Gross investment income	1,018.2	1,129.3
Less: investment expenses	(39.5)	(44.5)
Net investment income	$978.7	$1,084.8

Net investment income decreased for the three and nine months ended September 30, 2012, primarily due to lower general account assets and due to the loss recorded on the sale of certain alternative investments. General account assets decreased as a result of MYGAs lapsing at the end of their initial terms, largely due to MYGA crediting rates that were lower than the crediting rates during the initial term. The sale of certain alternative investments resulted in a net pretax loss of $16.9 in the second quarter of 2012. In addition, lower yields on the CMO-B portfolio and lower prepayment fees also contributed to the decrease for the three months ended September 30, 2012.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments. Realized investment gains and losses are also primarily generated from changes in fair value of embedded derivatives within product guarantees and fixed maturities, changes in fair value of fixed maturity securities recorded at FVO and changes in fair value including accruals on derivative instruments, except for effective cash flow hedges. The cost of the investments on disposal is generally determined based on first-in-first-out ("FIFO") methodology.

Net realized capital gains (losses) were as follows for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
Fixed maturities, available-for-sale, including securities pledged	$54.3	$66.3
Fixed maturities, at fair value option	(7.4)	(9.3)
Equity securities, available-for-sale	(0.1)	1.4
Derivatives	(773.4)	1,897.8
Embedded derivatives - fixed maturities	(3.0)	8.8
Embedded derivatives - product guarantees	517.3	(861.4)
Other investments	0.1	(4.2)
Net realized capital gains (losses)	$(212.2)	$1,099.4
After-tax net realized capital gains (losses)	$(123.9)	$831.6

	Nine Months Ended September 30,
	2012	2011
Fixed maturities, available-for-sale, including securities pledged	$135.6	$55.8
Fixed maturities, at fair value option	(33.8)	(17.6)
Equity securities, available-for-sale	(0.2)	2.6
Derivatives	(1,395.8)	1,647.7
Embedded derivatives - fixed maturities	(3.9)	9.0
Embedded derivatives - product guarantees	227.1	(977.0)
Other investments	0.8	(6.4)
Net realized capital gains (losses)	$(1,070.2)	$714.1
After-tax net realized capital gains (losses)	$(695.6)	$591.2

Total net realized capital gains (losses) decreased for the three and nine months ended September 30, 2012, primarily driven by the impact of market conditions on our hedging programs. Under the variable annuity hedge program, changes in equity and interest markets resulted in net losses on interest, equity and foreign exchange derivatives for the three and nine month ended September 30, 2012 compared to net gains during the same periods of 2011. The majority of the unfavorable change in derivatives is ceded to SLDI under the combined coinsurance and coinsurance funds withheld agreement, and an offset is recorded in Interest credited and other benefits to contract holders. The unfavorable changes were partially offset by changes in the fair value of embedded derivatives on variable annuity product guarantees. Other derivative gains and lower impairments on fixed maturities were favorable, which also partially offset the change.

Sale of Certain Alternative Investments

On June 4, 2012, we entered into an agreement to sell certain general account private equity limited partnership investment interest holdings ("sale of certain alternative investments") with a carrying value of $146.1 as of March 31, 2012 to a group of private equity funds that are managed by Pomona Management LLC, an affiliate of the Company. The transaction resulted in a net pretax loss of $16.9 in the second quarter of 2012 reported in Net investment income on the Condensed Statements of Operations. The transaction closed in two tranches with the first tranche closed on June 29, 2012 and the second tranche closed on October 29, 2012. Consideration received included $8.2 of promissory notes due in two equal installments at December 31, 2013 and 2014. In connection with these promissory notes, ING U.S., Inc. unconditionally guaranteed payment of the notes in the event of any default of payments due. No additional loss was incurred on the second tranche since the fair value of the alternative investments was reduced to the agreed-upon sales price as of June 30, 2012.

We are selling these assets in order to reduce our exposure to alternative investments as part of our portfolio management. We anticipate that the transaction will reduce our required capital levels, in light of the high capital charge associated with the asset class and improve liquidity and reduce earnings volatility.

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

As of September 30, 2012, we had $375.9 of exposure to peripheral Europe, which consists of a broadly diversified portfolio of credit-related investments solely in the industrial and utility sectors. We had no fixed maturity and equity securities exposure to peripheral European sovereigns or financial institutions based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Italy of $149.7, Ireland of $130.3 and Spain of $95.9. We had no exposure to Greece and Portugal. As of September 30, 2012, there were no derivative assets exposure to financial institutions in peripheral Europe. For purposes of calculating the derivative assets exposure, we had aggregated exposure to single name and portfolio product credit default swaps ("CDS"), as well as all non-CDS derivative exposure for which we either had counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $2.9 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. Sovereign exposure is $649.5, which consists of fixed maturity and equity securities of $104.1 and loans and receivables of $545.4, comprised entirely of the Dutch State loan obligation to us under the Illiquid Assets Back-up Facility. We also had $267.7 in net exposure to non-peripheral financial institutions with a concentration in the United Kingdom of $88.2, France of $47.3, and Switzerland of $34.7. The balance of $2.0 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration to the Netherlands of $891.0 (which includes the $545.4 Dutch State loan obligation) and the United Kingdom of $830.4, we had significant non-peripheral European total country exposures to Switzerland of $215.5, Germany of $213.3, and France of $247.8. We place additional scrutiny on our financial exposure in the United Kingdom, France and Switzerland given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, should the European crisis worsen or fail to be resolved.

The following table represents our European exposures at fair value and amortized cost as of September 30, 2012.

	Fixed Maturity and Equity Securities					Loan and Receivables Sovereign (Amortized Cost)	Derivative Assets					Net Non-U.S. Funded at September 30, 2012 (1)
	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)		Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin & Collateral	Total, (Fair Value)
Greece	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ireland	—	—	130.3	130.3	118.5	—	—	—	—	—	—	130.3
Italy	—	—	149.7	149.7	136.4	—	—	—	—	—	—	149.7
Portugal	—	—	—	—	—	—	—	—	—	—	—	—
Spain	—	—	95.9	95.9	97.4	—	—	—	—	—	—	95.9
Total Peripheral Europe	—	—	375.9	375.9	352.3	—	—	—	—	—	—	375.9

France	—	41.0	200.5	241.5	222.6	—	—	323.2	—	316.9	6.3	247.8
Germany	—	7.8	200.0	207.8	188.9	—	—	23.6	—	18.1	5.5	213.3
Netherlands	—	78.9	266.7	345.6	308.6	545.4	—	21.8	—	21.8	—	891.0
Switzerland	—	22.4	180.8	203.2	183.5	—	—	114.5	—	102.2	12.3	215.5
United Kingdom	—	70.4	742.2	812.6	748.4	—	—	81.2	—	63.4	17.8	830.4
Other non-peripheral (2)	104.1	5.3	435.1	544.5	493.5	—	—	—	—	—	—	544.5
Total Non-Peripheral Europe	104.1	225.8	2,025.3	2,355.2	2,145.5	545.4	—	564.3	—	522.4	41.9	2,942.5
Total	$104.1	$225.8	$2,401.2	$2,731.1	$2,497.8	$545.4	$—	$564.3	$—	$522.4	$41.9	$3,318.4
(1) Represents: (i) Fixed maturity and equity securities at fair value; (ii) Loan receivables sovereign at amortized cost; and (iii) Derivative assets at fair value.
(2) Other non-peripheral countries include: Austria, Belgium, Bulgaria, Croatia, Denmark, Finland, Hungary, Iceland, Kazakhstan, Latvia, Lithuania, Luxembourg, Norway, Russian Federation, Slovakia, Sweden and Turkey.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows to meet the cash requirements of operating, investing and financing activities.

Liquidity Management

Our principal available sources of liquidity are annuity product charges, guaranteed investment contracts (GICs), funding agreements and fixed annuity deposits, investment income, proceeds from the maturity and sale of investments, proceeds from debt issuance and borrowing facilities, repurchase agreements, securities lending, reinsurance and capital contributions. Primary uses of these funds are payments of commissions and operating expenses, interest and premium credits, payments under guaranteed death and living benefits, investment purchases, repayment of debt and contract maturities, withdrawals and surrenders.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with ING U.S., Inc. an affiliate, whereby either party can borrow from the other up to 3.0% of our statutory net admitted assets, excluding Separate Accounts, as of the preceding December 31. As of September 30, 2012, we did not have any outstanding receivable from ING U.S., Inc. under the reciprocal loan agreement. As of December 31, 2011, we had an outstanding receivable of $535.9 from ING U.S., Inc. under the reciprocal loan agreement. During the second quarter of 2012, ING U.S., Inc. repaid the then outstanding receivable due under the reciprocal loan agreement from the proceeds of its $5.0 billion Senior Unsecured Credit Facility which was entered into on April 20, 2012. We and ING U.S., Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above.

•
We hold approximately 47.9% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies and Public, Corporate Bonds, ABS, CMBS and CMO and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into reverse repurchase, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral.  Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to reverse repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for reverse repurchase transactions will depend upon outstanding allocations to the three programs. As of September 30, 2012, we had securities lending obligations of $68.9, which represents approximately 0.1% of our general account statutory admitted assets.

Management believes that its sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the nine months ended September 30, 2012, we did not receive any capital contributions from our Parent. During the nine months ended September 30, 2011, we received capital contributions of $44.0 from our Parent.

During the nine months ended September 30, 2012, following receipt of required approval from its domiciliary state insurance regulator, we paid a return of capital distribution of $250.0 on our capital stock to our Parent. During the nine months ended September 30, 2011, we did not pay a dividend or return of capital distribution on our capital stock to our Parent.

Transfer of Alt-A RMBS Participation Interest and Related Loan to Dutch State

In the first quarter of 2009, ING reached an agreement, for itself and on behalf of certain ING affiliates including us, with the Dutch State on the Back-Up Facility covering 80% of ING's Alt-A RMBS. Under the terms of the Back-Up Facility, a full credit risk transfer to the Dutch State was realized on 80% of ING's Alt-A RMBS owned by ING Bank, FSB and certain subsidiaries of ING U.S., Inc., including the Company, with an aggregate book value of $36.0 billion, including book value of $1.4 billion of the Alt-A RMBS portfolio owned by us (with respect to our portfolio, the “Designated Securities Portfolio”) (the “ING-Dutch State Transaction”). As a result of the risk transfer, the Dutch State participates in 80% of any results of the ING Alt-A RMBS portfolio. The risk transfer to the Dutch State took place at a discount of approximately 10% of par value. In addition, under the Back-Up Facility, other fees are paid by us and the Dutch State. Each ING company participating in the ING-Dutch State Transaction, including us remains the legal owner of 100% of its Alt-A RMBS portfolio and remains exposed to 20% of any results on its portfolio. The ING-Dutch State Transaction closed on March 31, 2009, with the risk transfer to the Dutch State taking effect as of January 26, 2009.

In order to implement that portion of the ING-Dutch State Transaction related to our Designated Securities Portfolio, we entered into a participation agreement with our affiliates, ING Support Holding and ING pursuant to which we conveyed to ING Support Holding an 80% participation interest in our Designated Securities Portfolio and agreed to pay a periodic transaction fee, and received, as consideration for the participation, an assignment by ING Support Holding of its right to receive payments from the Dutch State under the Illiquid Assets Back-Up Facility related to our Designated Securities Portfolio among, ING, ING Support Holding and the Dutch State (the “Company Back-Up Facility”). Under the Company Back-Up Facility, the Dutch State is obligated to pay certain periodic fees and make certain periodic payments with respect to our Designated Securities Portfolio, and ING Support Holding is obligated to pay a periodic guarantee fee and make periodic payments to the Dutch State equal to the distributions it receives with respect to the 80% participation interest in our Designated Securities Portfolio. The Dutch State payment obligation to us under the Company Back-Up Facility is accounted for as a loan receivable for U.S. GAAP and is reported in Loan-Dutch State obligation on the Condensed Balance Sheets (the "Dutch State Obligation"). We incurred net fees of $0.7 and $2.0 for the three and nine months ended September 30, 2012, respectively, and $0.8 and $2.3 for the three and nine months ended September 30, 2011, respectively.

On or around November 13, 2012, ING, all participating ING U.S., Inc. subsidiaries, including the Company, ING Support Holding, ING Bank N.V. (ING Bank) and the Dutch State expect to enter into agreements to restructure the Back-up Facility and terminate the participation of all participating ING U.S., Inc. subsidiaries in the Back-up Facility as another step in furtherance of the anticipated separation of ING U.S., Inc. and its subsidiaries, including the Company, from ING. The restructure transaction is expected to close on November 14, 2012 and is anticipated to be immaterial to the results of operations and financial position of the Company. At closing, we will sell the Dutch State Obligation with a carrying value of approximately $545.4 as of September 30, 2012 to ING Support Holding for cash at fair value, and, at the same time, will transfer legal title to 80% of our Designated Securities Portfolio to ING Bank, which securities will be held by ING Bank in a custody account for the benefit of the Dutch State. Following the closing, we will continue to own 20% of our Designated Securities Portfolio (the "Retained 20%") and going forward will have the right to sell the Retained 20% subject to a right of first refusal granted to ING Bank.

Collateral

Under the terms of our Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements ("ISDA Agreements"), we may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex ("CSA").  The terms of the CSA call for us to pay interest on any cash received equal to the Federal Funds rate.  As of September 30, 2012 and December 31, 2011, we held $847.1 and $821.2, respectively, of net cash collateral, which was included in Payables under securities loan agreement, including collateral held, on the Condensed Balance Sheets. In addition, as of September 30, 2012 and December 31, 2011, we delivered collateral of $582.9 and $779.8, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Condensed Balance Sheets.

Reinsurance Agreements

Reinsurance Ceded

Waiver of Premium — Coinsurance Funds Withheld

Effective October 1, 2010, we entered into a coinsurance funds withheld agreement with an affiliate, Security Life of Denver International Limited ("SLDI"). Under the terms of the agreement, we ceded to SLDI 100% of the group life waiver of premium liability (except for groups covered under rate credit agreements) assumed from ReliaStar Life Insurance Company ("RLI"), an affiliate, related to the Group Annual Term Coinsurance Funds Withheld agreement between us and RLI.

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

As of September 30, 2012, the value of the funds withheld liability under this agreement was $185.9, which is included in Other liabilities on the Condensed Balance Sheets.

Guaranteed Investment Contract — Coinsurance

Effective August 20, 1999, we entered into a Facultative Coinsurance Agreement with an affiliate, SLD. Under the terms of the agreement, we facultatively ceded to SLD, from time to time, certain GICs on a 100% coinsurance basis. We utilize this reinsurance facility primarily for diversification and asset-liability management purposes in connection with this business, which is facilitated by the fact that SLD is also a major GIC issuer. Our senior management has established a current maximum of $4.0 billion for GIC reserves ceded under this agreement.

The value of GIC reserves ceded by us under this agreement was $709.4 and $121.4 as of September 30, 2012 and December 31, 2011, respectively.

Guaranteed Living Benefit — Coinsurance and Coinsurance Funds Withheld

Effective June 30, 2008, we entered into an automatic reinsurance agreement with an affiliate, SLDI, covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts issued by us on or after January 1, 2000.

Also effective June 30, 2008, we entered into a services agreement with SLDI, under which we provide certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement. For the nine months ended September 30, 2012 and 2011, revenue related to the agreement was $9.0 and $9.5, respectively.

Effective July 1, 2009, the reinsurance agreement was amended and restated to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to us and we deposited those assets into a funds withheld trust account. As of September 30, 2012, the assets on deposit in the trust account increased to $4.4 billion. We also established a corresponding funds withheld liability to SLDI, which is included in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets.

Also effective July 1, 2009, we and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account. SLDI has retained its affiliate, ING Investment Management LLC, as subadviser for the funds withheld account.

As of September 30, 2012 and December 31, 2011, the value of reserves ceded by us under this agreement was $2.0 billion and $1.9 billion, respectively. In addition, a deferred loss in the amount of $349.7 and $365.3 as of September 30, 2012 and December 31, 2011, respectively, is included in Other assets on the Condensed Balance Sheets and is amortized over the period of benefit.

Ratings

Our access to funding and our related cost of borrowing, requirements for derivatives collateral posting and the attractiveness of certain of our products to customers are affected by our credit ratings and insurance financial strength ratings, which are periodically reviewed by the rating agencies.

On July 23, 2012, A.M. Best removed from under review with negative implications and affirmed our “A” financial strength rating and “a” issuer credit rating. A.M. Best assigned a stable outlook to the ratings.

On April 17, 2012, Moody's affirmed our A3 insurance financial strength ratings with a stable outlook.

On December 7, 2011, Moody's downgraded our insurance financial strength rating to "A3" from "A2" and revised the outlook to Stable from Negative.

On March 7, 2012, S&P affirmed our counterparty credit and insurance financial strength rating at "A-" and revised the outlook to Stable from Watch Negative. On December 8, 2011, S&P downgraded our counterparty credit and insurance financial strength rating to "A-" from "A" and revised the outlook to Watch Negative from Stable. On November 17, 2011, S&P affirmed our "A" rating and revised the outlook to Stable from Negative.

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

As of September 30, 2012 and December 31, 2011, the guaranteed value of these death benefits in excess of account values was estimated to be as follows:

(in billions)
2012
Net amount at risk, before reinsurance	$7.6
Net amount at risk, net of reinsurance	6.9

2011
Net amount at risk, before reinsurance	$9.6
Net amount at risk, net of reinsurance	8.7

The decrease in the guaranteed value of these death benefits was primarily driven by favorable equity market performance during Q1 2012 and Q3 2012 in excess of unfavorable market performance in Q2 2012.

The additional liabilities recognized related to GMDB's, as of September 30, 2012 and December 31, 2011, were as follows:

2012
Additional liability balance	$477.7

2011
Additional liability balance	$510.3

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

•
Guaranteed Minimum Withdrawal Benefit ("GMWB") and Guaranteed Minimum Withdrawal Benefit for Life ("GMWBL") - Guarantees an annual withdrawal amount for a specified period of time (GMWB) or life (GMWBL) that is calculated as a percentage of the benefit base that equals premium at the time of contract issue and may increase over time, based on a number of factors, including a rollup percentage (7%, 6%, or 0%, depending on versions of the benefit) and ratchet frequency (primarily annual or quarterly, depending on versions). The percentage used to determine the guaranteed annual withdrawal amount may vary by age at first withdrawal and depends on versions of the benefit. A joint life-time withdrawal benefit option was available to include coverage for spouses. Most versions of the withdrawal benefit included reset and/or step-up features that may increase the guaranteed withdrawal amount in certain conditions. Earlier versions of the withdrawal benefit guarantee that annual withdrawals of up to 7.0% of eligible premiums may be made until eligible premiums previously paid by the contract owner are returned, regardless of account value performance. Asset allocation requirements apply at all times where withdrawals are guaranteed for life.

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

The following guaranteed living benefits information is as of September 30, 2012 and December 31, 2011:

	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
	2012
Net amount at risk, before reinsurance	$40.0	$5,306.1
Net amount at risk, net of reinsurance	40.0	—

	2011
Net amount at risk, before reinsurance	$63.2	$5,692.0
Net amount at risk, net of reinsurance	63.2	—

The net amount at risk for the reinsured living benefits is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contractholder over the current account value. During 2011, we revised the methodology used to calculate the net amount at risk to better reflect the nature of the underlying living benefits and to align the methodology with peers. The current methodology partially reflects the current interest rate environment and also includes a provision for the expected mortality of the clients covered by these living benefits. The values for the reinsured living benefits in the above table are presented under the new methodology as of September 30, 2012 and December 31, 2011.

The net amount at risk for the non-reinsured living benefits is equal to the guaranteed value of these benefits in excess of the account values, which is reflected in the table above.

The additional liabilities recognized related to minimum guarantees, by type, as of September 30, 2012 and December 31, 2011 were as follows:

	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
	2012
Additional liability balance, net of reinsurance	$82.5	$1,466.7

	2011
	(As revised)
Additional liability balance, net of reinsurance	$114.9	$1,738.1

As of September 30, 2012 and December 31, 2011, the above additional liabilities for non-reinsured living benefits recorded by us, net of reinsurance, represent the estimated net present value of our future obligations for these benefits. The prior year additional liability balance for reinsured living benefits has been revised due to us retrospectively electing fair value accounting for GMWBL riders as of January 1, 2012. The above additional liabilities for reinsured living benefits recorded by us, net of reinsurance, represent the present value of future claims less the present value of future attributed fees (GMWBLs) or the benefits ratio approach (GMIBs), less the reinsurance ceded reserve calculated under Accounting Standards Codification Topic 944. The additional GMIB's liability is fully reinsured, and thus is zero. The decrease in the additional liability balance for reinsured living benefits corresponds to the GMWBL liability which decreased mainly due to favorable equity market performance partially offset by lower interest rates.

Variable Annuity Guarantee Hedging Program

We primarily mitigate variable annuity market risk exposures through hedging. Market risk arises primarily from the minimum guarantees within the variable annuity products, whose economic costs are primarily dependent on future equity market returns, interest rate levels, equity volatility levels, and policyholder behavior. The variable annuity hedging program is used to mitigate our exposure to equity market and interest rate changes and to ensure that the required assets are available to satisfy future death benefit and living benefit obligations. While the variable annuity guarantee hedge program does not explicitly hedge statutory or GAAP reserves, as markets move up or down, in aggregate the returns generated by the variable annuity hedge program will significantly offset the statutory and GAAP reserve changes due to market movements.

The objective of the guarantee hedging program is to offset changes in equity market returns for most minimum guaranteed death benefits and all guaranteed living benefits, while also providing interest rate protection for certain minimum guaranteed living benefits. We do not hedge interest rate risks for our GMIB or GMDB primarily because doing so would result in volatility in our regulatory capital that exceeds our tolerances and, secondarily, because doing so would produce additional volatility in our GAAP financial statements.

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

Total return swaps are also used to mitigate the risk of the change in value of certain policyholder directed separate account funds. These include fund classes such as emerging markets and real estate. They may also be used instead of futures of more liquid indices where it may be deemed advantageous. This hedging strategy is employed at our discretion based on current risk exposures and related transaction costs.

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

Variable Annuity Capital Hedge Overlay Program

Variable annuity guaranteed benefits are hedged based on their economic or fair value; however, the statutory reserves are not based on a market value. When equity markets decrease, the statutory reserve and rating agency required assets for the variable annuity guaranteed benefits can increase more quickly than the value of the derivatives held under the guarantee hedging program.
This causes regulatory reserves to increase and rating agency capital to decrease. To protect the residual risk to regulatory reserves and rating agency capital in a decreasing equity market, we implemented the use of a static capital hedge in 2008. In 2010, we shifted to the dynamic Capital Hedge Overlay ("CHO") program. The current CHO strategy is intended to actively mitigate equity risk to the regulatory reserves and rating agency capital of the Company. The hedge is executed through the purchase and sale of equity index futures and is designed to limit the uncovered reserve increase in an immediate down equity market scenario to an amount we believe prudent for a company of our size and scale. This amount will change over time with market movements, changes in regulatory and rating agency capital and our risk tolerance.

Other Annuity Matters

Through June 30, 2012, our nonperformance risk adjustment was based on the credit default swap spreads of ING Verzekeringen N.V. ("ING V"), our indirect parent company, with similar term to maturity and priority of payment. As a result of the availability of ING U.S., Inc's market observable data following the issuance of its long-term debt on July 13, 2012, we changed our estimate of nonperformance risk to incorporate a blend of observable, similarly rated peer company credit default swap spreads, adjusted to reflect our own credit quality as well as an adjustment to reflect the priority of policyholder claims. This change in estimate resulted in an increase of $425.6, pretax, to Other net realized capital gains (losses) and a corresponding decrease to the Future policy benefits and claims reserves.

During the third quarter of 2012 we conducted a periodic review of actuarial assumptions, including policyholder behavior assumptions. As a result of this review, Future policy benefits and claims reserves increased by approximately $113.0 driven primarily by an update to lapse rates on variable annuity contracts with lifetime living benefit guarantees. This amount excludes the net impacts of amortization of DAC/VOBA and DSI and reinsurance with SLDI. After these items, the net impact is immaterial to the financial position of the Company.

Repurchase Agreements

We engage in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase our return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. We enter into dollar rolls by selling existing MBS and concurrently entering into an agreement to repurchase similar securities within a short time frame at a lower price. Under repurchase agreements, we borrow cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledge collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to us, and we, in turn, repay the loan amount along with the additional agreed upon interest. We require that all times during the term of the dollar rolls and repurchase agreements that cash or other collateral types obtained is sufficient to allow us to fund substantially all of the cost of purchasing replacement assets. Cash received is invested in short-term investments, with the offsetting obligation to repay the loan included as a liability on the Condensed Balance Sheets. As per the terms of the agreements, the market value of the loaned securities is monitored with additional collateral obtained or refunded as the market value of the loaned securities fluctuates due to changes in interest rates, spreads and other risk factors.

The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions and the related repurchase obligation are included in Securities pledged and Short-term debt, respectively, on the Condensed Balance Sheets. As of September 30, 2012 and December 31, 2011 we did not have any securities pledged in dollar rolls and repurchase agreement transactions.

We also enter into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. We required that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing the replacement assets. As of September 30, 2012 and December 31, 2011, we did not have any securities pledged under reverse repurchase agreements.

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

Securities Lending

We engage in securities lending whereby certain domestic securities from our portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. Under the program, the lending agent retains all of the cash collateral. Collateral retained by the agent is invested in liquid assets on our behalf. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates due to interest rates, spreads and other risk factors. As of September 30, 2012 and December 31, 2011, the fair value of loaned securities was $66.1 and $233.0, respectively, and is included in Securities pledged on the Condensed Balance Sheets. Collateral retained by the lending agent and invested in liquid assets on our behalf is recorded in Short-term investments under securities loan agreement, including collateral delivered. As of September 30, 2012 and December 31, 2011, liabilities to return collateral of $68.9 and $248.3, respectively, are included in Payables under securities loan agreement, including collateral held on the Condensed Balance Sheets.

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

ING has announced the anticipated separation of its banking and insurance businesses. While all options for effecting this separation remain open, ING has announced that the base case for this separation includes an initial public offering ("IPO") of ING U.S., Inc. which constitutes ING's U.S.-based retirement, investment management and insurance operations, including us. ING anticipates selling a portion of its ownership interest in ING U.S., Inc. in the IPO and thereafter divesting its ownership interest over time, while all options remain open. ING U.S., Inc. and its subsidiaries, including us, are actively engaged in numerous projects across the enterprise to become ready for an IPO. While the base case is an IPO, it is possible that ING's divestment of ING U.S., Inc. and its subsidiaries, including us, may take place by means of a sale to a single buyer or group of buyers. On November 9, 2012, ING U.S., Inc. filed a registration statement on Form S-1 with the SEC in connection with the proposed IPO of its common stock.

Volatile capital market conditions commencing in the fourth quarter of 2008 and continuing into 2009, coupled with numerous changes in regulatory and accounting requirements and changes in policyholder behavior as a result of the recent changed economic environment, presented extraordinary challenges to actuarial reserve valuation methodologies and controls. In 2009, we initiated actions to review and strengthen our systems, processes and internal controls, including those with respect to actuarial calculations on fixed and variable annuity products. Management has substantially completed this review and the identified corrective actions, and will continue to monitor the effectiveness of internal controls going forward as a part of its ongoing practices.

On June 14, 2012, our affiliate ING North America Insurance Corporation announced that it had entered into a seven-year agreement with Cognizant Technology Solutions U.S. Corporation ("Cognizant") to receive a comprehensive array of insurance business process services. Under the terms of the agreement, which was executed on August 16, 2012, Cognizant made employment offers to more than 1,000 employees of subsidiaries of ING U.S., Inc., most of whom were employed by certain of our U.S. affiliates and may have provided services to us from time to time, and approximately 220 of whom we employed. Employees who accepted offers of employment with Cognizant will continue to perform comparable roles to those they previously performed, either for us or our applicable affiliates. We do not expect these matters to have a material financial or operational impact on us.

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

The legislation creates a new framework for regulating over-the-counter ("OTC") derivatives, which may increase the costs of hedging and other permitted derivatives trading activity undertaken by us. Under the new regulatory regime and subject to certain exceptions, OTC derivatives will be cleared through a centralized clearinghouse and executed on a centralized exchange. It establishes new regulatory authority for the SEC and the Commodity Futures Trading Commission ("CFTC") over derivatives and "swap dealers," "security-based swap dealers," "major swap participants," and "major security-based swap participants," as to be defined by SEC and CFTC regulations. Based on final rules jointly adopted by the CFTC and the SEC, and effective on July 23, 2012, which further define the terms "swap dealer," "security-based swap dealer," "major swap participant," and "major security-based swap participant," we do not believe we should be considered a "swap dealer," "security-based swap dealer," "major swap participant," or "major security-based swap participant." However, if it is determined that we meet one of these definitions, it could substantially increase the amount of regulatory requirements for us and the cost of hedging and other permitted derivatives trading activity undertaken by us.

The CFTC and SEC also jointly adopted final rules, which became effective on October 12, 2012, to further define the terms "swap" and "security-based swap," and to clarify that certain products (i) issued by entities subject to supervision by the insurance commissioner (or similar official or agency) of any state or by the United States or an agency or instrumentality thereof (the "Provider Test") and (ii) regulated as insurance or otherwise enumerated by rule are excluded from the definition of a "swap" and "security-based swap." Thus, companies would not be considered "swap dealers," "security-based swap dealers," "major swap participants" or "major security-based swap participants" as a result of issuing such insurance products. In addition, any insurance contracts which might otherwise be included within the definition of "swap" or "security-based swap" which are issued on or before the effective date of the rules will be grandfathered and thereby excluded from the definitions, so long as the issuer satisfies the Provider Test. However, the final rules do not extend the exemption to certain products issued by insurance companies including guaranteed investment contracts ("GICs"), synthetic GICs, funding agreements, structured settlements and deposit administration contracts which the CFTC and SEC determined should be considered in a facts and circumstances analysis. As a result, there remains some uncertainty regarding the applicability of the definitions of "swap" and "security-based swap" to some products offered by us. We do not believe our products come within the definition of "swap" or "security-based swap." However, if any products issued by us meet the criteria for either definition they would be subject to regulation under the Dodd-Frank Act, including clearing of transactions through a centralized clearinghouse, execution of trades on a centralized exchange and related reporting requirements.

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

In the third quarter of 2010, the SEC proposed rescinding Rule 12b-1 under the Investment Company Act of 1940 and adopting a new Rule 12b-2. If adopted, the proposal would impose new limitations on the level of distribution-related charges that could be paid by mutual funds, including funds available under our variable annuity products. At this time, it is unclear when or if further action will be taken on this proposal.

Contingencies

For information regarding other contingencies related to legal proceedings, regulatory matters and other contingencies involving us, see the Commitments and Contingencies note to the Condensed Financial Statements included in Part I, Item1.

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

PART II.           OTHER INFORMATION
Item 1.           Legal Proceedings

See the Commitments and Contingencies note to the Condensed Financial Statements included in Part I, Item 1.

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
It includes requirements for centralized clearing of OTC derivatives; and establishes new regulatory authority for the SEC and the Commodity Futures Trading Commission ("CFTC") over derivatives and "swap dealers," “security-based swap dealers,” "major swap participants," and “major security-based swap participants” as to be defined by the SEC and CFTC regulation. Based on final rules jointly adopted by the CFTC and the SEC and effective on July 23, 2012, which further define the terms “swap dealer,” “security-based swap dealer,” “major swap participant,” or “major security-based swap participant,” we do not believe we would be considered a “swap dealer,” “security-based swap dealer,” “major swap participant,” or “major security-based swap participant." However, if it is determined that we meet one of these definitions, it could substantially increase the amount of regulatory requirements for us and the cost of hedging and other permitted derivatives activities undertaken by us. The CFTC and SEC also jointly adopted final rules which became effective on October 12, 2012, to further define the terms “swap” and “security-based swap,” and to clarify that certain products (i) issued by entities subject to supervision by the insurance commissioner (or similar official or agency) of any state or by the United States or an agency or instrumentality thereof (the “Provider Test”) and (ii) regulated as insurance or otherwise enumerated by rule are excluded from the definition of a “swap” and “security-based swap.” Thus, companies would not be considered “swap dealers,” “security-based swap dealers,” “major swap participants” or “major security-based swap participants” as a result of issuing such insurance products. In addition, any insurance contracts which might otherwise be included with the definition of “swap” or “security-based swap” which are issued on or before the effective date of the rules will be grandfathered and thereby excluded from the definitions, so long as the issuer satisfies the Provider Test. However, the final rules do not extend the exemption to certain products issued by insurance companies including guaranteed investment contracts (“GICs”), synthetic GICs, funding agreements, structured settlements, and deposit administration contracts, which the CFTC and SEC determined should be considered in a facts and circumstances analysis. As a result, there remains some uncertainty regarding the applicability of the definitions of “swap” and “security-based swap” to some products offered by us. We do not believe our products come within the definition of “swap” or “security-based swap.” However, if any products issued by us meet the criteria for either definition, they would be subject to regulation under the Dodd-Frank Act, including clearing of transactions through a centralized clearinghouse, execution of trades on a centralized exchange and related reporting requirements. The cost of hedging and related activities could also be adversely affected if it is determined by the Secretary of Treasury that foreign currency swaps and forwards are not excluded from the foregoing requirements. As depository banks may be restricted in their ability to conduct OTC derivatives business, the legislation may require us to use more non-bank counterparties for our hedging activities or otherwise have the effect of limiting the availability to us of counterparties for uncleared derivatives transactions that meet minimum insurance regulatory requirements. In addition, restrictions imposed by the legislation on netting of derivatives transactions with non-banks and the possible lower credit quality and/or capitalization of non-bank derivatives counterparties may increase the counterparty credit risk to us, although such counterparty credit risk should also be mitigated by the anticipated increase in derivatives which are centrally cleared as a result of the Dodd-Frank Act and a corresponding reduction in uncleared OTC derivatives business. We cannot predict the specific impacts and costs of the Dodd-Frank Act or the pending regulations on its hedging activities and strategies until the rulemaking process is complete.

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

November 9, 2012	ING USA Annuity and Life Insurance Company
(Date)	(Registrant)

	By: /s/	Ewout L. Steenbergen
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

[1]
Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2012 and December 31, 2011; (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2012 and 2011; (iii) Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iv) Condensed Statements of Changes in Shareholder's Equity for the nine months ended September 30, 2012 and 2011; (v) Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (vi) Notes to the Condensed Financial Statements.

Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of ING USA Annuity and Life Insurance Company.

+ Filed herewith.

