Form 10-K
period 2012-12-31
ING USA ANNUITY & LIFE INSURANCE CO
filed 2013-03-27
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 par value, as of March 20, 2013, are authorized, issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE:  WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Annual Report on Form 10-K
For the Year Ended December 31, 2012

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

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

The "Business" section and other parts of this Annual Report on Form 10-K, including "Management’s Narrative Analysis of  the Results of Operations and Financial Condition," contain statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and products of ING USA Annuity and Life Insurance Company (the "Company"), as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Factors that could cause such differences include, but are not limited to, those discussed in "Part I, Item 1A. Risk Factors" and in the "Forward-Looking Information/Risk Factors" in Part II, Item 7. of this Form 10-K.

PART I

Item 1.    Business
(Dollar amounts in millions, unless otherwise stated)

Organization of Business

ING USA Annuity and Life Insurance Company ("ING USA," "the Company", "we," "our" and "us" as appropriate) is a stock life insurance company domiciled in the State of Iowa and provides financial products and services in the United States. ING USA is authorized to conduct its insurance business in all states, except New York, and in the District of Columbia.

ING USA is a direct, wholly owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), which is a direct, wholly owned subsidiary of ING U.S., Inc. ING U.S., Inc. is a wholly owned subsidiary of ING Insurance International B.V., which is a wholly owned subsidiary of ING Verzekeringen N.V. ("ING Insurance"), which is a wholly owned subsidiary of ING Insurance Topholding N.V., which is a wholly owned subsidiary of ING Groep N.V. ("ING Group" or "ING"), the ultimate parent company. ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING."

In October 2009, ING Group submitted a restructuring plan (the “2009 Restructuring Plan”) to the European Commission (“EC”) in order to receive approval for state aid (the “Dutch State Transactions”) granted to ING Group by the Kingdom of The Netherlands (the “Dutch State”) in November 2008 and March 2009. To receive approval for this state aid, ING Group was required to divest its insurance and investment management businesses, including ING U.S., Inc. and its subsidiaries, including the Company. On November 19, 2012, ING Group and the EC announced that the EC approved amendments to the 2009 Restructuring Plan (the “2012 Amended Restructuring Plan”).
The 2012 Amended Restructuring Plan requires ING Group to divest at least 25% of ING U.S., Inc. and its subsidiaries, including the Company by December 31, 2013, more than 50% of ING U.S., Inc. and its subsidiaries, including the Company by December 31, 2014, and 100% of ING U.S., Inc. and its subsidiaries, including the Company by December 31, 2016. The divestment of 50% of ING U.S., Inc. is measured in terms of a divestment of over 50% of the shares of ING U.S., Inc., the loss of ING Group's majority of directors on ING U.S., Inc.'s board of directors and the accounting deconsolidation of ING U.S., Inc. and its subsidiaries, including the Company (in line with IFRS accounting rules). In case ING Group does not satisfy its commitment to divest ING U.S., Inc. and its subsidiaries, including the Company as agreed with the EC, the Dutch State will renotify the recapitalization measure to the EC. In such a case, the EC may require additional restructuring measures or take enforcement actions against ING Group, or, at the request of ING Group and the Dutch State, could allow ING Group more time to complete the divestment. The 2012 Amended Restructuring Plan also contains provisions that could limit our business activities. For additional information on the separation from ING Group, see the section titled “Dutch State Transactions and Restructuring Plan” in Part II, Item 7 contained herein.

While all options for effecting the separation of ING U.S., Inc. and its subsidiaries, including the Company from ING remain open, ING has announced that the base case for this separation includes an initial public offering ("IPO") of ING U.S., Inc., which together with its subsidiaries, constitutes ING's U.S.-based retirement, investment management, and insurance operations. ING U.S., Inc. filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission ("SEC") on November 9, 2012, which was amended on January 23, 2013 and March 19, 2013, in connection with the proposed IPO of its common stock.

Description of Business

We currently offer various insurance products, including immediate and deferred fixed annuities. Our fixed annuity products are distributed by national and regional brokerages and securities firms, independent broker-dealers, banks, life insurance companies with captive agency sales forces, independent insurance agents, independent marketing organizations and affiliated broker-dealers. Our primary annuity customers are individual consumers. We ceased new sales of retail variable annuity products in March of 2010, as part of a global business strategy and risk reduction plan. Some new amounts will continue to be deposited on ING USA variable annuities as add-on premiums to existing contracts.

We have historically issued guaranteed investment contracts and funding agreements (collectively referred to as "GICs") primarily to institutional investors and corporate benefit plans. In 2009, we made a strategic decision to run-off the assets and liabilities in the GIC business over time. New GIC contracts may be issued on a limited basis to replace maturing contracts.

See "Reserves" for a discussion of our reserves by product type.

We have one operating segment, which offers the products described below.

Products and Services

Products currently offered by us include immediate and deferred fixed annuities, designed to address customer needs for tax-advantaged savings, retirement needs, wealth-protection concerns and GICs. As mentioned above, the Company ceased new sales of retail variable annuity products in March 2010. However, because the existing contracts remain in effect, they are described below.

Fixed Annuities: The fixed annuities offered by us are general account products and include single premium immediate, multi-year guaranteed, annual reset and fixed indexed ("FIA") annuities. Under fixed annuity contracts, the principal amount is guaranteed and, for a specified time period, we credit interest to the contract owner accounts at a fixed interest rate. Interest on FIA's is credited based on allocations selected by a customer in one or more of the strategies we offer and upon policy parameters that we set. The FIA strategies include a fixed interest rate option, as well as several options based upon performance of various external financial market indices. Such indices may include equity indices, such as the S&P 500, or an interest rate benchmark, such as the change in London Interbank Offered Rates ("LIBOR"). For accounting purposes, the equity return component of a FIA is considered an embedded derivative. See further discussion under "Reserves" below. We bear the investment risk on fixed annuities, because, while we credit contract owner accounts with a stated interest rate, we cannot be certain the investment income earned on the general account assets will exceed that rate.

S&P 500 call options are purchased and written to hedge equity risk associated with FIA contracts. We also use futures contracts and interest rate swaptions to hedge certain FIA contracts. The FIA hedging program is limited to currently accruing liabilities resulting from participation rates that have already been set and measured using capital market valuation techniques. Future equity returns, which may be reflected in FIA credited rates beyond the current policy term, are not hedged.

Our major source of income from fixed annuities is the spread between the investment income earned on the underlying general account assets and the interest rate credited to contract owner accounts.

Guaranteed Investments Contracts and Funding Agreements: We also have GICs issued to the stable value market and other institutional customers. We profit from the GIC business by earning income in excess of the amount credited to the customer accounts, less the cost of administering the product. We bear the investment risk because, while we credit customer accounts with an interest rate based on a predetermined index, plus a spread or a fixed rate, we cannot be certain the investment income earned on the general account investments, less expenses will exceed that rate.

Variable Annuities: While we ceased new sales of our retail variable annuity products in March 2010, our existing variable annuities are investment vehicles in which contract owner deposits are recorded and primarily maintained in separate accounts established by us and registered with the SEC as a unit investment trust. Unlike fixed annuities, variable annuity contract owners bear the risk of investment gains and losses associated with the selected investment allocation. We, however, issued certain guaranteed death and living benefits (described below) under which we bear specific risks associated with these products.

Separate account assets and liabilities generally represent funds maintained to meet specific investment objectives of contract owners. In general, investment income and investment gains and losses accrue directly to the separate accounts. The assets of the separate account are legally segregated and are not subject to claims that arise out of any of our other business.

Separate account assets supporting variable options under variable annuity contracts are invested, as designated by the contract owner or participant under a contract, in shares of sub-accounts managed by our affiliates or in other selected sub-accounts not managed by our affiliates. Variable annuity deposits are allocated to various subaccounts established within the separate account. Each subaccount represents a different investment option into which the contract owner may allocate deposits. The account value of a variable annuity contract is equal to the aggregate value of the subaccounts selected by the contract owner, including the value allocated to any fixed account, less fees and expenses. We offer investment options for our variable annuities covering a wide range of investment styles, including large, mid and small cap equity funds, as well as fixed income alternatives. Many of the variable annuity contracts issued by us are combination contracts, offering both variable and fixed options under which some or all of the deposits may be allocated by the contract owner to a fixed account.

Minimum Guarantees: Variable annuity contracts containing minimum guaranteed death and living benefits expose us to equity risk.  A decrease in the equity markets may cause a decrease in the account values, thereby increasing the possibility that we may be required to pay amounts to contract owners due to guaranteed death and living benefits.  An increase in the value of the equity markets may increase account values for these contracts, thereby decreasing our risk associated with guaranteed death and living benefits.

We ceased new sales of retail variable annuity products in March 2010.  However, our existing variable annuity block of business contains certain guaranteed death and living benefits made available to contract owners as described below:

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

As of December 31, 2012 and 2011, the guaranteed value of these death benefits in excess of account values was estimated to be as follows:

(in billions)
2012
Net amount at risk, before reinsurance	$7.6
Net amount at risk, net of reinsurance	6.9
2011
Net amount at risk, before reinsurance	$9.6
Net amount at risk, net of reinsurance	8.7

The decrease in the guaranteed value of these death benefits was primarily driven by favorable equity market performance during 2012.

The additional liabilities recognized related to GMDB's, as of December 31, 2012 and 2011, were as follows:

2012
Separate account liability	$39,799.1
Additional liability balance	488.0
2011
Separate account liability	$39,356.9
Additional liability balance	510.3

The above additional liability recorded by us, net of reinsurance, represented the estimated net present value of our future obligation for guaranteed minimum death benefits in excess of account values. The liability decreased mainly due to a decrease in expected future claims attributable to favorable equity market performance during the year.

Guaranteed Living Benefits:

▪	Guaranteed Minimum Income Benefit ("GMIB") - Guarantees a minimum income payout, exercisable each contract anniversary on or after a specified date, in most cases the 10th rider anniversary.

6

▪
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

We reinsured most of our living benefit guarantee riders to Security Life of Denver International Limited ("SLDI"), an affiliated reinsurer, to mitigate the risk produced by such benefits. This reinsurance agreement covers all of the GMIBs, as well as the GMWBs with lifetime guarantees ("the "Reinsured living benefits"). The GMABs and the GMWBs without lifetime guarantees (the "Non-reinsured living benefits") are not covered by this reinsurance. The Non-reinsured living benefits are still covered by our variable annuity guarantee hedging program.

The following guaranteed living benefits information is as of December 31, 2012 and 2011:

	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
	2012
Net amount at risk, before reinsurance	$38.4	$5,219.1
Net amount at risk, net of reinsurance	38.4	—
	2011
Net amount at risk, before reinsurance	$63.2	$5,692.0
Net amount at risk, net of reinsurance	63.2	—

The net amount at risk for the reinsured living benefits is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contractholder over the current account value. The methodology used to calculate the net amount at risk partially reflects the current interest rate environment and also includes a provision for the expected mortality of the clients covered by these living benefits. The decrease in the net amount at risk of these living benefits from $5.7 billion to $5.2 billion was primarily driven by favorable market performance during 2012, combined with rollup provisions on the Reinsured living benefits.

The net amount at risk for the non-reinsured living benefits is equal to the guaranteed value of these benefits in excess of the account values, which is reflected in the table above.

The separate account liabilities subject to the requirements for additional reserve liabilities under ASC Topic 944 for minimum guaranteed benefits and the additional liabilities recognized related to minimum guarantees, by type, as of December 31, 2012 and 2011, were as follows:

	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
	2012
Separate account liability	$954.1	$29,753.4
Additional liability balance, net of reinsurance	76.0	1,511.8
	2011
Separate account liability	$1,105.9	$28,951.7
Additional liability balance, net of reinsurance	114.9	1,738.1

As of December 31, 2012 and 2011, the above additional liabilities for non-reinsured living benefits recorded by us, net of reinsurance, represent the estimated net present value of our future obligations for these benefits. The above additional liabilities for reinsured living benefits recorded by us, net of reinsurance, represent the present value of future claims less the present value of future attributed fees (GMWBLs) or the benefits ratio approach (GMIBs), less the reinsurance ceded reserve calculated under Accounting Standards Codification Topic 944. The additional liability for GMIBs was zero. The entire decrease in the additional liability balance for reinsured living benefits corresponds to the GMWBL liability which decreased mainly due to favorable market performance during the year partially offset by an increase in the liability due to lower interest rates.

Variable Annuity Guarantee Hedging Program: We primarily mitigate variable annuity market risk exposures through hedging, including hedging for the risks retained by us as well as hedging on behalf of SLDI under the combined coinsurance and coinsurance funds withheld agreement. Market risk arises primarily from the minimum guarantees within the variable annuity products, whose economic costs are primarily dependent on future equity market returns, interest rate levels, equity volatility levels and policyholder behavior. The variable annuity hedging program is used to mitigate our exposure to equity market and interest rate changes and to ensure that the required assets are available to satisfy future death benefit and living benefit obligations. While the variable annuity guarantee hedge program does not explicitly hedge statutory or accounting principles generally accepted in the United States ("U.S. GAAP") reserves, as markets move up or down, in aggregate the returns generated by the variable annuity hedge program will significantly offset the statutory and U.S. GAAP reserve changes due to market movements.

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

Total return swaps are also used to mitigate the risk of the change in value of certain policyholder-directed separate account funds. These include fund classes such as emerging markets and real estate. They may also be used instead of futures of more liquid indices where it may be deemed advantageous. This hedging strategy is employed at our discretion based on current risk exposures and related transaction costs.

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

Variable Annuity Capital Hedge Overlay Program: Variable annuity guaranteed benefits are hedged based on their economic or fair value; however, the statutory reserves are not based on a market value. When equity markets decrease, the statutory reserve and rating agency required assets for the variable annuity guaranteed benefits can increase more quickly than the value of the derivatives held under the guarantee hedging program. This causes regulatory reserves to increase and rating agency capital to decrease. To protect the residual risk to regulatory reserves and rating agency capital in a decreasing equity market, we implemented the use of a static capital hedge in 2008. In 2010, we shifted to the dynamic Capital Hedge Overlay ("CHO") program. The current CHO strategy is intended to actively mitigate equity risk to the regulatory reserves and rating agency capital of the Company. The hedge is executed through the purchase and sale of equity index futures and is designed to limit the uncovered reserve increase in an immediate down equity market scenario to an amount we believe prudent for ING U.S., Inc. This amount will change over time with market movements, changes in regulatory and rating agency capital and management actions.

Other Insurance Products

Historically, we provided interest-sensitive, traditional life insurance and health insurance products. All health insurance has been ceded to other insurers and new policies are no longer written. We ceased the issuance of life insurance policies in 2001, and all life insurance business is currently in run-off. A certain portion of the assets held in the general account are dedicated to funding this block of business.

Fees and Margins

Insurance and expense charges, investment management fees, service fees and other fees earned by us vary by product and depend on, among other factors, the funding option selected by the customer under the product. For annuity products where assets are allocated to variable funding options through a separate account, we may charge the separate account asset-based insurance and expense fees.

In addition, where the customer selects a variable funding option, we may receive compensation from the fund's adviser, administrator, or other affiliated entity, for the performance of certain administrative, recordkeeping or other services. This compensation, which may be deducted from fund assets, may include a share of the management fee, service fees, 12b-1 distribution fees or other revenues based on a percentage of average net assets held in the fund by us. For funds managed by an affiliate, additional compensation may be received in the form of intercompany payments from the fund's investment advisor or the investment advisor's parent in order to allocate revenue and profits across the organization.

For fixed funding options, we earn a margin that is based on the difference between income earned on the investments supporting the liability and interest credited to customers.

We may also receive other fees or charges depending on the nature of the products.

Strategy, Method of Distribution and Principal Markets

We believe longer life expectancies, an aging population and growing concern over the stability and availability of the Social Security system have made retirement planning a priority for many Americans. The target market for our annuity products is primarily individuals.

The principal distribution channels of our fixed annuities include national and regional brokerages and securities firms, independent broker-dealers, banks, life insurance companies with captive agency sales forces, independent insurance agents, independent marketing organizations and affiliated broker-dealers.

Indexed annuities are marketed primarily based on underlying guarantee features coupled with consumer-friendly product designs offering the potential for equity market upside. We also offer fixed annuities offering a guaranteed interest rate or annuity payment suitable for clients seeking a stable return.

We ceased new sales of retail variable annuity products in March of 2010, as part of a global business strategy and risk reduction plan. Some new amounts will continue to be deposited on ING USA variable annuities as add-on premiums to existing contracts.

GICs are issued primarily to institutional investors and corporate benefit plans through direct sales by home office personnel or through specialty insurance brokers. In 2009, we made a strategic decision to run-off the assets and liabilities in the GIC business over time. New GIC contracts may be issued on a limited basis to replace maturing contracts.

Assets Under Management

A substantial portion of our fees, other charges and margins, are based on assets under management ("AUM"). AUM represents on-balance sheet assets supporting customer account values/liabilities and surplus. Customer account values reflect the amount of policyholder equity that has accumulated within annuity, GIC and other insurance products. AUM includes general account assets in which we bear the investment risk and separate account assets in which the contract owner bears the investment risk. AUM-based revenues increase or decrease with a rise or fall in the amount of AUM, whether caused by changes in capital markets or by net flows.

AUM is principally affected by net deposits (i.e., annuity premiums and GIC deposits, less surrenders) and investment performance (i.e., interest credited to contract owner accounts for assets that earn a fixed return or market performance for assets that earn a variable return). The general and separate account AUM was as follows as of December 31, 2012 and 2011.

	2012	2011
Variable annuities	$40,708.8	$40,093.3
Fixed annuities	17,617.6	19,176.9
Guaranteed investment contracts and funding agreements	1,818.6	2,568.2
Other insurance products	1,197.7	1,233.1
Total	$61,342.7	$63,071.5

Competition

The competitive annuity market remains intense and is dominated by a number of large, highly-rated insurance companies. Increasing competition within the retirement savings business from traditional insurance carriers, as well as banks and mutual fund companies, offers consumers many choices. Our annuity products compete in the annuity market principally on the basis of investment performance, product design, brand recognition, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service.

We compete in the GIC market primarily on the basis of our capital markets, product structuring and risk management expertise, as well as its brand recognition and financial strength ratings. Other competitors in this market include other life insurance companies, as well as banks and other financial institutions.

Reserves

We establish and carry actuarially-determined reserves that are calculated to meet our future obligations. Reserves also include estimates of unpaid claims as well as claims that we believe have been incurred but have not yet been reported as of the balance sheet date. The principal assumptions used to establish liabilities for future policy benefits are based upon Company experience and periodically reviewed against industry standards. These assumptions include mortality, morbidity, policy lapse, contract renewal, payment of subsequent premiums or deposits by the contract owner, retirement, investment returns, inflation, benefit utilization and expenses. Changes in, or deviations from, the assumptions used can significantly affect our reserve levels and related results of operations.

Reserves for individual and group life insurance contracts (mainly term insurance, non-participating whole life insurance, and traditional group life insurance) and accident and health insurance represent the present value of future benefits to be paid to or on behalf of contract owners and related expenses, less the present value of future net premiums. Assumptions as to interest rates, mortality, expenses, and persistency are based upon the Company's estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Interest rates used to calculate the present value of these reserves ranged from 3.5% to 6.25%.

Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality, and expenses are based upon the Company's experience at the period the policy is sold or acquired, including a margin for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue, and policy duration. Interest rates used to calculate the present value of future benefits ranged from 3.0% to 7.5%.

Reserves for FIAs are computed in accordance with the requirements of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("the Codification" or "ASC") Topic 944, "Financial Services - Insurance", Topic 815, "Derivatives and Hedging" and Topic 820, "Fair Value Measurements and Disclosures". Accordingly, the aggregate initial liability is equal to the deposit received plus a bonus, if applicable, and is split into a host component and an embedded derivative component. Thereafter, the host liability accumulates at a set interest rate and the embedded derivative liability is recognized at fair value, with the change in fair value recorded in Other net realized capital gains (losses) in the Statements of Operations.

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

We calculate a benefit ratio for each block of business that meets the requirements for additional reserves as outlined in ASC Topic 944 and calculate an additional reserve by accumulating amounts equal to the benefit ratio multiplied by the assessments for each period, reduced by excess benefits during the period. The additional reserve is accumulated at interest rates using rates consistent with the deferred policy acquisition costs model for the period. The calculated reserve includes a provision for universal life contracts with patterns of cost of insurance charges that produce expected gains from the insurance benefit function followed by losses from that function in later years.

GMABs and GMWBs without life contingent payouts and GMWBLs are considered to be derivatives under ASC Topic 815 and Topic 820. The additional reserves for these guarantees are recognized at fair value, with the change in fair value recorded in Other net realized capital gains (losses) in the Statements of Operations.

Reserves for GICs are calculated using the amount deposited with us, less withdrawals, plus interest accrued to the ending valuation date. Interest on these contracts is accrued by a predetermined index, plus a spread or a fixed rate, established at the issue date of the contract.

As of December 31, 2012 and 2011, our life and annuity insurance reserves (general and separate account) and deposit-type funds were comprised of each type of the following products:

	2012		2011
	Reserves	% of Total	Reserves	% of Total
Variable annuity	$44,206.2	66.1%	$44,021.7	63.7%
Fixed annuity	18,651.6	27.9%	20,553.7	29.8%
GICs and funding agreements	2,184.7	3.3%	2,532.6	3.7%
Other insurance products	1,850.8	2.7%	1,957.2	2.8%
Total	$66,893.3	100.0%	$69,065.2	100.0%

Reinsurance Arrangements

We utilize indemnity reinsurance agreements to reduce our exposure to large losses from our annuity and life insurance businesses. Reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge our primary liability as the direct insurer of the risks. Reinsurance treaties are structured as monthly or yearly renewable term, coinsurance, or modified coinsurance. We base our selection of a reinsurer on the financial strength of the reinsurer.

We currently have significant concentrations of ceded reinsurance with our affiliates, Security Life of Denver Insurance Company ("SLD") and SLDI primarily related to GICs, fixed annuities and universal life policies with respect to SLD and variable annuities with respect to SLDI. The outstanding recoverable balances may fluctuate from period to period.

One of the main risks reinsured by us is the GMDBs on our variable annuity policies issued prior to January 1, 2000. For contracts issued after December 31, 1999, we hedge our exposure due to these products. Other reinsurance contracts coinsure life, accident and health and annuity businesses. We continually monitor and evaluate the financial strength and credit ratings of our reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on our Balance Sheets.

We entered into an automatic reinsurance agreement on June 30, 2008 with SLDI. Under the terms of the agreement, the Company ceded to SLDI 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts issued by us on or after January 1, 2000. Effective July 1, 2009, we and SLDI entered into an amended and restated reinsurance agreement to change the reinsurance basis of the existing automatic reinsurance agreement dated June 30, 2008 between us and SLDI from coinsurance to a combined coinsurance and coinsurance funds withheld basis. Effective October 1, 2011, we and SLDI entered into an amended and restated automatic reinsurance agreement of the existing 2009 amended and restated automatic reinsurance agreement in order to provide more flexibility to the Company and SLDI with respect to the collateralization of the reserves related to the variable annuity guaranteed living benefits reinsured under the agreement.

We also currently reinsure risks ceded by our affiliate, ReliaStar Life Insurance Company ("RLI"), on life insurance policies through bulk reinsurance agreements, a coinsurance funds withheld agreement and a quota share retrocession agreement.

In addition, we entered into a monthly renewable term ("MRT") reinsurance agreement with Canada Life Assurance Company ("Canada Life"), an unaffiliated Canadian insurance company, effective June 30, 2009. Under the terms of the agreement, we ceded 90% of our net retained in-force block of group term life business and 90% of any new group term life business reinsured from RLI, an affiliate, to Canada Life. Effective October 1, 2010, the treaty was amended to discontinue ceding the group life waiver of premium business.

See "Liquidity and Capital Resources - Reinsurance Agreements" in Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item 7. contained herein for further discussion of our reinsurance arrangements.

Investment Overview and Strategy

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

Investments are managed by ING Investment Management LLC, our affiliate, pursuant to an investment advisory agreement. Portfolios are established for groups of products with similar liability characteristics within us.  Our investment portfolio consists largely of high quality fixed maturity securities and short-term investments, investments in commercial mortgage loans, limited partnerships and other instruments, including a small amount of equity holdings. Fixed maturity securities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, mortgage-backed securities and asset-backed securities. We use derivatives for hedging purposes and to replicate exposure to other assets as a more efficient means of assuming credit exposure similar to bonds of the underlying issuer(s).

Regulation

Our operations are subject to comprehensive regulation throughout the United States. The laws of the various jurisdictions establish supervisory agencies, including the state insurance departments, with broad authority to grant licenses to transact business and regulate many aspects of the products and services we offer, as well as solvency and reserve adequacy. Many agencies also regulate the investment activities of insurance companies on the basis of quality, diversification and other quantitative criteria. Our operations and accounts are subject to examination at regular intervals by certain of these regulators.

We are subject to the insurance laws of the state in which we are organized and of the other jurisdictions in which we transact business. The primary regulator of our insurance operations is the Division of Insurance for the State of Iowa. Among other matters, these agencies may regulate trade practices, agent licensing, policy forms, underwriting and claims practices, minimum interest rates to be credited to fixed annuity contract owner accounts and the maximum interest rates that can be charged on policy loans.

The SEC, the Financial Industry Regulatory Authority ("FINRA"), the self-regulatory organization which succeeded to the regulatory functions of the National Association of Securities Dealers and the New York Stock Exchange and, to a lesser extent, the states, regulate our sales and investment management activities and operations. Generally, our variable annuity products and certain of our fixed annuities are registered as securities with the SEC. Regulations of the SEC, Department of Labor ("DOL") and Internal Revenue Service ("IRS") also impact certain of our annuity, life insurance and other investment products. These products may involve separate accounts and mutual funds registered under the Investment Company Act of 1940.

Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on our business. See Item 1A. Risk Factors - "The Dodd-Frank Act, its implementing regulations and other financial regulatory reform initiatives could have adverse consequences for the financial services industries including us and/or materially affect our results of operations, financial condition or liquidity."

Insurance Holding Company Laws

A number of states regulate affiliated groups that include insurers such as us under holding company statutes. These laws, among other things, place certain restrictions on investments in, or transactions with, affiliates and may require prior approval of the payment of certain dividends or distributions by us to our Parent.

Insurance Company Guaranty Fund Assessments

Insurance companies are assessed the costs of funding the insolvencies of other insurance companies by the various state guaranty associations, generally based on the amount of premiums companies collect in that state.

We accrue the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. We have estimated this liability to be $11.6 and $15.1 as of December 31, 2012 and 2011, respectively. We have also recorded an asset of $1.8 and $1.7 as of December 31, 2012 and 2011, respectively, for future credits to premium taxes for assessments already paid.

For information regarding certain other potential regulatory changes relating to our businesses, see Item 1A. Risk Factors.

Employees and Other Shared Services

We had 607 employees as of December 31, 2012, primarily focused on managing new business processing, customer service and product management for us and certain of our affiliates, as well as providing product development and distribution, actuarial and finance services to us and certain of our affiliates. We also utilize services provided by ING North America Insurance Corporation and other affiliates. These services include underwriting, risk management, human resources, investment management, information technology, legal and compliance services, as well as other new business processing, product distribution, marketing, customer service, product management, actuarial and finance related services. The affiliated companies are reimbursed for our use of various services and facilities under a variety of intercompany agreements.

Item 1A.    Risk Factors

In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those which are described below.

Risks Related to Our Business - General

Continued difficult conditions in the global capital markets and the economy generally have affected and may continue to affect our business and results of operations.

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Concerns over the slow economic recovery, the level of U.S. national debt, the European sovereign debt crisis, the ability of certain countries to remain in the euro zone, unemployment, the availability and cost of credit, the U.S. housing market, inflation levels, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets. In 2011, Standard & Poor's Ratings Services (“S&P”) lowered its long term sovereign credit rating on the United States from AAA to AA+. In addition, significant concerns regarding the sovereign debt of Greece, Ireland, Italy, Portugal and Spain, as well as certain other countries, are ongoing and in some cases have required countries to obtain emergency financing. The financial turmoil in Europe continues to be a threat to global capital markets and remains a challenge to global financial stability. If these or other countries require additional financial support or if sovereign credit ratings continue to decline, yields on the sovereign debt of certain countries may continue to increase, the cost of borrowing may increase and credit may become more limited. Additionally, the possibility of capital market volatility spreading through a highly integrated and interdependent banking system remains elevated. In the event of any default or similar event with respect to a sovereign issuer, some financial institutions may suffer significant losses for which they would require additional capital, which may not be available. These factors, combined with volatile oil prices, reduced business and consumer confidence and continued high unemployment, have negatively impacted the

U.S. economy. Our results of operations, investment portfolio and AUM are exposed to these risks and may be adversely affected as a result. In addition, in the event of extreme prolonged market events, such as the recent global credit crisis, we could incur significant losses.

Even in the absence of a market downturn, our annuity, retirement and investment products, as well as our investment returns and our access to and cost of financing, are sensitive to equity, fixed income, real estate and other market fluctuations and general economic and political conditions. These fluctuations and conditions could materially and adversely affect our results of operations, financial condition and liquidity, including in the following respects:

•
We provide a number of, annuity, retirement and investment products that expose us to risks associated with fluctuations in interest rates, market indices, securities prices, default rates, the value of real estate assets, currency exchange rates and credit spreads. The profitability of many of our annuity, retirement and investment products depends in part on the value of the general accounts and separate accounts supporting them, which may fluctuate substantially depending on the foregoing conditions.

•
Volatility or downturns in the equity markets can cause a reduction in fee income on variable annuity products. Because these products and services generate fees related primarily to the value of AUM, a decline in the equity markets could reduce our revenues.

•
A change in market conditions, including prolonged periods of high or low inflation or interest rates, could cause a change in consumer sentiment and adversely affect sales and could cause the actual persistency of these products to vary from their anticipated persistency (the probability that a product will remain in force from one period to the next) and adversely affect profitability. Changing economic conditions or adverse public perception of financial institutions can influence customer behavior, which can result in, among other things, an increase or decrease in claims, lapses, withdrawals, deposits or surrenders in certain products, any of which could adversely affect profitability.

•
An equity market decline, decreases in prevailing interest rates or a prolonged period of low interest rates could result in the value of guaranteed minimum benefits contained in certain of our life insurance, annuity and retirement products being higher than current account values or higher than anticipated in our pricing assumptions, requiring us to materially increase reserves for such products, and may result in a decrease in customer lapses, thereby increasing the cost to us. In addition, such a scenario could lead to increased amortization and/or unfavorable unlocking of our deferred acquisition cost (“DAC”) and value of business acquired (“VOBA”).

•
We have significant investment and derivative portfolios that include, among other investments, corporate securities, asset-backed securities (“ABS”), equities and commercial mortgages. Economic conditions as well as adverse capital market and credit conditions, interest rate changes, changes in mortgage prepayment behavior or declines in the value of underlying collateral will impact the credit quality, liquidity and value of our investment and derivative portfolios, potentially resulting in higher capital charges and unrealized or realized losses and decreased investment income. The value of our investments and derivative portfolios may also be impacted by reductions in price transparency, changes in the assumptions or methodology we use to estimate fair value and changes in investor confidence or preferences, which could potentially result in higher realized or unrealized losses and have a material adverse effect on our results of operations or financial condition. Market volatility may also make it difficult to value certain of our securities if trading becomes less frequent.

•
Hedging instruments we use to manage product and other risks might not perform as intended or expected, which could result in higher realized losses and unanticipated cash needs to collateralize or settle such transactions. Adverse market conditions can limit the availability and increase the costs of hedging instruments, and such costs may not be recovered in the pricing of the underlying products being hedged. In addition, hedging counterparties may fail to perform their obligations resulting in unhedged exposures and losses on positions that are not collateralized.

•
Regardless of market conditions, certain investments we hold, including privately placed fixed income investments, investments in private equity funds and commercial mortgages, are relatively illiquid. If we need to sell these investments, we may have difficulty selling them in a timely manner or at a price equal to what we could otherwise realize by holding the investment to maturity.

•
We are exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other retirement benefit obligations. Sustained declines in long-term interest rates or equity returns could have a negative effect on the funded status of these plans and/or increase our future funding costs.

•	Fluctuations in our operating results and our investment portfolio may impact our tax profile, our ability to optimally utilize tax attributes and our deferred income tax assets.

•
A default by any financial institution or by a sovereign could lead to additional defaults by other market participants. The failure of a sufficiently large and influential institution could disrupt securities markets or clearance and settlement systems and lead to a chain of defaults, because the commercial and financial soundness of many financial institutions may be closely related as a result of credit, trading, clearing or other relationships. Even the perceived lack of creditworthiness of a counterparty may lead to market-wide liquidity problems and losses or defaults by us or by other institutions. This risk is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges with which we interact on a daily basis. Systemic risk could have a material adverse effect on our ability to raise new funding and on our business, results of operations, financial condition, liquidity and/or business prospects. In addition, such a failure could impact future product sales as a potential result of reduced confidence in the financial services industry.

•
Widening credit spreads, if not offset by equal or greater declines in the risk-free interest rate, would also cause the total interest rate payable on newly issued securities to increase, and thus would have the same effect as an increase in underlying interest rates with respect to the valuation of our current portfolio.

Continuing market turmoil has resulted in, and may continue to raise the possibility of, legislative, regulatory and governmental actions. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition.

Adverse capital and credit market conditions may impact our ability to access liquidity and capital, as well as the cost of credit and capital.

Adverse capital market conditions may affect the availability and cost of borrowed funds, thereby impacting our ability to support or grow our businesses. We need liquidity to pay our operating expenses, interest on our debt and dividends to our parent, maintain our securities lending activities and replace certain maturing liabilities. Without sufficient liquidity, our business will suffer. Our principal sources of liquidity are insurance premiums and fees, annuity deposits and cash flow from investments and assets.

In the event current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry and our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be limited if regulatory authorities or rating agencies take negative actions against us. If our internal sources of liquidity prove to be insufficient, there is a risk that we may not be able to successfully obtain additional financing on favorable terms, or at all. Any actions we might take to access financing may cause rating agencies to reevaluate our ratings.

Disruptions, uncertainty or volatility in the capital and credit markets, such as that experienced over the past few years, may also limit our access to capital. Such market conditions may in the future limit our ability to raise additional capital to support business growth, or to counter-balance the consequences of losses or increased regulatory reserves and rating agency capital requirements. This would have the potential to decrease both our profitability and our financial flexibility. Our results of operations, financial condition, liquidity, statutory capital and rating agency capital position could be materially and adversely affected by disruptions in the financial markets.

The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the current low interest rate environment.

Changes in prevailing interest rates or a prolonged period of low interest rates may negatively affect our business including the level of net interest margin we earn. In a period of changing interest rates, interest expense may increase and interest credited to policyholders may change at different rates than the interest earned on assets. Accordingly, changes in interest rates could decrease net interest margin. Changes in interest rates may negatively affect the value of our assets and our ability to realize gains or avoid losses from the sale of those assets, all of which also ultimately affect earnings. In addition, our annuity products and certain of our retirement and investment products are sensitive to inflation rate fluctuations. A sustained increase in the inflation rate in our principal markets may also negatively affect our business, financial condition and results of operation. For example, a sustained increase in the inflation rate may result in an increase in nominal market interest rates. A failure to accurately anticipate higher inflation and factor it into our product pricing assumptions may result in mispricing of our products, which could materially and adversely impact our results of operations.

During periods of declining interest rates or a prolonged period of low interest rates, annuity products may be relatively more attractive to consumers due to minimum guarantees that are frequently mandated by regulators, resulting in increased premium payments on products with flexible premium features and a higher percentage of annuity contracts remaining in force from year-to-year than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and asset liability cash flow mismatches. A decrease in interest rates or a prolonged period of low interest rates may also require additional provisions for guarantees included in annuity contracts, as the guarantees become more valuable to policyholders. During a period of decreasing interest rates or a prolonged period of low interest rates, our investment earnings may decrease because the interest earnings on our recently purchased fixed income investments will likely have declined in parallel with market interest rates. In addition, a prolonged low interest rate period may result in higher costs for certain derivative instruments that may be used to hedge certain of our product risks. Residential mortgage-backed securities (“RMBS”) and callable fixed income securities in our investment portfolios will be more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates. Consequently, we may be required to reinvest the proceeds in securities bearing lower interest rates. Accordingly, during periods of declining interest rates, our profitability may suffer as the result of a decrease in the spread between interest rates credited to policyholders and contract owners and returns on our investment portfolios. An extended period of declining interest rates or a prolonged period of low interest rates, may also cause us to change our long-term view of the interest rates that we can earn on our investments. Such a change in our view would cause us to change the long-term interest rate that we assume in our calculation of insurance assets and liabilities under U.S. GAAP. This revision would result in increased reserves, accelerated amortization of DAC and other unfavorable consequences. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and an extended period of low interest rates may increase the statutory capital we are required to hold and the amount of assets we must maintain to support statutory reserves.

Conversely, in periods of rapidly increasing interest rates, policy loans, withdrawals from, and/or surrenders of, life insurance, and annuity contracts and/or certain guaranteed investment contracts (“GICs”) may increase as policyholders choose to seek higher investment returns. Obtaining cash to satisfy these obligations may require us to liquidate fixed income investments at a time when market prices for those assets are depressed because of increases in interest rates. This may result in realized investment losses. Regardless of whether we realize an investment loss, such cash payments would result in a decrease in total invested assets and may decrease our net income and capitalization levels. Premature withdrawals may also cause us to accelerate amortization of DAC, which would also reduce our net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio by, for example, decreasing the estimated fair values of the fixed income securities within our investment portfolio. An increase in market interest rates could also create a significant collateral posting requirement associated with our interest rate hedge programs, which could materially and adversely affect liquidity. In addition, an increase in market interest rates could require us to pay higher interest rates on debt securities we may issue in the financial markets from time to time to finance our operations, which would increase our interest expenses and reduce our results of operations. Lastly, an increase in interest rates could result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds.

A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and adversely affect our results of operations and financial condition.

Ratings are important to our business. Credit ratings represent the opinions of rating agencies regarding an entity's ability to repay its indebtedness. Our credit ratings are important to our ability to raise capital through the issuance of debt and to the cost of such financing. Financial strength ratings, which are sometimes referred to as “claims-paying” ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. Financial strength ratings are important factors affecting public confidence in insurers. Our financial strength ratings are important to our ability to sell our products and services to our customers.  Each of the rating agencies reviews its ratings periodically, and our current ratings may not be maintained in the future.

Our ratings could be downgraded at any time and without notice by any rating agency. For example, in December 2011, both S&P and Moody's Investors Service, Inc. (“Moody's”) downgraded our financial strength ratings as a result of the announcement by ING Group regarding the financial impact of the change in policyholder behavior assumptions in ING U.S., Inc.'s Closed Block Variable Annuity segment, which resulted in a charge of €1.1 billion against the results of that segment, as reflected in ING Group's 2011 financial statements reported under International Financial Reporting Standards (“IFRS”). For a description of material rating actions that have occurred from December 31, 2011 through the date of this filing, see “Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources- Ratings.”

A downgrade of our financial strength rating could affect our competitive position by making it more difficult for us to market our products as potential customers may select companies with higher financial strength ratings and by leading to increased withdrawals by current customers seeking companies with higher financial strength ratings.  This could lead to a decrease in AUM and result in lower fee income.  Furthermore, sales of assets to meet customer withdrawal demands could also result in losses, depending on market conditions. In addition, a downgrade in either our financial strength or credit ratings could potentially, among other things, increase our borrowing costs and make it more difficult to access financing; adversely affect access to the commercial paper market or the availability of LOCs and other financial guarantees; result in additional collateral requirements, or other required payments or termination rights under derivative contracts or other agreements; and/or impair, or cause the termination of, our relationships with creditors, broker-dealers, distributors, reinsurers or trading counterparties, which could potentially negatively affect our profitability, liquidity and/or capital. In addition, we use assumptions of market participants in estimating the fair value of our liabilities, including insurance liabilities that are classified as embedded derivatives under U.S. GAAP. These assumptions include our nonperformance risk (i.e., the risk that the obligations will not be fulfilled). Therefore, changes in our credit or financial strength ratings or the ratings of ING U.S., Inc. may affect the fair value of our liabilities.

As rating agencies continue to evaluate the financial services industry, it is possible that rating agencies will heighten the level of scrutiny that they apply to financial institutions, increase the frequency and scope of their credit reviews, request additional information from the companies that they rate and potentially adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. It is possible that the outcome of any such review of us would have additional adverse ratings consequences, which could have a material adverse effect on our results of operations, financial condition and liquidity. We may need to take actions in response to changing standards or capital requirements set by any of the rating agencies which could cause our business and operations to suffer. We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies.

Because we operate in highly competitive markets, we may not be able to increase or maintain our market share, which may have an adverse effect on our results of operations.

In each of our businesses we face intense competition, including from domestic and foreign insurance companies, broker-dealers, financial advisors, asset managers and diversified financial institutions, both for the ultimate customers for our products and for distribution through independent distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution, price, perceived financial strength and credit ratings. A decline in our competitive position as to one or more of these factors could adversely affect our profitability. In addition, we may in the future sacrifice our competitive or market position in order to improve our profitability. Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, or have higher claims-paying or credit ratings than we do.

In recent years, there has been substantial consolidation among companies in the financial services industry resulting in increased competition from large, well-capitalized financial services firms. Future economic turmoil may accelerate additional consolidation activity. Many of our competitors also have been able to increase their distribution systems through mergers or contractual arrangements. Furthermore, larger competitors may have lower operating costs and have an ability to absorb greater risk, while maintaining financial strength ratings, allowing them to price products more competitively. These competitive pressures could result in increased pressure on the pricing of certain of our products and services, and could harm our ability to maintain or increase profitability. In addition, if our financial strength and credit ratings are lower than our competitors, we may experience increased surrenders and/or a significant decline in sales. The competitive landscape in which we operate may be further affected by the government sponsored programs in the United States and similar governmental actions outside of the United States in response to the dislocations in financial markets. Competitors that receive governmental financing, guarantees or other assistance, or that are not subject to the same regulatory constraints, may have or obtain pricing or other competitive advantages. Due to the competitive nature of the financial services industry, there can be no assurance that we will continue to effectively compete within the industry or that competition will not have a material adverse impact on our business, results of operations and financial condition.

Our risk management policies and procedures, including hedging programs, may prove inadequate for the risks we face, which could negatively affect our business or result in losses.

We have developed risk management policies and procedures, including hedging programs that utilize derivative financial instruments, and expect to continue to do so in the future. Nonetheless, our policies and procedures to identify, monitor and manage risks may not be fully effective, particularly during extremely turbulent times. Many of our methods of managing risk and exposures are based upon observed historical market behavior or statistics based on historical models. As a result, these methods may not predict future exposures, which could be significantly greater than historical measures indicate. Other risk management methods depend on the evaluation of information regarding markets, customers, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events. These policies and procedures may not be fully effective.

We employ various strategies, including hedging and reinsurance, with the objective of mitigating risks inherent in our business and operations. These risks include current or future changes in the fair value of our assets and liabilities, current or future changes in cash flows, the effect of interest rates, equity markets and credit spread changes, the occurrence of credit defaults, currency fluctuations and changes in mortality and longevity. We seek to control these risks by, among other things, entering into reinsurance contracts and derivative instruments, such as swaps, options, futures and forward contracts. See “-Reinsurance subjects us to the credit risk of reinsurers and may not be available, affordable or adequate to protect us against losses” for a description of risks associated with our use of reinsurance. Developing an effective strategy for dealing with these risks is complex, and no strategy can completely insulate us from such risks. Our hedging strategies also rely on assumptions and projections regarding our assets, liabilities, general market factors and the creditworthiness of our counterparties that may prove to be incorrect or prove to be inadequate. Accordingly, our hedging activities may not have the desired beneficial impact on our results of operations or financial condition. Hedging strategies involve transaction costs and other costs, and if we terminate a hedging arrangement, we may also be required to pay additional costs, such as transaction fees or breakage costs. We may incur losses on transactions after taking into account our hedging strategies. In particular, certain of our hedging strategies focus on the protection of regulatory reserves and rating agency capital, rather than U.S. GAAP earnings. Because our regulatory reserves and the variable annuity guarantee hedge program target react differently to changes in market movements, in addition to our variable annuity guarantee hedge program, we have executed a capital hedge overlay (“CHO”) program to generally target this differential. As U.S. GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, our hedge programs may create earnings volatility in our U.S. GAAP financial statements. Further, the nature, timing, design or execution of our hedging transactions could actually increase our risks and losses. Our hedging strategies and the derivatives that we use, or may use in the future, may not adequately mitigate or offset the hedged risk and our hedging transactions may result in losses.

Past or future misconduct by our employees or employees of our vendors could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. Although we employ controls and procedures designed to monitor associates' business decisions and to prevent us from taking excessive or inappropriate risks, associates may take such risks regardless of such controls and procedures. Our compensation policies and practices are reviewed by us as part of our overall risk management program, but it is possible that such compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking. If our associates take excessive or inappropriate risks, those risks could harm our reputation and have a material adverse effect on our results of operations and financial condition.

The inability of counterparties to meet their financial obligations could have an adverse effect on our results of operations.

Third parties that owe us money, securities or other assets may not pay or perform under their obligations. These parties include the issuers or guarantors of securities we hold, customers, reinsurers, trading counterparties, securities lending and repurchase counterparties, counterparties under swaps, credit default and other derivative contracts, clearing agents, exchanges, clearing houses and other financial intermediaries. Defaults by one or more of these parties on their obligations to us due to bankruptcy, lack of liquidity, downturns in the economy or real estate values, operational failure or other factors, or even rumors about potential defaults by one or more of these parties, could have a material adverse effect on our results of operations, financial condition and liquidity.

We routinely execute a high volume of transactions such as unsecured debt instruments, derivative transactions and equity investments with counterparties and customers in the financial services industry, including brokers and dealers, commercial and investment banks, mutual and hedge funds, institutional clients, futures clearing merchants, swap dealers, insurance companies and other institutions, resulting in large periodic settlement amounts which may result in our having significant credit exposure to one or more of such counterparties or customers. Many of these transactions are comprised of derivative instruments with a number of counterparties in order to hedge various risks, including equity and interest rate market risk features within many of our insurance and annuity products. Our obligations under our products are not changed by our hedging activities and we are liable for our obligations even if our derivative counterparties do not pay us. As a result, we face concentration risk with respect to liabilities or amounts we expect to collect from specific counterparties and customers. A default by, or even concerns about the creditworthiness of, one or more of these counterparties or customers could have an adverse effect on our results of operations or liquidity. There is no assurance that losses on, or impairments to the carrying value of, these assets due to counterparty credit risk would not materially and adversely affect our business, results of operations or financial condition.

We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. The deterioration or perceived deterioration in the credit quality of third parties whose securities or obligations we hold could result in losses and/or adversely affect our ability to rehypothecate or otherwise use those securities or obligations for liquidity purposes. While in many cases we are permitted to require additional collateral from counterparties that experience financial difficulty, disputes may arise as to the amount of collateral we are entitled to receive and the value of pledged assets. Our credit risk may also be exacerbated when the collateral we hold cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure that is due to us, which is most likely to occur during periods of illiquidity and depressed asset valuations, such as those experienced during the recent financial crisis. The termination of contracts and the foreclosure on collateral may subject us to claims for the improper exercise of rights under the contracts. Bankruptcies, downgrades and disputes with counterparties as to the valuation of collateral tend to increase in times of market stress and illiquidity.

Requirements to post collateral or make payments related to changes in market value of specified assets may adversely affect liquidity.

The amount of collateral we may be required to post under short-term financing agreements, FHLB funding agreements and derivative transactions may increase under certain circumstances. Pursuant to the terms of some transactions, we could be required to make payment to our counterparties related to any change in the market value of the specified collateral assets. Such requirements could have an adverse effect on liquidity. Furthermore, with respect to any such payments, we may have unsecured risk to the counterparty as these amounts may not be required to be segregated from the counterparty's other funds, may not be held in a third-party custodial account and may not be required to be paid to us by the counterparty until the termination of the transaction. Additionally, the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the resultant changes in collateral requirements may increase the need for liquidity and eligible collateral assets in excess of what is already being held.

Our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and results of operations.

Fixed income securities represent a significant portion of our investment portfolio. We are subject to the risk that the issuers, or guarantors, of fixed income securities we own may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within ABS, including mortgage-backed securities and various CMO tranches, may default on principal and interest payments causing an adverse change in cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening mortgage or credit spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities could cause the estimated fair value of our fixed income securities portfolio and our earnings to decline and the default rate of the fixed income securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of securities in our investment portfolio, or similar trends that could worsen the credit quality of such issuers, or guarantors could also have a similar effect. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC ratio. See -“A decrease in our RBC ratio (as a result of a reduction in statutory surplus and/or increase in risk-based capital (“RBC”) requirements) could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our business, results of operations and financial condition.” We are also subject to the risk that cash flows resulting from the payments on pools of mortgages that serve as collateral underlying the mortgage-backed securities we own may differ from our expectations in timing or size. Cash flow variability arising from an unexpected acceleration in mortgage prepayment behavior can be significant, and could cause a decline in the estimated fair value of certain “interest-only” securities within our mortgage-backed securities portfolio. Any event reducing the estimated fair value of these securities, other than on a temporary basis, could have a material adverse effect on our business, results of operations and financial condition.

From time to time we invest our capital to seed a particular investment strategy or investment portfolio. We may also co-invest in funds or take an equity ownership interest in certain structured finance/investment vehicles that are managed by our affiliates. Any decrease in the value of such investments could negatively affect our revenues and income.

Some of our investments are relatively illiquid and are in asset classes that have been experiencing significant market valuation fluctuations.

We hold certain assets that may lack liquidity, such as privately placed fixed income securities, commercial mortgage loans, policy loans and limited partnership interests. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

The reported values of our relatively illiquid types of investments do not necessarily reflect the current market price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance that we would be able to sell them for the prices at which we have recorded them and we might be forced to sell them at significantly lower prices.

Although the allocation has declined, we invest a portion of our invested assets in investment funds, many of which make private equity investments. The amount and timing of income from such investment funds tends to be uneven as a result of the performance of the underlying investments, including private equity investments. The timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds' schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of income that we record from these investments can vary substantially from quarter to quarter. Recent equity and credit market volatility may reduce investment income for these types of investments.

Defaults or delinquencies in our commercial mortgage loan portfolio may adversely affect our profitability.

The commercial mortgage loans we hold face both default and delinquency risk. We establish loan specific estimated impairments at the balance sheet date. These impairments are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan's original effective interest rate, the estimated fair value of the loan's collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan's observable market price. We also establish valuation allowances for loan losses when, based on past experience, it is probable that a credit event has occurred and the amount of the loss can be reasonably estimated. These valuation allowances are based on loan risk characteristics, historical default rates and loss severities, real estate market fundamentals and outlook as well as other relevant factors. The performance of our commercial mortgage loan investments may fluctuate in the future. In addition, legislative proposals that would allow or require modifications to the terms of commercial mortgage loans could be enacted. We cannot predict whether these proposals will be adopted, or what impact, if any, such laws, if enacted, could have on our business or investments. An increase in the delinquency and default rate of our commercial mortgage loan portfolio could adversely impact our results of operations and financial condition.

Further, any geographic or sector concentration of our commercial mortgage loans may have adverse effects on our investment portfolios and consequently on our results of operations or financial condition. While we generally seek to mitigate the risk of sector concentration by having a broadly diversified portfolio, events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated, which could affect our results of operations and financial condition.

In addition, liability under environmental protection laws resulting from our commercial mortgage loan portfolio and real estate investments could affect our results of operations or financial condition. Under the laws of several states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of cleanup. In some states, such a lien has priority over the lien of an existing mortgage against the property, which would impair our ability to foreclose on that property should the related loan be in default. In addition, under the laws of some states and under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, we may be liable for costs of addressing releases or threatened releases of hazardous substances that require remedy at a property securing a mortgage loan held by us, regardless of whether or not the environmental damage or threat was caused by the obligor, which could harm our results of operations and financial condition. We also may face this liability after foreclosing on a property securing a mortgage loan held by us.

Our products and services are complex and are frequently sold through intermediaries, and a failure to properly perform services or the misrepresentation of our products or services could have an adverse effect on our revenues and income.

Many of our products and services are complex and are frequently sold through intermediaries. In particular, we are reliant on intermediaries to describe and explain our products to potential customers. The intentional or unintentional misrepresentation of our products and services in advertising materials or other external communications, or inappropriate activities by our personnel or an intermediary, could adversely affect our reputation and business prospects, as well as lead to potential regulatory actions or litigation.

The valuation of many of our financial instruments includes methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially and adversely affect our results of operations and financial condition.

The following financial instruments are carried at fair value in our financial statements: fixed income securities, equity securities, derivatives, embedded derivatives and separate account assets. We have categorized these instruments into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), while quoted prices in markets that are not active or valuation techniques requiring inputs that are observable for substantially the full term of the asset or liability are Level 2.

Factors considered in estimating fair values of securities, and derivatives and embedded derivatives related to our securities include coupon rate, maturity, principal paydown including prepayments, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer and quoted market prices of comparable securities. Factors considered in estimating the fair values of embedded derivatives and derivatives related to product guarantees (collectively, “guaranteed benefit derivatives”) include risk-free interest rates, long-term equity implied volatility, interest rate implied volatility, correlations among mutual funds associated with variable annuity contracts and actuarial assumptions such as mortality rates, lapse rates and benefit utilization, as well as the amount and timing of policyholder deposits and partial withdrawals. The impact of our risk of nonperformance is also reflected in the estimated fair value of guaranteed benefit derivatives. In many situations, inputs used to measure the fair value of an asset or liability may fall into different levels of the fair value hierarchy. In these situations, we will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value.

The determinations of fair values are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

During periods of market disruption, including periods of rapidly changing credit spreads or illiquidity, it has been and will likely continue to be difficult to value certain of our securities, such as certain mortgage-backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that could become illiquid in a difficult financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment in determining fair value. As such, valuations may include inputs and assumptions that are less observable or require greater estimation, thereby resulting in values that may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the financial statements, and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our results of operations and financial condition.

The determination of the amount of allowances and impairments taken on our investments is subjective and could materially and adversely impact our results of operations or financial condition. Gross unrealized losses may be realized or result in future impairments, resulting in a reduction in our net income (loss).

We evaluate investment securities held for impairment on a quarterly basis. This review is subjective and requires a high degree of judgment. For fixed income securities held, an impairment loss is recognized if the fair value of the debt security is less than the carrying value and we no longer have the intent to hold the debt security; if it is more likely than not that we will be required to sell the debt security before recovery of the amortized cost basis; or if a credit loss has occurred.

When we do not intend to sell a security in an unrealized loss position, potential credit related other-than-temporary impairments are considered using a variety of factors, including the length of time and extent to which the fair value has been less than cost, adverse conditions specifically related to the industry, geographic area in which the issuer conducts business, financial condition of the issuer or underlying collateral of a security, payment structure of the security, changes in credit rating of the security by the rating agencies, volatility of the fair value changes and other events that adversely affect the issuer. In addition, we take into account relevant broad market and economic data in making impairment decisions.

As part of the impairment review process, we utilize a variety of assumptions and estimates to make a judgment on how fixed income securities will perform in the future. It is possible that securities in our fixed income portfolio will perform worse than our expectations. There is an ongoing risk that further declines in fair value may occur and additional other-than- temporary impairments may be recorded in future periods, which could materially and adversely affect our results of operations and financial condition. Furthermore, historical trends may not be indicative of future impairments or allowances.

Fixed income and equity securities classified as available-for-sale are reported at their estimated fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are therefore excluded from net income (loss). The accumulated change in estimated fair value of these available-for-sale securities is recognized in net income (loss) when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary (“OTTI”) and an impairment charge to earnings is taken. Such realized losses or impairments may have a material adverse effect on our net income (loss) in a particular quarterly or annual period.

Our participation in a securities lending program and a reverse repurchase program subjects us to potential liquidity and other risks.

We participate in a securities lending program whereby blocks of securities, which are included in fixed income securities and short-term investments, are loaned to third-party borrowers, primarily major brokerage firms and commercial banks. We generally obtain cash collateral in an amount equal to 102% of the estimated fair value of the loaned securities, which is obtained at the inception of a loan and maintained at a level greater than or equal to 100% for the duration of the loan. The cash collateral received is typically invested in fixed income securities. A return of loaned securities by a borrower would require us to liquidate the investments held as collateral and return the cash collateral associated with such loaned securities.

We also participate in a reverse repurchase program for our general account whereby we sell fixed income securities to third-party repurchase counterparties, primarily major brokerage firms and commercial banks, with a concurrent agreement to repurchase those same securities at a determined future date. Our policy requires that, at all times during the term of the reverse repurchase agreements, cash or other types of collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets. The cash proceeds received under the reverse repurchase program are typically invested in fixed income securities and cannot be returned prior to the scheduled repurchase date; however, market conditions on the repurchase date may limit our ability to enter into new agreements. The repurchase of securities or our inability to enter into new reverse repurchase agreements would require us to return the cash collateral proceeds associated with such transactions on the repurchase or maturity date.

For both securities lending and reverse repurchase transactions, in some cases, the maturity of the securities held as invested collateral (i.e., securities that we have purchased with cash collateral received) may exceed the term of the related securities on loan and the estimated fair value may fall below the amount of cash received as collateral and invested. If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under adverse capital market and economic conditions, liquidity may broadly deteriorate, which would further restrict our ability to sell securities. If we decrease the amount of our securities lending and reverse repurchase activities over time, the amount of net investment income generated by these activities will also likely decline. See “Management's Narrative and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources-Securities Lending.”

Differences between actual claims experience and reserving assumptions may adversely affect our results of operations or financial condition.

We establish and hold reserves to pay future policy benefits and claims. Our reserves do not represent an exact calculation of liability, but rather are actuarial or statistical estimates based on data and models that include many assumptions and projections, which are inherently uncertain and involve the exercise of significant judgment, including assumptions as to the levels and/or timing of receipt or payment of premiums, benefits, claims, expenses, interest credits, investment results (including equity market returns), retirement, mortality, morbidity and persistency. We periodically review the adequacy of reserves and the underlying assumptions. We cannot, however, determine with precision the amounts that we will pay for, or the timing of payment of, actual benefits, claims and expenses or whether the assets supporting our policy liabilities, together with future premiums, will grow to the level assumed prior to payment of benefits or claims. If actual experience differs significantly from assumptions or estimates, reserves may not be adequate. If we conclude that our reserves, together with future premiums, are insufficient to cover future policy benefits and claims, we would be required to increase our reserves and incur income statement charges for the period in which we make the determination, which could materially and adversely affect our results of operations and financial condition.

We may face significant losses if mortality rates, persistency rates or other underwriting assumptions differ significantly from our pricing expectations.

We set prices for many of our annuity products based upon expected claims and payment patterns, using assumptions for mortality rates or likelihood of death of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality could emerge gradually over time due to changes in the natural environment, the health habits of the insured population, technologies and treatments for disease or disability, the economic environment, or other factors. The long-term profitability of our annuity products depends upon how our actual mortality rates compare to our pricing assumptions.

Pricing of our insurance and annuity products is also based in part upon expected persistency of these products, which is the probability that a policy will remain in force from one period to the next. Persistency of our annuity products may be significantly and adversely impacted by the increasing value of guaranteed minimum benefits contained in many of our variable annuity products due to poor equity market performance or extended periods of low interest rates as well as other factors. The minimum interest rate guarantees in our fixed annuities may also be more valuable in extended periods of low interest rates. Persistency could be adversely affected generally by developments adversely affecting customer perception of us. Results may also vary based on differences between actual and expected premium deposits and withdrawals for these products. Many of our deferred annuity products also contain optional benefits that may be exercised at certain points within a contract. We set prices for such products using assumptions for the rate of election of deferred annuity living benefits and other optional benefits offered to our contract owners. The profitability of our deferred annuity products may be less than expected, depending upon how actual contract owner decisions to elect or delay the utilization of such benefits compare to our pricing assumptions. The potential development of third-party investor strategies in the annuities business, could also adversely affect the profitability of existing business and our pricing assumptions for new business. Actual persistency that is lower than our persistency assumptions could have an adverse effect on profitability, especially in the early years of a policy, primarily because we would be required to accelerate the amortization of expenses we defer in connection with the acquisition of the policy. Actual persistency that is higher than our persistency assumptions could have an adverse effect on profitability in the later years of a block of business because the anticipated claims experience is higher in these later years. If actual persistency is significantly different from that assumed in our current reserving assumptions, our reserves for future policy benefits may prove to be inadequate. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy, the adjustments permitted under the terms of the policies may not be sufficient to maintain profitability. Many of our products, however, do not permit us to increase premiums or adjust charges and credits during the life of the policy or during the initial guarantee term of the policy. Even if permitted under the policy, we may not be able or willing to raise premiums or adjust other charges for regulatory or competitive reasons.

Pricing of our products is also based on long-term assumptions regarding interest rates, investment returns and operating costs. Management establishes target returns for each product based upon these factors, the other underwriting assumptions noted above and the average amount of regulatory and rating agency capital that we must hold to support in-force contracts. We monitor and manage pricing and sales to achieve target returns. Profitability from new business emerges over a period of years, depending on the nature and life of the product, and is subject to variability as actual results may differ from pricing assumptions. Our profitability depends on multiple factors, including the comparison of actual mortality, morbidity and persistency rates and policyholder behavior to our assumptions; the adequacy of investment margins; our management of market and credit risks associated with investments; our ability to maintain premiums and contract charges at a level adequate to cover mortality, benefits and contract administration expenses; the adequacy of contract charges and availability of revenue from providers of investment options offered in variable contracts to cover the cost of product features and other expenses; and management of operating costs and expenses.

We may be required to accelerate the amortization of DAC, deferred sales inducements (“DSI”) and/or VOBA, any of which could adversely affect our results of operations or financial condition.

DAC represents the incremental costs related directly to the acquisition of new and renewal insurance and annuity contracts. DSI represents amounts that are credited to a policyholder's account balance as an inducement to purchase a contract. VOBA represents the present value of estimated cash flows embedded in acquired business, plus renewal commissions and certain other costs on such acquired business. Capitalized costs associated with DAC, DSI and VOBA are amortized in proportion to actual and estimated gross profits. Management, on an ongoing basis, tests the DAC, DSI and VOBA recorded on our balance sheets to determine if these amounts are recoverable under current assumptions. In addition, management regularly reviews the estimates and assumptions underlying DAC, DSI and VOBA. The projection of estimated gross profits requires the use of certain assumptions, principally related to separate account fund returns in excess of amounts credited to policyholders, policyholder behavior such as surrender and lapse rates, interest margin, expense margin, mortality, future impairments and hedging costs. Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. If these assumptions prove to be inaccurate, if an estimation technique used to estimate future gross profits is changed, or if significant or sustained equity market declines occur and/or persist, we could be required to accelerate the amortization of DAC, DSI and VOBA, which would result in a charge to earnings. Such adjustments could have a material adverse effect on our results of operations and financial condition.

Reinsurance subjects us to the credit risk of reinsurers and may not be available, affordable or adequate to protect us against losses.

We cede life insurance policies and annuity contracts to other insurance companies through reinsurance. However, we remain liable to the underlying policyholders, even if the reinsurer defaults on its obligations with respect to the ceded business. If a reinsurer fails to meet its obligations under the reinsurance contract, we will be forced to cover the claims on the reinsured policies. In addition, a reinsurer insolvency may cause us to lose our reserve credits on the ceded business, in which case we would be required to establish additional reserves.

In addition, if a reinsurer loses its accredited reinsurer status in any state where were we are licensed to do business, we will not be entitled to take credit for reinsurance in that state if the reinsurer does not post sufficient qualifying assets in a qualifying trust or post qualifying LOCs, and we would be required to establish additional reserves. Similarly, the credit for reinsurance taken under affiliated offshore reinsurance agreements is, under certain conditions, dependent upon the offshore reinsurer's ability to obtain and provide sufficient qualifying assets in a qualifying trust or qualifying letters of credit issued by qualifying lending banks. The cost of letters of credit, when available, continues to be very expensive in the current economic environment. Because of this, our affiliated offshore reinsurer has established and will continue to pursue alternative sources for qualifying reinsurance collateral.

If these steps are unsuccessful, we may not be able to obtain full reserve credit. Loss of reserve credit by us would require us to establish additional reserves and would result in a decrease in the level of our capital, which could have a material adverse effect on our profitability, results of operations and financial condition.

The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether the insured losses meet the qualifying conditions of the reinsurance contract, whether reinsurers or their affiliates have the financial capacity and willingness to make payments under the terms of the reinsurance contract, and the degree to which our reinsurance balances are secured by sufficient qualifying assets in qualifying trusts or qualifying LOCs issued by qualifying lender banks. Although a substantial portion of our reinsurance exposure is secured by assets held in trusts or LOCs, the inability to collect a material recovery from a reinsurer could have a material adverse effect on our profitability, results of operation and financial condition.

We reinsure most of our living benefit guarantee riders to Security Life of Denver International Limited ("SLDI"), an affiliated reinsurer, to mitigate the risk produced by such benefits. The reinsurance agreement covers all of the guaranteed minimum income benefits (“GMIB”), as well as the guaranteed minimum withdrawal benefits (“GMWB”) with lifetime guarantees. The guaranteed minimum accumulation benefits (“GMAB”) and the GMWBs without lifetime guarantees are not covered by this reinsurance.

Although we no longer actively market retail variable annuities, our business, results of operations, financial condition and liquidity will continue to be affected by our variable annuity products for the foreseeable future.

Our retail variable annuity insurance policies were sold primarily from 2001 to early 2010. These products offered long-term savings vehicles in which customers (policyholders) made deposits that were invested, largely at the customer's direction, in a variety of U.S. and international equity, fixed income, real estate and other investment options. In addition, these products provided customers with the option to purchase living benefit riders, including GMWBL, GMIBs, GMABs and GMWBs. All retail variable annuity products include guaranteed minimum death benefits (“GMDB”). In 2009, we decided to cease sales of retail variable annuity products with substantial guarantee features. In early 2010, we ceased all new sales of these products with substantial guarantees, although we continue to accept new deposits in accordance with, and subject to the limitations of, the provisions of existing contracts.

Market movements and actuarial assumption changes (including, with respect to policyholder behavior and mortality) could result in material adverse impacts to our results of operations, financial condition and liquidity. Because policyholders have various contractual rights to defer withdrawals, annuitization and/or maturity of their contracts, the nature and period of contract maturity is subject to policyholder behavior and is therefore indeterminate. Future market movements and changes in actuarial assumptions could result in significant earnings and liquidity impacts, as well as increases in regulatory reserve and capital requirements.

The performance of our variable annuity products depend on assumptions that may not be accurate.

Our in-force variable annuity products are subject to risks associated with the future behavior of policyholders and future claims payment patterns, using assumptions for mortality experience, lapse rates, GMIB annuitization rates, and GMWB/GMWBL withdrawal rates. We are required to make assumptions about these behaviors and patterns, which may not reflect the actual behaviors and patterns we experience in the future.

In particular, we have only minimal experience on policyholder behavior for our GMIB and GMWBL products and, as a result, future experience could lead to significant changes in our assumptions. Our GMIB contracts have a ten-year waiting period before annuitization is available, with most of these GMIB contracts issued during the period 2004 to 2006. These contracts first become eligible to annuitize during the period 2014 to 2016, but contain significant incentives to delay annuitization beyond the first eligibility date. As a result, to date we have only a statistically small sample of experience used to set annuitization rates. Therefore, we anticipate that observable experience data will become statistically credible later this decade, when a large volume of GMIB benefits begin to reach their maximum benefit over the four-year period from 2019 to 2022. It is possible, however, that policyholders may choose to annuitize soon after the first annuitization date, rather than delay annuitization to receive increased guarantee benefits, in which case we may have statistically credible experience as early as in the period from 2014 to 2016.

Similarly, most of our GMWBL contracts are still in the first three to five policy years, so our assumptions for withdrawal from contracts with GMWBL benefits may change as experience emerges over the next five to seven years. In addition, like our GMIB contracts, many of our GMWBL contracts contain significant incentives to delay withdrawal. We expect customer decisions on annuitization and withdrawal will be influenced by customers' financial plans and needs as well as by interest rate and market conditions over time and by the availability and features of competing products. If emerging experience deviates from our assumptions on either GMIB annuitization or GMWBL withdrawal, we could experience losses and a significant increase to reserve and capital requirements.

We also make estimates of expected lapse of these products, which is the probability that a policy will not remain in force from one period to the next. Lapse rates of our annuity products may be significantly impacted by the value of guaranteed minimum benefits relative to the value of the underlying separate accounts (account value or account balance). In general, policies with guarantees that are “in the money” (i.e., where the notional benefit amount is in excess of the account value) are assumed to be less likely to lapse. Conversely, “out of the money” guarantees are assumed to be more likely to lapse as the policyholder has less incentive to retain the policy. Lapse rates could also be adversely affected generally by developments that affect customer perception of us.

We make estimates of expected election rates of living benefits for these products and of the rate of election of certain optional benefits that may be exercised. The profitability of our deferred annuity products depends upon actual contract owner decisions to elect or delay the utilization of such benefits. The development of a secondary market for third-party investor strategies in the annuities business could also adversely affect the profitability of existing business by reducing lapse rates of in-the-money contracts in excess of current expectations or by causing living benefits to be elected at points in time that are more unfavorable than our current expectations. Actual lapse rates that are lower than our lapse rate assumptions could have an adverse effect on profitability in the later years of a block of business because the anticipated claims experience may be higher than expected in these later years. If actual lapse rates are significantly different from that assumed in our current reserving assumptions, our reserves for future policy benefits may prove to be inadequate.

Our variable annuity lapse rate experience has varied significantly over the period from 2006 to the present, reflecting among other factors, both pre- and post-financial crisis experience. During the early years of this period, our variable annuity policyholder lapse rate experience was higher than our current best estimate of policyholder lapse behavior would have indicated; in the later part of this period, after mid-2009, it was lower. Management's current best estimate of variable annuity policyholder lapse behavior incorporates actual experience over the entire period, as we believe that over the duration of the variable annuity policies we will experience the full range of policyholder behavior and market conditions. If our future experience were to approximate our lapse experience from later in the period, we would likely need to increase reserves by an amount that could be material.

We review overall policyholder experience annually (including lapse, annuitization, withdrawal and mortality), or more frequently if necessary. As customer experience continues to materialize, we may adjust our assumptions. The magnitude of any required changes could be material and adverse to the results of operations or financial condition of the Company if the reinsurer of our guaranteed living benefits fails to meet its obligations under the reinsurance contracts.

A decrease in our RBC ratio (as a result of a reduction in statutory surplus and/or increase in risk-based capital (“RBC”) requirements) could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our business, results of operations and financial condition.

The NAIC has established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to asset, insurance, interest rate and business risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain guaranteed minimum death and living benefits. We are subject to RBC standards and/or other minimum statutory capital and surplus requirements imposed under the laws of Iowa, our state of domicile.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses (which is sensitive to equity market and credit market conditions), the amount of additional capital we must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed-income and equity securities in its investment portfolio, the value of certain derivative instruments that do not receive hedge accounting and changes in interest rates, as well as changes to the RBC formulas and the interpretation of the NAIC's instructions with respect to RBC calculation methodologies. Many of these factors are outside of our control. Our financial strength and credit ratings are significantly influenced by statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their own internal models, which differ from the RBC capital model that have the effect of increasing or decreasing the amount of statutory capital we should hold relative to the rating agencies' expectations. In extreme scenarios of equity market declines, sustained periods of low interest rates, rapidly rising interest rates or credit spread widening, the amount of additional statutory reserves that we are required to hold for certain types of GICs and variable annuity guarantees may increase at a greater than linear rate. This increase in reserves would decrease the statutory surplus available for use in calculating the subsidiary's RBC ratios. To the extent that our RBC ratios are deemed to be insufficient, we may seek to take actions either to increase our capitalization or to reduce our capitalization requirements. If we were unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade.

Our failure to meet RBC requirements or minimum capital and surplus requirements could subject us to further examination or corrective action imposed by insurance regulators, including limitations on our ability to write additional business, supervision by regulators or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, results of operations and financial condition. A decline in RBC ratios also limits our ability to make dividends or distributions to our Parent and could be a factor in causing ratings agencies to downgrade our financial strength ratings, which could have a material adverse effect on our business, results of operations and financial condition.

A significant portion of our GICs originate from a Federal Home Loan Bank, which subjects us to liquidity risks associated with sourcing a large concentration of our GIC deposits from one counterparty.

A significant portion of our GICs originate from the Federal Home Loan Bank of Des Moines (“FHLB”). We have issued non-putable funding agreements in exchange for eligible collateral in the form of cash, mortgage backed securities and U.S. Treasury securities. Should the FHLB choose to change its definition of eligible collateral, or if the market value of the pledged collateral decreases in value due to changes in interest rates or credit ratings, we may be required to post additional amounts of collateral in the form of cash or other eligible collateral. Additionally, we may be required to find other sources to replace these GICs if we lose access to FHLB funding. This could occur if our creditworthiness falls below either of the FHLB's requirements or if legislative or other political actions cause changes to the FHLBs' mandate or to the eligibility of life insurance companies to be members of the FHLB system.

Any failure to protect the confidentiality of customer information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operation.

Our businesses and relationships with customers are dependent upon our ability to maintain the confidentiality of our and our customers' trade secrets and confidential information (including customer transactional data and personal data about our employees, our customers and the employees and customers of our customers). Pursuant to federal laws, various federal regulatory and law enforcement agencies have established rules protecting the privacy and security of personal information. In addition, most states have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. Certain of our employees and contractors have access to and routinely process personal information of customers through a variety of media, including the internet and software applications. We rely on various internal processes and controls to protect the confidentiality of customer information that is accessible to, or in the possession of, us, our employees and contractors. It is possible that an employee, contractor or sales representative could, intentionally or unintentionally, disclose or misappropriate confidential customer information. If we fail to maintain adequate internal controls, including any failure to implement newly-required additional controls, or if our employees or contractors fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of customer information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation, result in regulatory action or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, results of operations and financial condition.

Changes in accounting standards could adversely impact our reported results of operations and our reported financial condition.

Our financial statements are subject to the application of U.S. GAAP, which is periodically revised or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”). It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our financial statements and that such changes could have a material adverse effect on our results of operations and financial condition.

In addition, FASB is working on several projects with the International Accounting Standards Board, which could result in significant changes as U.S. GAAP converges with IFRS, including how we account for our life insurance policies, annuity contracts and financial instruments and how our financial statements are presented. Furthermore, the U.S. Securities and Exchange Commission (“SEC”) is considering whether and how to incorporate IFRS into the U.S. financial reporting system. The changes to U.S. GAAP and ultimate conversion to IFRS, if undertaken, could affect the way we account for and report significant areas of our business, could impose special demands on us in the areas of governance, employee training, internal controls and disclosure and will likely affect how we manage our business.

Under the tax sharing agreement effective January 1, 2013 a change in control could affect the availability of cash payments to which we would otherwise be entitled under the prior tax sharing agreement.

For years beginning before January 1, 2013, we and certain of our U.S. affiliates, including ING U.S., Inc., the U.S. holding company for ING Group's U.S.-based retirement services, life insurance and investment management operations, are parties to an intercompany tax sharing agreement that requires ING U.S., Inc. to pay its subsidiaries, including us, for the tax benefits of ordinary and capital losses as they are incurred and in turn requires its subsidiaries, including us, to pay ING U.S., Inc. for the taxes payable on their ordinary income and capital gains. Under the agreement, ING U.S., Inc. is required to make payments to us even if our losses do not offset other subsidiaries' ordinary income or capital gains. Accordingly, this tax sharing agreement can require ING U.S., Inc. to make cash payments to us and our affiliates that exceed the amount of cash payments paid by us and our affiliates under the tax sharing agreement. For the years ended December 31, 2012, 2011 and 2010, we made net cash payments to ING U.S., Inc. under the tax sharing agreement of $40.0, $87.1 and $614.0, respectively.

Effective January 1, 2013, the Company entered into a new tax sharing agreement with ING U.S., Inc. which provides that for 2013 and subsequent years, ING U.S., Inc. will pay its subsidiaries for the tax benefits of ordinary and capital losses to the extent that the consolidated tax group actually uses the tax benefit of losses generated. This change may cause us to establish tax valuation allowances, reduce statutory-based admitted assets and/or cause us to no longer be entitled to receive net cash payments from ING U.S., Inc. in years we incur losses and the associated tax benefits cannot be used by the consolidated tax group.

One such instance where the associated tax benefits could not be used by the consolidated tax group would occur if there is a change in control which would trigger the imposition of certain limitations pursuant to Section 382 and Section 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). These sections operate as anti-abuse rules, the general purpose of which is to prevent trafficking in tax losses and credits, but which can apply without regard to whether a "loss trafficking" transaction occurs or is intended. These rules are triggered when an "ownership change" (generally defined as when the ownership of a company changes by more than 50% (measured by value) on a cumulative basis in any three year period) occurs. As of December 31, 2012, management believes that we and our ING U.S. affiliates have not had an "ownership change" for purposes of sections 382 and 383. However, this determination is subject to uncertainties and is based on various assumptions. Future increases of capital or other changes in ownership may adversely affect cumulative ownership and could trigger an "ownership change", which consequently could limit the ability of the ING U.S. affiliates to use tax attributes and could correspondingly decrease the value of these attributes.

We may be required to establish an additional valuation allowance against the deferred income tax asset if our business does not generate sufficient taxable income or if our tax planning strategies are modified. Increases in the deferred tax valuation allowance could have a material adverse effect on results of operations and financial condition.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets represent the tax benefit of future deductible temporary differences, operating loss carryforwards and tax credits carryforward. We periodically evaluate and test our ability to realize our deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In assessing the more likely than not criteria, we consider future taxable income as well as prudent tax planning strategies. Future facts, circumstances, tax law changes and FASB developments may result in an increase in the valuation allowance. An increase in the valuation allowance could have a material adverse effect on the Company's results of operations and financial condition.

As of December 31, 2012, we have recognized deferred tax assets in the amount of $208.6 based on tax planning related to unrealized gains on investment assets. To the extent these unrealized gains decrease, the tax benefit will be reduced by increasing the tax valuation allowance. For example, if interest rates increase, the amount of the unrealized gains will, most likely, decrease, with all other things constant. The decrease in the deferred tax asset may be recorded as a tax expense in tax on continuing operations based on the intra period tax allocation rules described in ASC Topic 740, “Income Taxes”. As of December 31, 2012, our valuation allowance was $220.3.

Our business may be negatively affected by adverse publicity or increased governmental and regulatory actions with respect to us, other well-known companies or the financial services industry in general.

Governmental scrutiny with respect to matters relating to compensation and other business practices in the financial services industry has increased dramatically in the past several years and has resulted in more aggressive and intense regulatory supervision and the application and enforcement of more stringent standards. The recent financial crisis and the current political and public sentiment regarding financial institutions has resulted in a significant amount of adverse press coverage, as well as adverse statements or charges by regulators and elected officials. Press coverage and other public statements that assert some form of wrongdoing, regardless of the factual basis for the assertions being made, could result in some type of inquiry or investigation by regulators, legislators and/or law enforcement officials or in lawsuits. Responding to these inquiries, investigations and lawsuits, regardless of the ultimate outcome of the proceeding, is time-consuming and expensive and can divert the time and effort of our senior management from its business. Future legislation or regulation or governmental views on compensation may result in us altering compensation practices in ways that could adversely affect our ability to attract and retain talented employees. Adverse publicity, governmental scrutiny, pending or future investigations by regulators or law enforcement agencies and/or legal proceedings involving us or our affiliates, including ING Group, can also have a negative impact on our reputation and on the morale and performance of employees, and on business retention and new sales, which could adversely affect our businesses and results of operations.

Litigation may adversely affect our profitability and financial condition.

We are, and may be in the future, subject to legal actions in the ordinary course of our business operations. Some of these legal proceedings may be brought on behalf of a class. Plaintiffs may seek large or indeterminate amounts of damage, including compensatory, liquidated, treble and/or punitive damages. Our reserves for litigation may prove to be inadequate. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation depending, in part, upon the results of operations or cash flow for such period. Given the large or indeterminate amounts sometimes sought, and the inherent unpredictability of litigation, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation matters could have a material adverse effect on our financial condition.

A loss of, or significant change in, key product distribution relationships could materially affect sales.

We distribute certain products under agreements with affiliated distributors and other members of the financial services industry that are not affiliated with us. We compete with other financial institutions to attract and retain commercial relationships in each of these channels, and our success in competing for sales through these distribution intermediaries depends upon factors such as the amount of sales commissions and fees we pay, the breadth of our product offerings, the strength of our brand, our perceived stability and financial strength ratings, and the marketing and services we provide to, and the strength of the relationships we maintain with, individual distributors. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition. Distributors may elect to alter, reduce or terminate their distribution relationships with us, including for such reasons as changes in our distribution strategy, adverse developments in our business, adverse rating agency actions or concerns about market-related risks. Alternatively, we may terminate one or more distribution agreements due to, for example, a loss of confidence in, or a change in control of, one of the distributors, which could reduce sales.

We are also at risk that key distribution partners may merge or change their business models in ways that affect how our products are sold, either in response to changing business priorities or as a result of shifts in regulatory supervision or potential changes in state and federal laws and regulations regarding standards of conduct applicable to distributors when providing investment advice to retail and other customers.

The occurrence of natural or man-made disasters may adversely affect our results of operations and financial condition.

We are exposed to various risks arising from natural disasters, including hurricanes, climate change, floods, earthquakes, tornadoes and pandemic disease, as well as man-made disasters and core infrastructure failures, including acts of terrorism, military actions, power grid and telephone/internet infrastructure failures, which may adversely affect AUM, results of operations and financial condition by causing, among other things:

•	losses in our investment portfolio due to significant volatility in global financial markets or the failure of counterparties to perform;

•	changes in the rate of mortality, claims, withdrawals, lapses and surrenders of existing policies and contracts, as well as sales of new policies and contracts; and

•	disruption of our normal business operations due to catastrophic property damage, loss of life, or disruption of public and private infrastructure, including communications and financial services.

There can be no assurance that our business continuation and crisis management plan or insurance coverages would be effective in mitigating any negative effects on operations or profitability in the event of a disaster, nor can we provide assurance that the business continuation and crisis management plans of the independent distributors and outside vendors on whom we rely for certain services and products would be effective in mitigating any negative effects on the provision of such services and products in the event of a disaster.

Claims resulting from a catastrophic event could also materially harm the financial condition of our reinsurers, which would increase the probability of default on reinsurance recoveries. Our ability to write new business could also be adversely affected.

In addition, the jurisdictions in which we are admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which raise funds to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. It is possible that a catastrophic event could require extraordinary assessments on us, which may have a material adverse effect on our business, results of operations and financial condition.

The loss of key personnel could negatively affect our financial results and impair our ability to implement our business strategy.

Our success depends in large part on our ability to attract and retain key people. Intense competition exists for key employees with demonstrated ability, and we may be unable to hire or retain such employees. Our key employees include investment professionals, such as portfolio managers, sales and distribution professionals, actuarial and finance professionals and information technology professionals. While we do not believe that the departure of any particular individual would cause a material adverse effect on our operations, the unexpected loss of several of our senior management, portfolio managers or other key employees could have a material adverse effect on our operations due to the loss of their skills, knowledge of our business, and their years of industry experience as well as the potential difficulty of promptly finding qualified replacement employees. We also rely upon the knowledge and experience of employees involved in functions that require technical expertise in order to provide for sound operational controls for our overall enterprise, including the accurate and timely preparation of required regulatory filings and U.S. GAAP and statutory financial statements and operation of internal controls. A loss of such employees could adversely impact our ability to execute key operational functions and could adversely affect our operational controls, including internal controls over financial reporting.

Interruption or other operational failures in telecommunication, information technology and other operational systems, or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on such systems, including as a result of human error, could harm our business.

We are highly dependent on automated and information technology systems to record and process our internal transactions and transactions involving our customers, as well as to calculate reserves, value invested assets and complete certain other components of our U.S. GAAP and statutory financial statements. We could experience a failure of one of these systems, our employees or agents could fail to monitor and implement enhancements or other modifications to a system in a timely and effective manner, or our employees or agents could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system or implementing modifications to an existing system. Despite the implementation of security and back-up measures, our information technology systems may be vulnerable to physical or electronic intrusions, viruses or other attacks, programming errors and similar disruptions. We may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, epidemics, computer viruses and electrical/telecommunications outages). All of these risks are also applicable where we rely on outside vendors to provide services to us and our customers. The failure of any one of these systems for any reason, or errors made by our employees or agents, could in each case cause significant interruptions to our operations, which could harm our reputation, adversely affect our internal control over financial reporting, or have a material adverse effect on our business, results of operations and financial condition.

We retain confidential information in our information technology systems, and we rely on industry standard commercial technologies to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our information technology systems could access, view, misappropriate, alter, or delete information in the systems, including personally identifiable customer information and proprietary business information. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. In addition, an increasing number of jurisdictions require that customers be notified if a security breach results in the disclosure of personally identifiable customer information. Any compromise of the security of our information technology systems that results in inappropriate disclosure or use of personally identifiable customer information could damage our reputation in the marketplace, deter purchases of our products, subject us to heightened regulatory scrutiny or significant civil and criminal liability and require us to incur significant technical, legal and other expenses.

We may not be able to protect our intellectual property and may be subject to infringement claims.

We rely on a combination of contractual rights with third parties and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we endeavor to protect our rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could have a material adverse effect on our business and our ability to compete.

We may also be subject to claims by third parties for (i) patent, trademark or copyright infringement, (ii) breach of copyright, trademark or license usage rights, or (iii) misappropriation of trade secrets. Any such claims and any resulting litigation could result in significant expense and liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly work around. Any of these scenarios could have a material adverse effect on our business and results of operations.

Risks Related to Regulation

Our businesses and those of ING Group and its affiliates are heavily regulated and changes in regulation or the application of regulation may reduce our profitability.

We are subject to detailed insurance, securities and other financial services laws and government regulation. In addition to the insurance, securities and other regulations and laws specific to the industries in which we operate, regulatory agencies have broad administrative power over many aspects of our business, which may include ethical issues, money laundering, privacy, recordkeeping and marketing and sales practices. Also, bank regulators and other supervisory authorities in the United States and elsewhere continue to scrutinize payment processing and other transactions under regulations governing such matters as money-laundering, prohibited transactions with countries subject to sanctions, and bribery or other anti-corruption measures. The financial market dislocations we have experienced have produced, and are expected to continue to produce, extensive changes in existing laws and regulations applicable to our businesses.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in laws and regulations may materially increase the cost of compliance and other expenses of doing business. There are a number of risks that may arise where applicable regulations may be unclear, subject to multiple interpretations or under development or where regulations may conflict with one another, where regulators revise their previous guidance or courts overturn previous rulings, which could result in our failure to meet applicable standards. Regulators and other authorities have the power to bring administrative or judicial proceedings against us, which could result, among other things, in suspension or revocation of our licenses, cease and desist orders, fines, civil penalties, criminal penalties or other disciplinary action which could materially harm our results of operations and financial condition. If we fail to address, or appear to fail to address, appropriately any of these matters, our reputation could be harmed and we could be subject to additional legal risk, which could increase the size and number of claims and damages asserted against us or subject us to enforcement actions, fines and penalties.

As long as we remain affiliated with ING Group, we may be subject to laws, regulations, disclosures and restrictions to which we would not be subject as a standalone enterprise. These restrictions could be extensive and include limitations on the activities we may conduct and the way in which we organize and operate our businesses. Various jurisdictions in which ING Group and its subsidiaries operate, including the United States, apply prudential and other regulations to the holding companies and affiliates of financial institutions. If the applicable laws and regulations in any of these jurisdictions, or the application or interpretation of such laws and regulations by applicable regulators and other authorities, were to change, or if ING Group or one of its subsidiaries (other than the Company) were to change the nature of the regulated activities they conduct, we could in the future become subject to restrictions to which we are not currently subject, and to which we would not be subject as a standalone enterprise. This could require us to incur material compliance, reporting or other costs or to forego certain types of material revenues or could otherwise be material and adverse to us. We do not have any control over the activities conducted by ING Group or its subsidiaries (other than the Company). As one source of potential change in the regulations applied to ING Group and its subsidiaries, we expect that in 2014 the European Central Bank will assume responsibility for part of the prudential supervision of ING Bank and its holding company, ING Group that is currently exercised by the Dutch Central Bank (De Nederlandsche Bank, DNB). It is uncertain if and how this new supervisory structure will impact the Company.

In addition, the 2012 Amended Restructuring Plan contains provisions that could limit our business activities, including restricting our ability to make certain acquisitions or to conduct certain financing and investment activities. See, "Management's Narrative Analysis of Results of Operations and Financial Condition - Dutch State Transaction and Restructuring Plan."

Our businesses are heavily regulated, and changes in regulation in the United States, enforcement actions and regulatory investigations may reduce profitability.

Our operations are subject to comprehensive regulation and supervision throughout the United States. State insurance laws regulate most aspects of our insurance business, and we are regulated by the insurance department of our state of domicile, Iowa. The primary purpose of state regulation is to protect policyholders, and not necessarily to protect creditors and investors.

State insurance guaranty associations have the right to assess insurance companies doing business in their state in order to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, liabilities we have currently established for these potential assessments may not be adequate.

State insurance regulators and the NAIC regularly reexamine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and could materially and adversely affect our business, results of operations or financial condition. For example, in October 2011, the NAIC established a subgroup to study insurers' use of captives and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations, and to establish appropriate regulatory requirements to address concerns identified in the study. We cannot predict what actions and regulatory changes will result from this study and what impact such changes will have on our financial condition and results of operations.

Insurance regulators have implemented, or begun to implement significant changes in the way in which insurers must determine statutory reserves and capital, particularly for products with contractual guarantees such as variable annuities and universal life policies, and are considering further potentially significant changes in these requirements.

In addition, state insurance regulators are becoming more active in adopting and enforcing suitability standards with respect to sales of fixed, indexed and variable annuities. In particular, the NAIC has adopted a revised Suitability in Annuity Transactions Model Regulation (“SAT”), which will, if enacted by the states, place new responsibilities upon issuing insurance companies with respect to the suitability of annuity sales, including responsibilities for training agents. Several states have already enacted laws based on the SAT.

In addition to the foregoing risks, the financial services industry is the focus of increased regulatory scrutiny as various state and federal governmental agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the financial services industries. It is possible that future regulatory inquiries or investigations involving the insurance industry generally, or the Company specifically, could materially and adversely affect our business, results of operations or financial condition.

In some cases, this regulatory scrutiny has led to legislation and regulation, or proposed legislation and regulation that could significantly affect the financial services industry, or has resulted in regulatory penalties, settlements and litigation. New laws, regulations and other regulatory actions aimed at the business practices under scrutiny could materially and adversely affect our business, results of operations or financial condition. The adoption of new laws and regulations, enforcement actions, or litigation, whether or not involving us, could influence the manner in which we distribute our products, result in negative coverage of the industry by the media, cause significant harm to our reputation and materially and adversely affect our business, results of operations or financial condition.

Our products are subject to extensive regulation and failure to meet any of the complex product requirements may reduce profitability.

Our life insurance, annuity, retirement and investment products are subject to a complex and extensive array of state and federal tax, securities, insurance and employee benefit plan laws and regulations, which are administered and enforced by a number of different governmental and self-regulatory authorities, including state insurance regulators, state securities administrators, state banking authorities, the SEC, the Financial Industry Regulatory Authority (“FINRA”), the Department of Labor (“DOL”), the IRS and the Office of the Comptroller of the Currency (“OCC”).

For example, U.S. federal income tax law imposes requirements relating to insurance and annuity product design, administration and investments that are conditions for beneficial tax treatment of such products under the Internal Revenue Code. Additionally, state and federal securities and insurance laws impose requirements relating to insurance and annuity product design, offering and distribution and administration. Failure to administer product features in accordance with contract provisions or applicable law, or to meet any of these complex tax, securities, or insurance requirements could subject us to administrative penalties imposed by a particular governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, harm to our reputation, interruption of our operations or adversely impact profitability.

The Dodd-Frank Act, its implementing regulations and other financial regulatory reform initiatives could have adverse consequences for the financial services industry, including us and/or materially affect our results of operations, financial condition or liquidity.

On July 21, 2010, the Dodd-Frank Act was signed into law. It effects comprehensive changes to the regulation of financial services in the United States. The Dodd-Frank Act directs existing and newly-created government agencies and bodies to perform studies and promulgate a multitude of regulations implementing the law, a process that is underway and is expected to continue over the next few years. While some studies have already been completed and the rule-making process is well underway, there continues to be significant uncertainty regarding the results of ongoing studies and the ultimate requirements of regulations that have not yet been adopted. We cannot predict with certainty how the Dodd-Frank Act and such regulations will affect the financial markets generally, or impact our business, ratings, results of operations, financial condition or liquidity. Key aspects we have identified to date of the Dodd-Frank Act's potential impact on us include:

•
If designated by the Financial Stability Oversight Council (“FSOC”) as a nonbank financial company subject to supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve”), we would become subject to a comprehensive system of prudential regulation, including, among other matters, minimum capital requirements, liquidity standards, credit exposure requirements, overall risk management requirements, management interlock prohibitions, a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress, stress testing, additional fees and assessments and restrictions on proprietary trading and certain investments. The exact scope and consequences of these standards are subject to ongoing rulemaking activity by various federal banking regulators and therefore are currently unclear. However, this comprehensive system of prudential regulation, if applied to us, would significantly impact the manner in which we operate and could materially and adversely impact the profitability of one or more of our business lines or the level of capital required to support our activities. In designating non-bank financial companies for heightened prudential regulation by the Federal Reserve, the FSOC considers, among other matters, their size and potential impact on the financial stability of the United States. As long as the Company continues to be controlled by ING Group, the FSOC may consider the Company together with ING Group's other operations in the United States for purposes of making this determination. Therefore, while we believe it is unlikely that ING U.S., Inc. and its subsidiaries, including us, either on a standalone basis or together with ING Group's other operations in the United States, will ultimately receive this designation, there is a greater likelihood of such a designation being made for as long as we are controlled by ING Group.

•
Title VII of the Dodd-Frank Act creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets. New margin and capital requirements on market participants contained in final regulations to be adopted by the SEC and the U.S. Commodity Futures Trading Commission (“CFTC”) could substantially increase the cost of hedging and related operations, affect the profitability of our products or their attractiveness to our customers, or cause us to alter our hedging strategy or change the composition of the risks we do not hedge.

•
The Dodd-Frank Act establishes a Federal Insurance Office within the United States Department of the Treasury (“Treasury Department”) headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including participating in the FSOC's decisions regarding insurers to be designated for stricter regulation by the Federal Reserve. The Federal Insurance Office may recommend enhanced regulations to the states.

•	The Dodd-Frank Act also includes various securities law reforms that may affect our business practices.

•	The Dodd-Frank Act could result in various ex-post assessments being imposed on us, the costs of which we are unable to estimate at this time.

Although the full impact of the Dodd-Frank Act cannot be determined until the various studies mandated by the law are conducted and implementing regulations are adopted, many of the legislation's requirements could have profound and/or adverse consequences for the financial services industry, including for us. The Dodd-Frank Act could make it more expensive for us to conduct business, require us to make changes to our business model or satisfy increased capital requirements, subject us to greater regulatory scrutiny or to potential increases in whistleblower claims in light of the increased awards available to whistleblowers under the Act and have a material adverse effect on our results of operations or financial condition.

See “Management's Narrative Analysis of Results of Operations and Financial Condition - Recently Enacted Legislation” for further discussion of the impact of the Dodd-Frank Act on our businesses.

In addition, we are subject to extensive laws and regulations that are administered and/or enforced by a number of different governmental authorities and non-governmental self-regulatory bodies, including state insurance regulators, state securities administrators, the NAIC, the SEC, FINRA, Financial Accounting Standards Board ("FASB") and state attorneys general. In light of the financial crisis, some of these authorities are considering, or may in the future consider, enhanced or new requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. In addition, regulators and lawmakers in non-U.S. jurisdictions are engaged in addressing the causes of the recent financial crisis and means of avoiding such crises in the future. Although currently we are not directly subject to non-U.S. regulation, we may be significantly affected by foreign regulatory actions, due to our being under the control of ING Group. We are unable to predict how any such regulations could affect the way ING Group conducts its business and manages capital, or to what extent any resulting changes in the way ING Group conducts its business or manages capital could affect our business, our relationship with ING Group or our results of operations, financial condition and liquidity. For a further discussion of foreign regulation and its potential effect on us while we are controlled by ING Group, including the impact of the Solvency II Directive, see “Management's Narrative Analysis of Results of Operations and Financial Condition - International and National Regulatory Initiatives.

Changes in U.S. federal income tax law and interpretations of existing tax law could affect our profitability and financial condition by making some products less attractive to customers and increasing our tax costs or tax costs of our customers.

Annuity products that we sell currently benefit from one or more forms of tax favored status under current federal tax law. However, it is likely that looming federal deficits will generate numerous revenue raising measures, including those directed at the life insurance industry and its products. Over the years, the life insurance industry has contended with proposals either to limit, or repeal, the continued tax deferral afforded to the “inside build-up” associated with life insurance and annuity products. While countering any such revenue proposal is a top industry priority, if such a proposal should be made, we cannot predict its scope, effect or likelihood of outcome.

One such recent measure is the American Taxpayer Relief Act of 2012 which was passed to avert the “fiscal cliff” and made permanent the marginal income tax rates for individuals, as well as the estate tax threshold and applicable rate. Although we do not consider it likely that Congress will revisit these rates in the short term, it is likely to pursue spending cuts (which may take the form of reducing or eliminating tax preferences associated with our industry and products) to offset mandatory spending cuts, as part of any negotiations to raise the federal borrowing limit, and as part of funding the federal government when the current continuing resolution expires. Congress may also consider the same types of spending cuts and revenue raising options on an even larger scale later in 2013 or 2014 if it pursues comprehensive tax reform premised on the notion of reducing corporate and personal rates by reducing tax preferences. We also believe that states that stand to lose tax revenue of their own will exert pressure on the federal government not to enact additional measures as part of comprehensive tax reform that would negatively impact them further. Such a situation may result in even more pressure on raising revenue from tax preferences associated with our Company and products.

Additionally, we are subject to federal corporation income tax, and benefits from certain federal tax provisions, including but not limited to, dividends received deductions, various tax credits, and insurance reserve deductions. Due in large part to the financial crisis, there continues to be an increased risk that changes to federal tax law could be enacted, and could result in materially higher corporate taxes than would be incurred under existing tax law and adversely impact profitability. Also, interpretation and enforcement of existing tax law could change and could be applied to us as part of an Internal Revenue Service (“IRS”) examination and adversely impact our capital position. Although the specific form of any such potential legislation is uncertain, it could include lessening or eliminating some or all of the tax advantages currently benefiting us or our policyholders, including but not limited to, those mentioned above or imposing new costs.

Risks Related to Our Separation from, and Continuing Relationship with, ING Group

Our separation from ING Group could adversely affect our business and profitability due to ING Group's strong brand and reputation and various uncertainties associated with implementation of our separation from ING Group.

As an indirect wholly owned subsidiary of ING Group, we have marketed our products and services using the “ING” brand name and logo. We believe the association with ING Group has provided us with preferred status among our customers, vendors and other persons due to ING Group's globally recognized brand, perceived high quality products and services and strong capital base and financial strength.

As a result of our separation from ING Group, some of our existing policyholders, contract owners and other customers may choose to stop doing business with us, which could increase the rate of surrenders and withdrawals in our policies and contracts. In addition, other potential policyholders and contract owners may decide not to purchase our products because we no longer will be a part of ING Group.

Our separation from ING Group could prompt some third parties to re-price, modify or terminate their distribution or vendor relationships with us. Our ability to attract and retain highly qualified independent sales intermediaries and dedicated sales specialists for our products may also be negatively affected. We may be required to lower the prices of our products, increase our sales commissions and fees, change long-term selling and marketing agreements and take other action to maintain our relationship with our sales intermediaries and distribution partners, all of which could have an adverse effect on our financial condition and results of operations. We cannot accurately predict the effect that our separation from ING Group will have on our business, sales intermediaries, customers or employees.

Various uncertainties and risks are associated with the implementation of various aspects of our separation from ING Group, any of which could have an adverse impact on our business opportunities, results of operations and financial condition. Those uncertainties and risks include, but are not limited to: diversion of management's attention; difficulty in retaining or attracting employees; rating agency downgrades; unforeseen difficulties in transitioning or divesting non-core businesses and geographies; uncertainties regarding the structure, timing and composition of separation strategies; potential changes in accounting policies by ING and its affiliates as part of implementing the separation strategies; and potential implementation challenges or execution risks and possible increased operating costs related to the separation strategies including development of corporate center and other functions previously provided by ING; potential rebranding initiatives; limitations on access to credit and potential increases in the cost of credit for the insurance businesses undergoing such separation from ING's banking businesses.

Our continuing relationship with ING Group, our ultimate parent, and with affiliates of ING Group, may affect our ability to operate and finance our business as we deem appropriate and changes with respect to ING Group could negatively impact us.

Even if ING Group divests at least 25% of ING U.S., Inc. by December 31, 2013 as required by the 2012 Amended Restructuring Plan, ING Group will continue to own a substantial majority of ING U.S., Inc. common stock and we will be a consolidated subsidiary of ING Group for purposes of its financial reporting. Circumstances affecting ING Group may have an impact on us and we cannot be certain how further changes in circumstances affecting ING Group may impact us.

In November 2008, the Dutch State purchased non-voting core Tier 1 securities from ING Group for a total consideration of €10 billion and in the first quarter of 2009 ING Group entered into an Alt-A Back-up Facility with the Dutch State (see “Alt-A Back-up Facility”in Part II, Item 7 herein). In connection with the Dutch State Transactions, ING Group accepted certain restrictions regarding the compensation of certain of its senior management positions. In addition, the Dutch State was granted the right to nominate two candidates for appointment to ING Group's Supervisory Board (the “Supervisory Board”) and the Dutch State's nominees have veto rights over certain material transactions, including the issuance or repurchase by ING Group of its shares.

In 2009, ING Group was required to submit a restructuring plan to the EC to obtain EC approval for the Dutch State Transactions under the EC state aid rules. On October 26, 2009, ING Group announced its 2009 Restructuring Plan, pursuant to which ING Group is required to divest its insurance and investment management businesses, including ING U.S., Inc. and its subsidiaries, including the Company. On November 19, 2012, ING Group and the EC announced that the EC approved the 2012 Amended Restructuring Plan. The 2012 Amended Restructuring Plan requires ING Group to divest at least 25% of ING U.S., Inc. and its subsidiaries, including the Company by December 31, 2013, more than 50% of ING U.S., Inc. and its subsidiaries, including the Company by December 31, 2014, and 100% of ING U.S., Inc. and its subsidiaries, including the Company by December 31, 2016. The divestment of 50% of ING U.S., Inc. and its subsidiaries, including the Company is measured in terms of a divestment of over 50% of the shares of ING U.S., Inc., the loss of ING Group's majority of directors on ING U.S., Inc.'s board of directors and the accounting deconsolidation of ING U.S., Inc. (in line with IFRS accounting rules). In case ING Group does not satisfy its commitment to divest ING U.S., Inc. and its subsidiaries, including the Company as agreed with the EC, the Dutch State will renotify the recapitalization measure to the EC. In such a case, the EC may require additional restructuring measures or take enforcement action against ING Group, or, at the request of ING Group and the Dutch State, could allow ING Group more time to complete the divestment.

The 2012 Amended Restructuring Plan also contains provisions that could limit our business activities, including restricting our ability to make certain acquisitions or to conduct certain financing and investment activities. See “Dutch State Transactions and Restructuring Plan” in Part II, Item 7 herein.

We cannot accurately predict whether any restrictions and limitations imposed on ING Group on account of the Dutch
State Transactions, or the implementation of the 2012 Amended Restructuring Plan (or any further amendment thereof), will have a negative effect on our businesses and financial flexibility or result in conflicts between the interests of ING Group and our interests. In addition, it is difficult for us to predict whether any changes to, or termination of, the Dutch State Transactions could occur as a result of the 2012 Amended Restructuring Plan (or any further amendment thereof) and whether any effect on our business would result from that. We also note that we cannot predict the possible effect of ING Group not satisfying its commitment to divest ING U.S., Inc. and its subsidiaries including the Company as agreed with the EC, for instance, by having a remaining ownership interest in ING U.S., Inc. and its subsidiaries beyond any deadline agreed with the EC.

Item 1B.    Unresolved Staff Comments

Omitted as registrant is neither an accelerated filer nor a well-known seasoned issuer.

Item 2.    Properties

Our principal office is located at 1475 Dunwoody Drive, West Chester, Pennsylvania, 19380-1478. Our annuity operations and customer service center are located at 909 Locust Street, Des Moines, Iowa 50309, and the GIC business activities are located at 5780 Powers Ferry Road, N.W., Atlanta, Georgia 30327-4390. Our office space is leased or subleased by us or our other affiliates except for our location at 5780 Powers Ferry Road, N.W., Atlanta, Georgia.

On June 14, 2012, our affiliate ING North America Insurance Corporation announced that it had entered into a seven-year agreement with Cognizant Technology Solutions U.S. Corporation ("Cognizant") to receive a comprehensive array of insurance business process services. Refer to Recent Initiatives in Liquidity and Capital Resources under Part II, Item 7. contained herein.

Item 3.    Legal Proceedings

See the Commitments and Contingencies note to the Financial Statements included in this Annual Report on Form 10-K, under "Litigation and Regulatory Matters."

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(Dollar amounts in millions, unless otherwise stated)

There is no public trading market for the common stock of ING USA Annuity and Life Insurance Company ("ING USA," "the Company," "we" or "us" as appropriate).  All of our outstanding common stock is owned by our parent, Lion Connecticut Holdings Inc. ("Lion" or "Parent"), a Connecticut holding and management company, which is a direct, wholly owned subsidiary of ING U.S., Inc. ING U.S., Inc. is a wholly owned subsidiary of ING Insurance International B.V., which is a wholly owned subsidiary of ING Verzekeringen N.V. ("ING Insurance"), which is a wholly owned subsidiary of ING Insurance Topholding N.V., which is a wholly owned subsidiary of ING Groep N.V. ("ING"). ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING".

Our ability to pay dividends to our Parent is subject to the prior approval of the Iowa Division of Insurance for payment of any dividend, which, when combined with other dividends paid within the preceding twelve months, exceeds the greater of (1) ten percent (10.0%) of our earned statutory surplus at the prior year end or (2) our prior year statutory net gain from operations. Iowa law also prohibits an Iowa insurer from declaring or paying a dividend except out of its earned surplus unless prior insurance regulatory approval is obtained.

During the year ended December 31, 2012, following receipt of required approval from our domiciliary state insurance regulator, we paid a return of capital distribution of $250.0 to our Parent. During the years ended December 31, 2011 and 2010, we did not pay a dividend or return of capital distribution to our Parent.

During the year ended December 31, 2012, we did not receive any capital contributions from our Parent. During the years ended December 31, 2011 and 2010, we received $44.0 and $749.0, respectively, in capital contributions from our Parent.

Item 6.    Selected Financial Data
(Dollar amounts in millions, unless otherwise stated)

ING USA ANNUITY AND LIFE INSURANCE COMPANY
3-YEAR SUMMARY OF SELECTED FINANCIAL DATA

The following selected financial data, except for the assets under management information, has been derived from the financial statements. The following selected financial data should be read in conjunction with "Management's Narrative Analysis of Results of Operations and Financial Condition" and the financial statements and notes thereto, which can be found under Part II, Item 7. and Item 8. contained herein.

	2012	2011	2010
OPERATING RESULTS
Net investment income	$1,285.5	$1,409.3	$1,356.4
Fee income	810.9	871.5	880.1
Premiums	459.0	456.2	280.6
Net realized capital gains (losses)	(1,374.1)	(957.0)	(917.6)
Total revenues	1,216.0	1,834.2	1,661.0
Interest credited and other benefits to contract owners	364.5	2,227.1	654.9
Net amortization of deferred policy acquisition costs and value of business acquired	343.7	(904.4)	418.3
Net income (loss)	(177.0)	152.1	105.4

FINANCIAL POSITION
Total investments	$28,909.4	$31,077.4	$27,648.9
Assets held in separate accounts	39,799.1	39,356.9	44,413.3
Total assets	77,550.0	81,099.4	80,689.5
Future policy benefits and contract owner account balances	27,094.2	29,708.3	27,354.8
Long-term debt	435.0	435.0	435.0
Liabilities related to separate accounts	39,799.1	39,356.9	44,413.3
Total shareholder's equity	4,132.1	4,136.1	3,843.8

ASSETS UNDER MANAGEMENT
Variable annuities	$40,708.8	$40,093.3	$45,005.3
Fixed annuities	17,617.6	19,176.9	19,414.2
Guaranteed investment contracts and funding agreements	1,818.6	2,568.2	2,218.3
Other insurance products	1,197.7	1,233.1	1,500.7
Total assets under management	$61,342.7	$63,071.5	$68,138.5

Item 7.    Management’s Narrative Analysis of the Results of Operations and Financial Condition
(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ING USA Annuity and Life Insurance Company ("ING USA," the "Company," "we" or "us," as appropriate) for each of the three years ended December 31, 2012, 2011and 2010 and financial condition as of December 31, 2012 and 2011. This item should be read in its entirety and in conjunction with the selected financial data, Financial Statements and related notes and other supplemental data, which can be found under Part II, Item 6. and Item 8. contained herein.

Forward-Looking Information/Risk Factors

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, us, whether or not in future filings with the Securities and Exchange Commission ("SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.  Statements using verbs such as "expect," "anticipate," "believe" or words of similar import, generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements that represent our beliefs concerning future levels of sales and redemptions of our products, investment spreads and yields, or the earnings and profitability of our activities.

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments, including, but not limited to the following:

1.	Continued difficult conditions in the global capital markets and the economy generally have affected and may continue to affect our business and results of operations.

2.	Adverse capital and credit market conditions may impact our ability to access liquidity and capital, as well as the cost of credit and capital.

3.	The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the current low interest rate environment.

4.	A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and adversely affect our results of operations and financial condition.

5.	Because we operate in highly competitive markets, we may not be able to increase or maintain our market share, which may have an adverse effect on our results of operations.

6.	Our risk management policies and procedures, including hedging programs, may prove inadequate for the risks we face, which could negatively affect our business or result in losses.

7.	The inability of counterparties to meet their financial obligations could have an adverse effect on our results of operations.

8.	Requirements to post collateral or make payments related to changes in market value of specified assets may adversely affect liquidity.

9.
Our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and results of operations.

10.	Some of our investments are relatively illiquid and are in asset classes that have been experiencing significant market valuation fluctuations.

11.	Defaults or delinquencies in our commercial mortgage loan portfolio may adversely affect our profitability.

38

12.
Our products and services are complex and are frequently sold through intermediaries, and a failure to properly perform services or the misrepresentation of our products or services could have an adverse effect on our revenues and income.

13.
The valuation of many of our financial instruments includes methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially and adversely affect our results of operations and financial condition.

14.
The determination of the amount of allowances and impairments taken on our investments is subjective and could materially and adversely impact our results of operations or financial condition. Gross unrealized losses may be realized or result in future impairments, resulting in a reduction in our net income (loss).

15.	Our participation in a securities lending program and a reverse repurchase program subjects us to potential liquidity and other risks.

16.	Differences between actual claims experience and reserving assumptions may adversely affect our results of operations or financial condition.

17.	We may face significant losses if mortality rates, persistency rates or other underwriting assumptions differ significantly from our pricing expectations.

18.	We may be required to accelerate the amortization of DAC, deferred sales inducements (“DSI”) and/or VOBA, any of which could adversely affect our results of operations or financial condition.

19.	Reinsurance subjects us to the credit risk of reinsurers and may not be available, affordable or adequate to protect us against losses.

20.
Although we no longer actively market retail variable annuities, our business, results of operations, financial condition and liquidity will continue to be affected by our variable annuity products for the foreseeable future.

21.	The performance of our variable annuity products depend on assumptions that may not be accurate.

22.
A decrease in our RBC ratio (as a result of a reduction in statutory surplus and/or increase in risk-based capital (“RBC”) requirements) could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our business, results of operations and financial condition.

23.
A significant portion of our GICs originate from a Federal Home Loan Bank, which subjects us to liquidity risks associated with sourcing a large concentration of our GIC deposits from one counterparty.

24.
Any failure to protect the confidentiality of customer information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operation.

25.	Changes in accounting standards could adversely impact our reported results of operations and our reported financial condition.

26.
Under the tax sharing agreement effective January 1, 2013 a change in control could affect the availability of cash payments to which we would otherwise be entitled under the prior tax sharing agreement.

27.
We may be required to establish an additional valuation allowance against the deferred income tax asset if our business does not generate sufficient taxable income or if our tax planning strategies are modified. Increases in the deferred tax valuation allowance could have a material adverse effect on results of operations and financial condition.

28.
Our business may be negatively affected by adverse publicity or increased governmental and regulatory actions with respect to us, other well-known companies or the financial services industry in general.

29.	Litigation may adversely affect our profitability and financial condition.

30.	A loss of, or significant change in, key product distribution relationships could materially affect sales.

31.	The occurrence of natural or man-made disasters may adversely affect our results of operations and financial condition.

32.	The loss of key personnel could negatively affect our financial results and impair our ability to implement our business strategy.

33.
Interruption or other operational failures in telecommunication, information technology and other operational systems, or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on such systems, including as a result of human error, could harm our business.

34.	We may not be able to protect our intellectual property and may be subject to infringement claims.

35.	Our businesses and those of ING Group and its affiliates are heavily regulated and changes in regulation or the application of regulation may reduce our profitability.

36.	Our businesses are heavily regulated, and changes in regulation in the United States, enforcement actions and regulatory investigations may reduce profitability.

37.	Our products are subject to extensive regulation and failure to meet any of the complex product requirements may reduce profitability.

38.
The Dodd-Frank Act, its implementing regulations and other financial regulatory reform initiatives could have adverse consequences for the financial services industry, including us and/or materially affect our results of operations, financial condition or liquidity.

39.
Changes in U.S. federal income tax law and interpretations of existing tax law could affect our profitability and financial condition by making some products less attractive to customers and increasing our tax costs or tax costs of our customers.

40.
Our separation from ING Group could adversely affect our business and profitability due to ING Group's strong brand and reputation and various uncertainties associated with implementation of our separation from ING Group.

41.
Our continuing relationship with ING Group, our ultimate parent, and with affiliates of ING Group, may affect our ability to operate and finance our business as we deem appropriate and changes with respect to ING Group could negatively impact us.

Investors are also directed to consider the risks and uncertainties discussed in Items 1A., 7. and 7A. contained herein, as well as in other documents we filed with the SEC. Except as may be required by the federal securities laws, we disclaim any obligation to update forward-looking information.

Basis of Presentation

ING USA is a stock life insurance company domiciled in the State of Iowa and provides financial products and services in the United States. ING USA is authorized to conduct its insurance business in all states, except New York, and the in District of Columbia.

ING USA is a direct, wholly owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), which is a direct, wholly owned subsidiary of ING U.S., Inc. ING U.S., Inc. is a wholly owned subsidiary of ING Insurance International B.V., which is a wholly owned subsidiary of ING Verzekeringen N.V. ("ING Insurance"), which is a wholly owned subsidiary of ING Insurance Topholding N.V., which is a wholly owned subsidiary of ING Groep N.V. ("ING"). ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING".

ING has announced the anticipated separation of its global banking and insurance businesses. While all options for effecting this separation remain open, ING has announced that the base case for this separation includes an initial public offering ("IPO") of ING U.S., Inc. which together with its subsidiaries, including us, constitutes ING's U.S.-based retirement, investment management and insurance operations. ING U.S., Inc. filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission ("SEC") on November 9, 2012, which was amended on January 23, 2013 and March 19, 2013, in connection with the proposed IPO of its common stock.

We have one operating segment.

Critical Accounting Policies, Judgments and Estimates

General

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

We have identified the following accounting policies, judgments and estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

Reserves for future policy benefits, valuation and amortization of DAC, VOBA and sales inducements, valuation of investments and derivatives, impairments, income taxes and contingencies.

In developing these accounting estimates and policies, we make subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, we believe the amounts provided are appropriate based upon the facts available upon preparation of the Financial Statements.

The above critical accounting estimates are described in the Business, Basis of Presentation and Significant Accounting Policies note to the Financial Statements.

Reserves for Future Policy Benefits

The determination of future policy benefit reserves is dependent on actuarial assumptions. The principal assumptions used to establish liabilities for future policy benefits are based on our experience and periodically reviewed against industry standards. These assumptions include mortality, morbidity, policy lapse, contract renewal, payment of subsequent premiums or deposits by the contract owner, retirement, investment returns, inflation and expenses. The assumptions used require considerable judgments. Changes in, or deviations from, the assumptions used can significantly affect our reserve levels and related results of operations.
Mortality is the incidence of death amongst policyholders triggering the payment of underlying insurance coverage by the insurer. In addition, mortality also refers to the ceasing of payments on life-contingent annuities due to the death of the annuitant. We utilize a combination of actual and industry experience when setting our mortality assumptions. A lapse rate is the percentage of in-force policies surrendered by the policyholder or canceled by us due to non-payment of premiums. For certain of our variable products, the lapse rate assumption varies according to the current account value relative to guarantees associated with the product and applicable surrender charges. In general, policies with guarantees that are considered "in the money," or where the benefit is in excess of the account value, are assumed to be less likely to lapse or surrender. Conversely, "out of the money" guarantees may be assumed to be more likely to lapse or surrender as the policyholder has less incentive to retain the policy.

Reserves for individual and group life insurance contracts (mainly term insurance, non-participating whole life insurance, and traditional group life insurance) and accident and health insurance represent the present value of future benefits to be paid to or on behalf of contract owners and related expenses, less the present value of future net premiums. Assumptions as to interest rates, mortality, expenses, and persistency are based upon the Company's estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Interest rates used to calculate the present value of these reserves ranged from 3.5% to 6.25%.

Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality, and expenses are based upon our estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue, and policy duration. Interest rates used to calculate the present value of future benefits ranged from 3.0% to 7.5%.

Although assumptions are "locked-in" upon the issuance of individual and group life insurance, and payout contracts with life contingencies, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are determined based on best estimate assumptions that exist at the time the premium deficiency reserve is established and do not include a provision for adverse deviation.

Product Guarantees

The assumptions used to establish the liabilities for our product guarantees require considerable judgment and are established as management's best estimate of future outcomes. We periodically review these assumptions and, if necessary, update them based on additional information that becomes available. Changes in, or deviation from, the assumptions used can significantly affect our reserve levels and related results of operations.

Reserves for guaranteed minimum death benefits ("GMDB") and guaranteed minimum income benefits ("GMIB") are determined by estimating the value of expected benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. Expected experience is based on a range of scenarios. Assumptions used, such as the long-term equity market return, lapse rate and mortality, are consistent with assumptions used in estimating gross profits for the purpose of amortizing DAC. In addition, the reserve for GMIB guarantee incorporates assumptions for the likelihood and timing of the potential annuitizations that may be elected by the contract owner. In general, we assume that GMIB annuitization rates will be higher for policies with more valuable (more "in the money") guarantees.

We also issue certain products which contain embedded derivatives and are measured at estimated fair value separately from the host contract. These embedded derivatives include annuity guaranteed minimum accumulation benefits ("GMAB"), guaranteed minimum withdrawal benefits without life contingencies ("GMWB"), guaranteed minimum withdrawal benefits with life payouts ("GMWBL") and fixed indexed annuities ("FIA"). Changes in estimated fair value of these derivatives are reported in Other net realized capital gains (losses) in the Statements of Operations.

At inception of the GMAB, GMWB and GMWBL contracts, we project a fee to be attributed to the embedded derivative portion of the guarantee equal to the present value of projected future guaranteed benefits. The estimated fair value of the GMAB, GMWB and GMWBL contracts is determined based on the present value of projected future guaranteed benefits, minus the present value of projected attributed fees. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates. The projection of future guaranteed benefits and future attributed fees require the use of assumptions for capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.) and policyholder behavior (e.g., lapse, benefit utilization, mortality, etc.).

The estimated fair value of the FIA contracts is based on the present value of the excess of interest payments to the contract holders over the minimum guaranteed interest rate. The excess interest payments are determined as the excess of projected index driven benefits over the projected guaranteed benefits. The projection horizon is over the anticipated life of the related contracts which takes into account best estimate actuarial assumptions, such as partial withdrawals, full surrenders, deaths, annuitizations and maturities.

The GMAB, GMWB, GMWBL and FIA embedded derivative liabilities include a risk margin to capture uncertainties related to policyholder behavior assumptions. The margin represents additional compensation a market participant would require to assume these risks.

The discount rate used to determine the fair value of our GMAB, GMWB, GMWBL and FIA embedded derivative liabilities includes an adjustment to reflect the risk that these obligations will not be fulfilled ("nonperformance risk"). Through the second quarter of 2012, our nonperformance risk adjustment was based on the credit default swap spreads of ING Insurance and applied to the risk-free swap curve in our valuation models. As a result of the availability of ING U.S., Inc.'s market observable data following the issuance of long-term debt in the third quarter of 2012, we changed the estimate of nonperformance risk as of the beginning of the third quarter of 2012 to incorporate a blend of observable, similarly rated peer company credit default swap spreads, adjusted to reflect the credit quality of the Company, as well as an adjustment to reflect the priority of policyholder claims. The impact for nonperformance risk on the fair value of these liabilities was a reduction to the liability of approximately $886.0 as of December 31, 2012.

Valuation and amortization of Deferred Policy Acquisition Costs, Value of Business Acquired and Deferred Sales Inducements

DAC represents policy acquisition costs that have been capitalized and are subject to amortization and interest. Capitalized costs are incremental, direct costs of contract acquisition, as well as certain costs that are directly related to successful acquisition activities. Such costs consist principally of commissions, underwriting, sales, and contract issuance and processing expenses directly related to the successful acquisition of new and renewal business. DAC recoverability testing is performed for current issue year products to determine if premiums are sufficient to cover estimated benefits and expenses. Indirect or unsuccessful acquisition costs, maintenance, product development, and overhead expenses are charged to expense as incurred. VOBA represents the outstanding value of in force business acquired and is subject to amortization and interest. The value is based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition and increased for subsequent deferrable expenses on purchased policies.

DSI represents benefits paid to contract owners for a specified period that are incremental to the amounts we credit on similar contracts without sales inducements and are higher than the contract's expected ongoing crediting rates for periods after the inducement.

Amortization Methodologies

We amortize DAC and VOBA related to universal life contracts and fixed and variable deferred annuity contracts in relation to the emergence of estimated gross profits. Assumptions as to mortality, persistency, interest crediting rates, fee income, returns associated with separate account performance, impact of hedge performance, expenses to administer the business and certain economic variables, such as inflation, are based on our experience and overall capital markets. At each valuation date, the most recent quarter's estimated gross profits are updated with actual gross profits and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance ("unlocking"). If the update of assumptions causes estimated gross profits to increase, DAC and VOBA amortization will decrease, resulting in lower amortization expense in the period. The opposite result occurs when the assumption update causes estimated gross profits to decrease.

We defer sales inducements and amortize the DSI over the life of the policy using the same methodology and assumptions used to amortize DAC. The amortization of sales inducements is included in Interest credited and other benefits to contract owners in the Statements of Operations.

Each year, or more frequently if circumstances indicate a potential loss recognition issue exists, we perform testing to assess the recoverability of DAC, VOBA and DSI. If DAC, VOBA and DSI are not deemed recoverable from future expected profits, changes will be applied against the DAC, VOBA and DSI balances before an additional reserve is established.

Assumptions and Periodic Review

Changes in assumptions can have a significant impact on DAC, VOBA and DSI balances, amortization rates and results of operations. Assumptions are management's best estimate of future outcome. Several assumptions are considered significant and require significant judgment in the estimation of gross profits associated with our variable products. We periodically review these assumptions against actual experience and, based on additional information that becomes available, update our assumptions.

•
One significant assumption is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. Our practice assumes that near-term and long-term increases or decreases in equity markets revert to the long-term appreciation in equity markets. We monitor market events and only change the assumption when sustained deviations are expected. This methodology incorporates a 9% long-term equity return assumption, a 14% cap and a five-year look-forward period. We implemented this reversion to the mean methodology on January 1, 2011.

•
Assumptions related to interest rate spreads and credit losses also impact estimated gross profits for all applicable products with credited rates. These assumptions are based on the current investment portfolio yields and credit quality, estimated future crediting rates, capital markets and estimates of future interest rates and defaults.

•
Other significant assumptions include estimated policyholder behavior assumptions, such as surrender, lapse and annuitization rates. We use a combination of actual and industry experience when setting and updating our policyholder behavior assumptions and such assumptions require considerable judgment. Estimated gross profits of our variable annuity contracts are particularly sensitive to these assumptions.

Valuation of Investments and Derivatives

Investments

We measure the fair value of our financial assets and liabilities based on assumptions used by market participants, which may include inherent risk, restrictions on the sale or use of an asset, or nonperformance risk, including our own credit risk. The estimate of fair value is the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants ("exit price") in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability. We use a number of valuation sources to determine the fair values of our financial assets and liabilities, including quoted market prices, third-party commercial pricing services, third-party brokers and industry-standard, vendor-provided software that models the value based on market observable inputs and other internal modeling techniques based on projected cash flows.

We categorize our financial instruments into a three-level hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

When available, the estimated fair value of securities is based on quoted prices in active markets that are readily and regularly obtainable. When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flows, matrix pricing, or other similar techniques. Inputs to these methodologies include, but are not limited to, market observable inputs such as benchmark yields, credit quality, issuer spreads, bids, offers and cash flow characteristics of the security. For privately placed bonds, we also consider such factors as the net worth of the borrower, value of the collateral, the capital structure of the borrower, the presence of guarantees and the borrower's ability to compete in our relevant market. Valuations are reviewed and validated monthly by an internal valuation committee using price variance reports, comparisons to internal pricing models, back testing of recent trades and monitoring of trading volumes, as appropriate.

The valuation of financial assets and liabilities involves considerable judgment, is subject to considerable variability, is established using management's best estimate and is revised as additional information becomes available. As such, changes in, or deviations from the assumptions used in such valuations can significantly affect our results of operations. Financial markets are subject to significant movements in valuation and liquidity which can impact our ability to liquidate and the selling price which can be realized for our securities.

Derivatives

We enter into interest rate, equity market, credit default and currency contracts, including swaps, futures, forwards, caps, floors and options, to reduce and manage various risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool. We also utilize options and futures on equity indices to reduce and manage risks associated with our annuity products.

Derivatives are carried at fair value, which is determined by using observable key financial data, such as yield curves, exchange rates, Standard & Poor's 500 Index ("S&P 500") prices, London Interbank Offered Rate ("LIBOR") and Overnight Index Swap ("OIS") rates through values established by third-party sources, such as third-party brokers. Counterparty credit risk is considered and incorporated in our valuation process through counterparty credit rating requirements and monitoring of overall exposure. Our own credit risk is also considered and incorporated in our valuation process.

We have certain credit default swaps ("CDS") and options that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants.

We also have investments in certain fixed maturities and have issued certain annuity products, that contain embedded derivatives whose fair value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets or credit ratings/spreads.

The fair values of these embedded derivatives are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. For additional information regarding the valuation of and significant assumptions associated with embedded derivatives associated with variable annuity contracts offering GMAB, GMWB and GMWBL features and certain fixed indexed annuity contracts, refer to the "Critical Accounting Judgment and Estimates - Reserves for Future Policy Benefits" section.

In addition, we have entered into a coinsurance with funds withheld reinsurance arrangement that contains an embedded derivative with the fair value of the derivative based on the change in the fair value of the underlying assets held in the trust using the valuation methods and assumptions described for our investments held.

The valuation of derivatives involves considerable judgment, is subject to considerable variability, is established using management's best estimate and is revised as additional information becomes available. As such, changes in, or deviations from these assumptions used in such valuations can have a significant effect on the results of operations. For additional information regarding the fair value of our investments and derivatives, see the Note for Fair Value Measurements in our Financial Statements.

Impairments

We evaluate our available-for-sale general account investments quarterly to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. This evaluation process entails considerable judgment and estimation. Factors considered in this analysis include, but are not limited to, the length of time and the extent to which the fair value has been less than amortized cost, the issuer's financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes and changes in ratings of the security. An extended and severe unrealized loss position on a fixed maturity may not have any impact on: (a) the ability of the issuer to service all scheduled interest and principal payments and (b) the evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, we give greater weight and consideration to a decline in market value and the likelihood such market value decline will recover.

When assessing our intent to sell a security or if it is more likely than not we will be required to sell a security before recovery of its amortized cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to rebalance the investment portfolio and sales of investments to meet cash flow or capital needs.

We use the following methodology and significant inputs to determine the amount of the OTTI credit loss:

•
We perform a discounted cash flow analysis comparing the current amortized cost of a security to the present value of future cash flows expected to be received, including estimated defaults and prepayments.

•
When determining collectability and the period over which the value is expected to recover for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, we apply the same considerations utilized in our overall impairment evaluation process, which incorporates information regarding the specific security, the industry and geographic area in which the issuer operates and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from our best estimates of likely scenario-based outcomes, after giving consideration to a variety of variables that include, but are not limited to: general payment terms of the security; the likelihood that the issuer can service the scheduled interest and principal payments; the quality and amount of any credit enhancements; the security's position within the capital structure of the issuer; possible corporate restructurings or asset sales by the issuer; and changes to the rating of the security or the issuer by rating agencies.

•
Additional considerations are made when assessing the unique features that apply to certain structured securities, such as subprime, Alt-A, non-agency, RMBS, CMBS and ABS. These additional factors for structured securities include, but are not limited to: the quality of underlying collateral; expected prepayment speeds; loan-to-value ratio; debt service coverage ratios; current and forecasted loss severity; consideration of the payment terms of the underlying assets backing a particular security; and the payment priority within the tranche structure of the security.

Mortgage loans on real estate are all commercial mortgage loans. If a mortgage loan is determined to be impaired (i.e., when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of either the present value of expected cash flows from the loan, based on the original purchase yield or the fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure.

Impairment analysis of the investment portfolio involves considerable judgment, is subject to considerable variability, is established using management's best estimate and is revised as additional information becomes available. As such, changes in, or deviations from the assumptions used in such analysis can have a significant effect on the results of operations. For additional information regarding the evaluation process for impairments, see the Note for Investments in our Financial Statements for further information regarding the evaluation process for impairments.

Income Taxes

We use certain assumptions and estimates in determining the income taxes payable or refundable to/from the Parent for the current year, the deferred income tax liabilities and assets for items recognized differently in our financial statements from amounts shown on our income tax returns and the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. We exercise considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are reevaluated on a periodic basis as regulatory and business factors change.

The results of our operations are included in the consolidated tax return of ING U.S., Inc. Generally, our financial statements recognize the current and deferred income tax consequences that result from our activities during the current and preceding periods pursuant to the provisions of Accounting Standards Codification Topic 740, Income Taxes (ASC 740) as if we were a separate taxpayer rather than a member of ING U.S., Inc.'s consolidated income tax return group with the exception of any net operating loss carryforwards and capital loss carryforwards, which are recorded pursuant to the tax sharing agreement. Our tax sharing agreement with ING U.S., Inc. states that for each taxable year prior to January 1, 2013 during which we are included in a consolidated federal income tax return with ING U.S., Inc., ING U.S., Inc. will pay to us an amount equal to the tax benefit of our net operating loss carryforwards and capital loss carryforwards generated in such year, without regard to whether such net operating loss carryforwards and capital loss carryforwards are actually utilized in the reduction of the consolidated federal income tax liability for any consolidated taxable year.

Effective January 1, 2013, we entered into a new tax sharing agreement with ING U.S., Inc. which provides that, for 2013 and subsequent years, ING U.S., Inc. will pay us for the tax benefits of ordinary and capital losses only in the event that the consolidated tax group actually uses the tax benefit of losses generated.

We evaluate and test the recoverability of deferred tax assets. Deferred tax assets represent the tax benefit of future deductible temporary differences and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary and, if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, we consider many factors, including:

▪	The nature and character of the deferred tax assets and liabilities;

▪	Taxable income in prior carryback years;

▪	Projected future income, exclusive of reversing temporary differences and carryforwards;

▪	Projected future reversals of existing temporary differences;

▪	The length of time carryforwards can be utilized;

▪	Any prudent and feasible tax planning strategies we would employ to avoid a tax benefit from expiring unused; and

▪	Any tax rules that would impact the utilization of the deferred tax assets.

As of December 31, 2012 and 2011, we recorded the following valuation allowances:

	2012	2011
Deferred tax assets	$220.3	$12.1

In establishing unrecognized tax benefits, we determine whether a tax position is more likely than not to be sustained under examination by the appropriate taxing authority. We also consider positions that have been reviewed and agreed to as part of an examination by the appropriate taxing authority. Tax positions that do not meet the more likely than not standard are not recognized. Tax positions that meet this standard are recognized in the Financial Statements. We measure the tax position as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution with a taxing authority that has full knowledge of all relevant information.

Certain changes or future events, such as changes in tax legislation and completion of tax audits, planning opportunities and expectations about future outcomes could have an impact on our estimates and effective tax rate.

Contingencies

A loss contingency is an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. Examples of loss contingencies include pending or threatened adverse litigation, threat of expropriation of assets and actual or possible claims and assessments. Amounts related to loss contingencies involve considerable judgments and are accrued if it is probable that a loss has been incurred and the amount can be reasonably estimated. Reserves are established reflecting management's best estimate, reviewed on a quarterly basis and revised as additional information becomes available. When a loss contingency is reasonably possible, but not probable, disclosure is made of management's best estimate of possible loss, or the range of possible loss, or a statement is made that such an estimate cannot be made.

We are involved in threatened or pending lawsuits/arbitrations arising from the normal conduct of business. Due to the climate in insurance and business litigation/arbitration, suits against us sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. It is not always possible to accurately estimate the outcome of such lawsuits/arbitrations. Therefore, changes to such estimates could be material. As facts and circumstances change, our estimates are revised accordingly. Our reserves reflect management's best estimate of the ultimate resolution.

Results of Operations

Overview

Products currently offered by us include immediate and deferred fixed annuities, designed to address individual customer needs for tax-advantaged savings, retirement needs and wealth-protection concerns and guaranteed investment contracts and funding agreements sold primarily to institutional investors and corporate benefit plans.

On April 9, 2009, our ultimate parent, ING, announced a global business strategy which identified certain core and non-core businesses and geographies, stated ING's intention to explore divestiture of non-core businesses over time, withdraw from certain non-core geographies, limit future acquisitions and implement enterprise-wide expense reductions. In particular, with respect to ING's U.S. insurance operations, ING is seeking to further reduce its risk by focusing on individual life products, retirement services and lower risk annuity products to be sold by ING USA's affiliate, ING Life Insurance and Annuity Company. As part of this strategy, ING USA ceased new sales of retail variable annuity products in March of 2010. Some new amounts will continue to be deposited on ING USA variable annuities as add-on premiums to existing contracts.

We derive our revenue mainly from (a) fee income generated on variable assets under management ("AUM"), (b) investment income earned on investments, (c) premiums, (d) realized capital gains (losses) on investments and product guarantees and (e) certain other management fees.  Fee income is primarily generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contract owners. Investment income earned on invested assets is mainly generated from annuity products with fixed investment options, guaranteed investment contract ("GIC") deposits and funding agreements.  Our expenses primarily consist of (a) interest credited and other benefits to contract owners, (b) amortization of DAC, value of business acquired ("VOBA") and sales inducements, (c) expenses related to the selling and servicing of the various products offered by us and (d) other general business expenses.

Economic Analysis

The pace of economic growth in the U.S. remains subdued.  The U.S. economy grew 2.2% in 2012 following a growth rate of 1.8% in the previous year. Industrial production expanded 2.9% in 2012, less than the previous year's expansion of 3.8%.  The pace of growth has stayed modest and below trend growth rates due to a variety of factors.  Consumer spending has expanded but fairly tepidly because of the slow improvement in the labor market, the elevated unemployment rate, and the mediocre increase in real disposable income.  Business fixed investment has slowed, while the housing sector is recovering from depressed conditions. Residential investment remains weak but has been improving as indicated by gradual increases in housing starts, building permits, and pending home sales.  House prices, though well below their peaks, have started to stabilize and have been rising in several metro areas. However, real export growth has been disappointing.  The expansion of global industrial production and trade has been sluggish because of a slowing in growth rates, both in advanced countries and emerging markets, and investors' concerns about global financial fragility. The U.S. labor market remains weak. Job growth per month has averaged 151,000 jobs year to date, slightly below job growth that averaged 153,000 jobs per month last year. Meanwhile, initial and continuing unemployment claims have stabilized after the increase immediately following Hurricane Sandy, although the decline in unemployment claims since the beginning of the year has been fairly gradual. Overall inflation, as measured by Consumer Price Index and Personal Consumption Expenditures indices, has declined in 2012 to less than 2.0% on a year-over-year basis, even though commodity and energy prices are elevated. Core inflation also declined in 2012.

The pace of economic growth is still constrained by high unemployment, modest income growth, lower housing wealth, private sector deleveraging, and tepid expansion of credit and bank lending.  The sustainability of the ongoing recovery still depends on supportive fiscal and monetary policies.

The Federal Reserve (the “Fed”) has revised its conditional commitment to keeping the federal funds target rate in the range of 0 to 25 basis points as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead is projected to be no more than a half percentage point above its long-run goal of 2%, and inflation expectations are well anchored. The Fed is undertaking open-ended quantitative easing. It will continue purchasing additional agency mortgage-backed securities at a pace of $40 billion per month. In December 2012 the Fed announced that it will purchase long-term Treasury securities after its program to extend the average maturity of its holding of Treasury securities is completed at the end of 2012. Initially it will purchase $45 billion of long-term Treasury securities per month, while reinvesting maturing agency debt and agency mortgage-backed securities in agency mortgage-backed securities. These programs are likely to exert downward pressure on longer-term interest rates, mortgage rates, and be supportive of financial conditions.

Short-term LIBOR remains low by historic standards and has declined since the beginning of 2012. Meanwhile, U.S. Treasury rates have declined somewhat since the beginning of 2012. Long-term U.S. Treasury rates decreased slightly in the fourth quarter of 2012 as compared to the same period in the previous quarter. The moderate decline in U.S. Treasury rates is due to a variety of factors, including the Fed's policy and investors' concerns about global economic outlook.

In spite of modest expansion in economic activity since the beginning of 2013, risks to the U.S. economy continue to point to possible negative developments. These risks include strains in global financial conditions; weakness in household financial conditions, which would lead to slower consumer spending; larger-than-expected fiscal tightening in 2013, which would lower aggregate demand; financial and economic spillover from the euro zone's inability to contain the region's debt crisis; and crude oil prices spiking in the event of an escalation of conflict between the U.S. and Iran. There would also be drag on real GDP growth arising from decrease in public expenditure and higher taxes rates in 2013. These economic conditions and risks are not unique to the Company, but present challenges to the entire insurance and financial services industry.

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Our results of operations for the year ended December 31, 2012 and changes therein, primarily reflect higher Total net realized capital losses, lower Net investment income, lower Fee income and higher Net amortization of DAC/VOBA. These unfavorable items were partially offset by lower Interest credited and other benefits to contract owners.

	Years Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
	2012	2011
Revenues:
Net investment income	$1,285.5	$1,409.3	$(123.8)	(8.8)%
Fee income	810.9	871.5	(60.6)	(7.0)%
Premiums	459.0	456.2	2.8	0.6%
Net realized capital gains (losses):
Total other-than-temporary impairments	(27.9)	(201.5)	173.6	86.2%
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(9.4)	(21.1)	11.7	55.5%
Net other-than-temporary impairments recognized in earnings	(18.5)	(180.4)	161.9	89.7%
Other net realized capital gains (losses)	(1,355.6)	(776.6)	(579.0)	(74.6)%
Total net realized capital gains (losses)	(1,374.1)	(957.0)	(417.1)	(43.6)%
Other revenue	34.7	54.2	(19.5)	(36.0)%
Total revenues	1,216.0	1,834.2	(618.2)	(33.7)%
Benefits and expenses:
Interest credited and other benefits to contract owners	364.5	2,227.1	(1,862.6)	(83.6)%
Operating expenses	444.3	447.3	(3.0)	(0.7)%
Net amortization of deferred policy acquisition costs and value of business acquired	343.7	(904.4)	1,248.1	NM
Interest expense	30.9	31.7	(0.8)	(2.5)%
Other expense	27.3	11.7	15.6	NM
Total benefits and expenses	1,210.7	1,813.4	(602.7)	(33.2)%
Income (loss) before income taxes	5.3	20.8	(15.5)	(74.5)%
Income tax expense (benefit)	182.3	(131.3)	313.6	NM
Net income (loss)	$(177.0)	$152.1	$(329.1)	NM
NM - Not Meaningful

Revenues

Total revenues decreased $618.2 for the year ended December 31, 2012, primarily due to higher Total net realized capital losses, lower Net investment income and lower Fee income.

Net investment income decreased $123.8 from $1,409.3 to $1,285.5 primarily due to lower general account assets. General account assets decreased due to lapses in multi-year guaranteed annuities (“MYGA's”). Certain MYGAs, mostly sold in 2002, reached the end of their current guarantee period in 2012. Most of these MYGAs have high crediting rates and the supporting assets generate returns below the targets set when the contracts were issued, negatively impacting returns in net investment income. The high lapse rate was expected as renewal crediting rates offered are lower than the crediting rates during the initial term. Net investment income also decreased due to the loss recorded on the sale of certain alternative investments compared to positive income on these assets in 2011.
Fee income decreased $60.6 from $871.5 to $810.9 mainly due to a decrease in average variable AUM, driven by the continued runoff of our variable annuity business.

Total net realized capital losses increased $(417.1) from $(957.0) to $(1,374.1) primarily due to net losses in variable annuity and fixed indexed annuity hedging derivatives, partially offset by gains in the fair values of embedded derivative on product guarantees, and gains on other derivatives (primarily due to changes in the interest rate environment). Under the variable annuity and fixed indexed annuity hedge programs, changes in equity and interest markets during the year ended December 31, 2012 resulted in net losses of $1,637.1 on interest, equity and foreign exchange derivatives compared to net gains of $852.5 during 2011, a net change of $(2,489.6). Derivative losses of $1,156.4 in 2012 and derivative gains of $1,076.2 in 2011 were ceded to Security Life of Denver International Limited ("SLDI") under the combined coinsurance and coinsurance funds withheld agreement, and an offset is recorded in Interest credited and other benefits to contract holders. Partially offsetting these negative variances were favorable changes of $1,902.0 in the fair value of embedded derivatives on variable annuity and fixed indexed annuity product guarantees (from a loss of $1,699.1 in 2011 to a gain of $202.9 in 2012) and lower impairments of $161.9.

Benefits and Expenses

Total benefits and expenses decreased $602.7 from $1,813.4 to $1,210.7 for the year ended December 31, 2012 primarily due to a favorable variance in Interest credited and other benefits to contract owners, partially offset by higher Net amortization of DAC/VOBA.

Interest credited and other benefits to contract owners decreased $1,862.6 from $2,227.1 to $ 364.5 primarily due to the change in the amount of equity and interest rate derivative gains/losses transferred under the combined coinsurance and coinsurance funds withheld agreement with SLDI (the corresponding offsetting amount is reported in Total net realized capital gains/(losses)), the change in the embedded derivative on the two coinsurance funds withheld arrangements, partially offset by amortization of sales inducements.

Net amortization of DAC and VOBA changed $1,248.1 from $(904.4) to $343.7 primarily due to an increase in amortization resulting from higher actual gross profits as compared to negative gross profits causing lower amortization in the prior year.

Income Taxes

Income tax expense increased $313.6 from $(131.3) to $182.3 primarily due to an increase in the valuation allowance in 2012 due to higher deferred tax assets, compared to a decrease in the valuation allowance in 2011 due to improvements in unrealized gains which enhanced the amounts of tax assets recoverable from tax planning strategies. These increases were partially offset by an increase in the dividends received deduction.

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Our results of operations for the year ended December 31, 2011, and changes therein, were primarily impacted by lower Net amortization of deferred policy acquisition costs and value of business acquired, higher Premiums and higher Net investment income. These favorable items were partially offset by an increase in Interest credited and other benefits to contract owners, higher Net realized capital losses and lower Fee income.

	Years Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
	2011	2010
Revenues:
Net investment income	$1,409.3	$1,356.4	$52.9	3.9%
Fee income	871.5	880.1	(8.6)	(1.0)%
Premiums	456.2	280.6	175.6	62.6%
Net realized capital gains (losses):
Total other-than-temporary impairments	(201.5)	(300.1)	98.6	32.9%
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(21.1)	(105.7)	84.6	80.0%
Net other-than-temporary impairments recognized in earnings	(180.4)	(194.4)	14.0	7.2%
Other net realized capital gains (losses)	(776.6)	(723.2)	(53.4)	(7.4)%
Total net realized capital gains (losses)	(957.0)	(917.6)	(39.4)	(4.3)%
Other revenue	54.2	61.5	(7.3)	(11.9)%
Total revenues	1,834.2	1,661.0	173.2	10.4%
Benefits and expenses:
Interest credited and other benefits to contract owners	2,227.1	654.9	1,572.2	240.1%
Operating expenses	447.3	453.5	(6.2)	(1.4)%
Net amortization of deferred policy acquisition costs and value of business acquired	(904.4)	418.3	(1,322.7)	(316.2)%
Interest expense	31.7	32.1	(0.4)	(1.2)%
Other expense	11.7	38.9	(27.2)	(69.9)%
Total benefits and expenses	1,813.4	1,597.7	215.7	13.5%
Income (loss) before income taxes	20.8	63.3	(42.5)	(67.1)%
Income tax expense (benefit)	(131.3)	(42.1)	(89.2)	211.9%
Net income (loss)	$152.1	$105.4	$46.7	44.3%

Revenues

Total revenues increased $173.2 from $1,661.0 to $1,834.2 for the year ended December 31, 2011, primarily due to an increase in Net investment income and Premiums partially offset by higher Total net realized capital losses and lower Fee income.

Net investment income increased $52.9 from $1,356.4 to $1,409.3 primarily due to an increase in investment income within fixed maturity investments in corporate securities offset by a decline in CMBS investment income as positions were reduced and reinvested in investment grade corporate securities.

Fee income decreased $8.6 from $880.1 to $871.5 due to a decrease in average variable AUM.

Premiums increased $175.6 from $280.6 to $456.2 due to a decrease in reinsurance ceded. This decrease was driven primarily by a transaction in the fourth quarter of 2010 to cede business to SLDI. As a result of this transaction, there was an initial reserve transfer which significantly increased the reinsurance ceded total for 2010.

Total net realized capital losses changed $(39.4) from $(917.6) to $(957.0) primarily due to losses on derivatives and an unfavorable change in the fair values of embedded derivatives offset by higher trading gains. Losses on derivatives were primarily due to changes in the interest rate environment. In addition, included in this variance was an unfavorable change of $1,587.2 in the fair value of embedded derivatives on variable annuity and fixed indexed annuity product guarantees (from a loss of $111.9 in 2010 to a loss of $1,699.1 in 2011). These unfavorable changes were partially offset by the impact of market conditions on our hedging programs. Under the variable annuity and fixed indexed annuity hedge programs, changes in equity and interest markets during the year ended December 31, 2011 resulted in net gains of $852.5 on interest, equity and foreign exchange derivatives compared to net losses of $752.0 during the same period of 2010 (a net change of $1,604.5). Derivative gains of $1,076.2 in 2011 and derivative losses of $684.8 in 2010 were ceded to Security Life of Denver International Limited ("SLDI") under the combined coinsurance and coinsurance funds withheld agreement and an offset is recorded in Interest credited and other benefits to contract holders.

Benefits and Expenses

Total benefits and expenses increased $215.7 from $1,597.7 to $1,813.4 for the year ended December 31, 2011 primarily due to an increase in Interest credited and other benefits to contract owners. This was partially offset by favorable Net amortization of deferred policy acquisition costs and value of business acquired and lower Other expense.

Interest credited and other benefits to contract owners increased $1,572.2 from $654.9 to $2,227.1 primarily due to the change in the amount of equity and interest rate derivative gains/losses transferred under the combined coinsurance and coinsurance funds withheld agreement with SLDI. The corresponding offsetting amount is reported in Total net realized capital gains (losses).

Net amortization of deferred policy acquisition costs and value of business acquired changed $(1,322.7) from $418.3 to $(904.4) for the year ended December 31, 2011 due primarily to higher losses from changes in fair value of embedded derivatives on variable annuity product guarantees, which are included in the gross profits subject to amortization.

Income Taxes

Income tax benefit increased $89.2 from $(42.1) to $(131.3) primarily due to a decrease in income before taxes and changes in the valuation allowance partially offset by a decrease in the dividends received deduction and favorable audit settlements in 2010 that did not repeat.

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

Segmented portfolios are established for groups of products with similar liability characteristics. Our investment portfolio consists largely of high quality fixed maturities and short-term investments, investments in commercial mortgage loans, alternative investments and other instruments, including a small amount of equity holdings. Fixed maturities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, ABS, traditional MBS and various CMO tranches managed in combination with financial derivatives as part of a proprietary strategy.

We use derivatives for hedging purposes to reduce our exposure to the cash flow variability of assets and liabilities, interest rate risk, credit risk and market risk. In addition, we use credit derivatives to replicate exposure to individual securities or pools of securities as a means of achieving credit exposure similar to bonds of the underlying issuer(s) more efficiently.

Since the height of the financial crisis, we have pursued a substantial repositioning of the investment portfolio aimed at reducing risk, increasing the stability and predictability of returns and pursuing intentional investment risks that are reliant on our core strengths. In the initial stages of the portfolio transition during the financial crisis, sizable shifts in asset allocation occurred over short periods of time including a reduction in exposure to hedge funds. The repositioning, which continued in 2012, has resulted in a significant decrease in exposure to structured assets, an improvement in the NAIC designation profile of our remaining structured assets and an increase in exposure to public and private investment grade corporate bonds and U.S. Treasury securities.

Portfolio Composition

The following table presents the investment portfolio as of December 31, 2012 and 2011:

	2012		2011
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$20,586.6	71.1%	$21,400.7	68.8%
Fixed maturities, at fair value using the fair value option	326.7	1.1%	335.0	1.1%
Equity securities, available-for-sale	29.8	0.1%	27.7	0.1%
Short-term investments(1)	2,686.6	9.3%	2,397.0	7.7%
Mortgage loans on real estate	2,835.0	9.8%	3,137.3	10.1%
Loan - Dutch State obligation	—	—%	658.2	2.1%
Policy loans	101.8	0.4%	112.0	0.3%
Limited partnerships/corporations	166.9	0.6%	305.4	1.0%
Derivatives	1,381.3	4.8%	1,609.1	5.2%
Other investments	80.7	0.3%	82.2	0.3%
Securities pledged(2)	714.0	2.5%	1,012.8	3.3%
Total investments	$28,909.4	100.0%	$31,077.4	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.
(2) See “Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources” for information regarding securities pledged.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as follows as of December 31, 2012 and 2011:

	2012
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed Maturities:
U.S. Treasuries	$1,218.9	6.2%	$1,311.5	6.1%
U.S. government agencies and authorities	19.3	0.1%	23.7	0.1%
State, municipalities and political subdivisions	80.1	0.4%	90.0	0.4%
U.S. corporate securities	9,511.8	48.6%	10,537.5	48.7%
Foreign securities(1)	4,877.8	24.9%	5,366.6	24.8%
Residential mortgage-backed	1,617.1	8.3%	1,853.7	8.6%
Commercial mortgage-backed	1,565.4	8.0%	1,763.6	8.2%
Other asset-backed	681.6	3.5%	680.7	3.1%
Total fixed maturities, including securities pledged	$19,572.0	100.0%	$21,627.3	100.0%
(1) Primarily U.S. dollar denominated.
	2011
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed Maturities:
U.S. Treasuries	$1,692.9	7.9%	$1,785.8	7.9%
U.S. government agencies and authorities	19.9	0.1%	23.7	0.1%
State, municipalities and political subdivisions	98.9	0.5%	104.8	0.6%
U.S. corporate securities	9,527.7	44.6%	10,270.8	45.1%
Foreign securities(1)	5,288.4	24.8%	5,582.1	24.6%
Residential mortgage-backed	2,090.0	9.8%	2,305.8	10.1%
Commercial mortgage-backed	1,910.3	8.9%	2,001.9	8.8%
Other asset-backed	734.3	3.4%	673.6	2.8%
Total fixed maturities, including securities pledged	$21,362.4	100.0%	$22,748.5	100.0%
(1) Primarily U.S. dollar denominated.

As of December 31, 2012, the average duration of our fixed maturities portfolio, including securities pledged, was between 5 and 6 years.

Fixed Maturities Credit Quality - Ratings

The Securities Valuation Office ("SVO") of the National Association of Insurance Commissioners ("NAIC") evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called "NAIC designations." An internally developed rating is used as permitted by the NAIC if no rating is available. These designations are generally similar to the credit quality designations of the NAIC acceptable rating organizations ("ARO") for marketable fixed maturity securities, called rating agency designations except for certain structured securities as described below. NAIC designations of "1," highest quality and "2," high quality, include fixed maturity securities generally considered investment grade by such rating organizations. NAIC designations 3 through 6 include fixed maturity securities generally considered below investment grade by such rating organizations.

The NAIC designations for structured securities, including subprime and Alt-A RMBS, are based upon a comparison of the bond's amortized cost to the NAIC's loss expectation for each security. Securities where modeling results in no expected loss in all scenarios are considered to have the highest designation of NAIC 1. A large percentage of the Company's RMBS securities carry a NAIC 1 designation while the ARO rating indicates below investment grade. This is primarily due to the credit and intent impairments recorded by the Company which reduced the amortized cost on these securities to a level resulting in no expected loss in all scenarios, which corresponds to a NAIC 1 designation. The revised methodology reduces regulatory reliance on rating agencies and allows for greater regulatory input into the assumptions used to estimate expected losses from such structured securities. In the tables below, the Company presents the rating of structured securities based on ratings from the NAIC rating methodologies described above (which may not correspond to rating agency designations.) All NAIC designations (e.g., NAIC 1-6) are based on the revised NAIC methodologies.

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

Information about certain of the Company's fixed maturity securities holdings by NAIC designation is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents the Company's best estimate of comparable ratings from rating agencies, including Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Ratings Services ("S&P") and Fitch, Inc. ("Fitch"). If no rating is available from a rating agency, then an internally developed rating is used.

The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis similar to that used by the rating agencies. As of December 31, 2012 and 2011, the average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

•	when three ratings are received then the middle rating is applied;

•	when two ratings are received then the lower rating is applied;

•	when a single rating is received, the ARO rating is applied; and

•	when ratings are unavailable then an internal rating is applied.

Total fixed maturities by NAIC quality designation category, including securities pledged, were as follows as of December 31, 2012 and 2011:

	2012
NAIC Quality Designation	Amortized Cost	% of Total	Fair Value	% of Total
1	$10,615.6	54.1%	$11,753.1	54.3%
2	7,899.0	40.4%	8,752.2	40.5%
3	719.6	3.7%	755.0	3.5%
4	205.9	1.1%	196.6	0.9%
5	91.9	0.5%	103.1	0.5%
6	40.0	0.2%	67.3	0.3%
Total	$19,572.0	100.0%	$21,627.3	100.0%

	2011
NAIC Quality Designation	Amortized Cost	% of Total	Fair Value	% of Total
1	$12,420.9	58.2%	$13,324.2	58.6%
2	7,679.6	36.0%	8,152.0	35.8%
3	907.9	4.2%	905.7	4.0%
4	199.3	0.9%	173.8	0.8%
5	113.6	0.5%	117.4	0.5%
6	41.1	0.2%	75.4	0.3%
Total	$21,362.4	100.0%	$22,748.5	100.0%

Total fixed maturities by ARO quality rating category, including securities pledged, were as follows as of December 31, 2012 and 2011:

	2012
ARO Quality Ratings	Amortized Cost	% of Total	Fair Value	% of Total
AAA	$3,810.7	19.5%	$4,213.3	19.5%
AA	1,355.4	6.9%	1,488.1	6.9%
A	5,202.2	26.6%	5,767.0	26.7%
BBB	7,867.9	40.2%	8,718.8	40.3%
BB	675.8	3.5%	733.4	3.4%
B and below	660.0	3.3%	706.7	3.2%
Total	$19,572.0	100.0%	$21,627.3	100.0%

	2011
ARO Quality Ratings	Amortized Cost	% of Total	Fair Value	% of Total
AAA	$4,892.1	22.9%	$5,312.8	23.4%
AA	1,373.7	6.4%	1,464.5	6.4%
A	5,895.1	27.6%	6,327.4	27.8%
BBB	7,636.8	35.8%	8,107.7	35.6%
BB	809.8	3.8%	831.4	3.7%
B and below	754.9	3.5%	704.7	3.1%
Total	$21,362.4	100.0%	$22,748.5	100.0%

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2012 and 2011, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid. Mortgage-backed securities ("MBS") and Other ABS are shown separately because they are not due at a single maturity date.

	2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due to mature:
One year or less	$1,122.5	$1,145.2	$1,444.7	$1,472.2
After one year through five years	4,967.1	5,274.6	5,479.9	5,669.9
After five years through ten years	5,836.5	6,440.6	5,987.4	6,390.4
After ten years	3,781.8	4,468.9	3,715.8	4,234.7
Mortgage-backed securities	3,182.5	3,617.3	4,000.3	4,307.7
Other asset-backed securities	681.6	680.7	734.3	673.6
Fixed maturities, including securities pledged	$19,572.0	$21,627.3	$21,362.4	$22,748.5

As of December 31, 2012, we did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10% of our Shareholder’s equity. As of December 31, 2011 we did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the State of The Netherlands (the "Dutch State") loan obligation, with a carrying value in excess of 10% of our Shareholder’s equity.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturities, including securities pledged, by market sector and duration were as follows as of December 31, 2012 and 2011:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
2012
U.S. corporate, state and municipalities	$237.3	$2.9	$40.1	$0.6	$94.0	$10.4	$371.4	$13.9
Foreign	33.3	3.1	23.9	1.8	158.1	17.6	215.3	22.5
Residential mortgage-backed	116.3	2.2	10.9	0.1	181.6	29.1	308.8	31.4
Commercial mortgage-backed	4.8	—	11.2	1.2	15.8	1.8	31.8	3.0
Other asset-backed	0.1	—	—	—	152.8	23.5	152.9	23.5
Total	$391.8	$8.2	$86.1	$3.7	$602.3	$82.4	$1,080.2	$94.3

2011
U.S. corporate, state and municipalities	$798.9	$17.6	$97.6	$4.1	$208.0	$20.6	$1,104.5	$42.3
Foreign	476.5	30.2	51.1	5.0	339.5	34.6	867.1	69.8
Residential mortgage-backed	74.6	0.9	188.2	5.7	305.6	84.3	568.4	90.9
Commercial mortgage-backed	155.1	1.9	234.7	17.9	35.7	6.6	425.5	26.4
Other asset-backed	42.6	0.3	26.5	9.6	142.1	59.7	211.2	69.6
Total	$1,547.7	$50.9	$598.1	$42.3	$1,030.9	$205.8	$3,176.7	$299.0

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 87.9% and 83.4% of the average book value as of December 31, 2012 and 2011, respectively.

For the year ended December 31, 2012 and 2011, unrealized capital losses on fixed maturities decreased by $204.7 and $133.1, respectively. The decrease in gross unrealized losses was primarily due to improving market conditions with Other ABS and CMBS in addition to declining yields and tightening credit spreads.

As of December 31, 2012 and 2011, we did not have any fixed maturities with an unrealized capital loss in excess of $10.0.

Subprime and Alt-A Mortgage Exposure

The performance of underlying subprime and Alt-A mortgage collateral, originated prior to 2008, has continued to reflect the problems associated with a housing market that has since seen substantial price declines and an employment market that has declined significantly and remains under stress. Credit spreads have widened meaningfully from issuance and rating agency downgrades have been widespread and severe within the sector. Over the course of 2010 and 2011, market prices and liquidity within the sector exhibited volatility, driven by various factors, both domestically and globally. During the year ended December 31, 2012, market prices and sector liquidity have demonstrated more sustained improvements, driven by an improved technical picture and positive sentiment regarding the potential for fundamental improvements within the sector. In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of December 31, 2012, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities was $194.0, $207.9 and $23.5, respectively, representing 0.9% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2011, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities were $189.3, $255.7 and $69.7, respectively, representing 0.8% of total fixed maturities, including securities pledged, based on fair value.
The NAIC designations for structured securities, including subprime and Alt-A RMBS, are based upon a comparison of the bond's amortized cost to the NAIC's loss expectation for each security. Securities where modeling results in no expected loss in all scenarios are considered to have the highest designation of NAIC 1. A large percentage of the Company's RMBS securities carry a NAIC 1 designation while the ARO rating indicates below investment grade. This is primarily due to the credit and intent impairments recorded by the Company which reduced the amortized cost on these securities to a level resulting in no expected loss in all scenarios, which corresponds to a NAIC 1 designation. The revised methodology reduces regulatory reliance on rating agencies and allows for greater regulatory input into the assumptions used to estimate expected losses from such structured securities. In the tables below, we present the rating of structured securities based on ratings from the NAIC rating methodologies described above (which may not correspond to rating agency designations). All NAIC designations (e.g., NAIC 1-6) are based on the revised NAIC methodologies.

The following tables present our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
As of December 31, 2012
	1	67.1%	AAA	—%	2007	13.2%
	2	3.1%	AA	4.0%	2006	6.2%
	3	14.2%	A	9.1%	2005 and prior	80.6%
	4	13.5%	BBB	8.5%		100.0%
	5	1.0%	BB and below	78.4%
	6	1.1%		100.0%
		100.0%
As of December 31, 2011
	1	79.0%	AAA	1.6%	2007	18.9%
	2	6.2%	AA	5.9%	2006	6.6%
	3	10.5%	A	7.9%	2005 and prior	74.5%
	4	1.5%	BBB	9.8%		100.0%
	5	1.3%	BB and below	74.8%
	6	1.5%		100.0%
		100.0%
Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" section above. As of December 31, 2012, the fair value, amortized cost, and gross unrealized losses related to our exposure to Alt-A RMBS aggregated to $133.6, $139.9 and $21.7, respectively, representing 0.6% of total fixed maturities including securities pledged, based on fair value. As of December 31, 2011, the fair value, amortized cost, and gross unrealized losses related to our exposure to Alt-A RMBS aggregated to $129.7, $169.8 and $52.7, respectively, representing 0.6% of total fixed maturities, including securities pledged, based on fair value.

The following tables summarize our exposure to Alt-A residential mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
As of December 31, 2012
	1	36.3%	AAA	0.2%	2007	31.4%
	2	10.9%	AA	0.8%	2006	19.4%
	3	15.7%	A	0.6%	2005 and prior	49.2%
	4	30.4%	BBB	2.6%		100.0%
	5	5.7%	BB and below	95.8%
	6	1.0%		100.0%
		100.0%
As of December 31, 2011
	1	38.5%	AAA	0.3%	2007	30.0%
	2	11.6%	AA	1.7%	2006	18.9%
	3	12.2%	A	5.0%	2005 and prior	51.1%
	4	29.1%	BBB	2.9%		100.0%
	5	7.4%	BB and below	90.1%
	6	1.2%		100.0%
		100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009-2011 and have remained elevated  during 2012.  However, the steep pace of increases observed in the early years following the credit crisis has slowed and some recent months have posted month over month declines in delinquencies. In addition, other performance metrics like vacancies, property values and rent levels have shown improvements, although these metrics can differ widely by dimensions such as geographic location and property type.  The primary market for CMBS has continued its recovery from the credit crisis with higher total new issuances in 2012, the fourth straight year of higher new issuances. Higher primary issuance resulted in increased credit availability within the commercial real estate market.

For consumer Other ABS, delinquency and loss rates have continued to decline after the credit crisis. Improvements in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.

As of December 31, 2012, the fair value, amortized cost, and gross unrealized losses related to our exposure to CMBS aggregated to $1.8 billion, $1.6 billion and $3.0, respectively. As of December 31, 2012, the fair value and amortized cost related to our exposure to Other ABS, excluding subprime exposure, aggregated to $491.9 and $476.1, respectively. As of December 31, 2012, there were no gross unrealized losses related to Other ABS, excluding subprime exposure.

As of December 31, 2011, the fair value, amortized cost, and gross unrealized losses related to our exposure to CMBS aggregated to $2.0 billion, $1.9 billion and $26.4, respectively. As of December 31, 2011, the fair value, amortized cost, and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, aggregated to $489.7, $482.4 and $0.2, respectively.

The following tables summarize our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Designation		ARO Ratings		Vintage
As of December 31, 2012
	1	97.5%	AAA	47.6%	2008	0.6%
	2	1.8%	AA	25.4%	2007	28.8%
	3	0.4%	A	10.1%	2006	35.3%
	4	0.3%	BBB	7.3%	2005 and prior	35.3%
	5	—%	BB and below	9.6%		100.0%
	6	—%		100.0%
		100.0%
As of December 31, 2011
	1	97.1%	AAA	52.7%	2008	0.5%
	2	1.8%	AA	18.4%	2007	25.9%
	3	—%	A	12.7%	2006	31.2%
	4	—%	BBB	8.8%	2005 and prior	42.4%
	5	—%	BB and below	7.4%		100.0%
	6	1.1%		100.0%
		100.0%

As of December 31, 2012, the Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations ("CLO") and automobile receivables, comprising 29.2%, 11.2% and 36.6%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2011, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated CLO and automobile receivables, comprising 31.6%, 13.1% and 31.3%, respectively, of total Other ABS, excluding subprime exposure.

The following tables summarize our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Designation		ARO Ratings		Vintage
As of December 31, 2012
	1	97.0%	AAA	92.5%	2012	18.0%
	2	2.2%	AA	1.0%	2011	17.1%
	3	—%	A	3.5%	2010	4.6%
	4	—%	BBB	2.2%	2009	6.0%
	5	—%	BB and below	0.8%	2008	3.1%
	6	0.8%		100.0%	2007	14.7%
		100.0%			2006	21.2%
					2005 and prior	15.3%
						100.0%
As of December 31, 2011
	1	96.9%	AAA	87.3%	2011	19.0%
	2	1.8%	AA	3.9%	2010	10.8%
	3	—%	A	3.0%	2009	8.4%
	4	0.1%	BBB	3.8%	2008	3.6%
	5	1.2%	BB and below	2.0%	2007	19.3%
	6	—%		100.0%	2006	20.5%
		100.0%			2005 and prior	18.4%
						100.0%

Troubled Debt Restructuring

We invest in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructure when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. We consider the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of December 31, 2012 we did not have any troubled debt restructurings. As of December 31, 2011, we had one private placement troubled debt restructuring with a pre-modification and post-modification carrying value of $9.8.

During the years ended December 31, 2012 and 2011, we did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

Mortgage Loans on Real Estate

Our mortgage loans on real estate are all commercial mortgage loans held for investment, which totaled $2.8 billion and $3.1 billion as of December 31, 2012 and 2011, respectively. The carrying value of these loans is reported at amortized cost, less impairment write-downs and allowance for losses.

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

We rate all commercial mortgages to quantify the level of risk. We place those loans with higher risk on a watch list and closely monitor these loans for collateral deficiency or other credit events that may lead to a potential loss of principal and/or interest. If we determine the value of any mortgage loan to be OTTI (i.e., when it is probable that we will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan's effective interest rate, or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing an other-than-temporary write-down recorded in Net realized capital gains (losses) in the Statements of Operations.

The following tables summarize our investment in commercial mortgage loans, the related valuation allowance and changes in the valuation allowance as of the dates indicated:

	As of December 31,
	2012	2011
Commercial mortgage loans	$2,836.2	$3,138.8
Collective valuation allowance	(1.2)	(1.5)
Total net commercial mortgage loans	$2,835.0	$3,137.3

	As of December 31,
	2012	2011
Collective valuation allowance for losses, beginning of period	$1.5	$3.0
Addition to / (decrease of) allowance for losses	(0.3)	(1.5)
Collective valuation allowance for losses, end of period	$1.2	$1.5

There were no impairments taken on the mortgage loan portfolio for the year ended December 31, 2012. Impairments taken on the mortgage loan portfolio were $6.9 for the year ended December 31, 2011.

Our policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

Loan-to-value ("LTV") and debt service coverage ("DSC") ratios are measures commonly used to assess the risk and quality of commercial mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property's net income (loss) to its debt service payments. A DSC ratio of less than 1.0 indicates that property's operations do not generate sufficient income to cover debt payments. These ratios are utilized as part of the review process described above. The LTV and DSC ratios as of the dates indicated are as presented below:

	As of December 31,
	2012(1)	2011(1)
Loan-to-Value Ratio:
0% - 50%	$658.9	$920.9
50% - 60%	848.0	833.9
60% - 70%	1,169.4	1,173.2
70% - 80%	149.4	191.3
80% and above	10.5	19.5
Total Commercial mortgage loans	$2,836.2	$3,138.8
(1) Balances do not include allowance for mortgage loan credit losses.

	As of December 31,
	2012(1)	2011(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$1,970.9	$2,105.3
1.25x - 1.5x	464.8	565.8
1.0x - 1.25x	259.2	355.5
Less than 1.0x	141.3	112.2
Total Commercial mortgage loans	$2,836.2	$3,138.8
(1) Balances do not include allowance for mortgage loan credit losses.

Other-Than-Temporary Impairments

We evaluate available-for-sale fixed maturities and equity securities for impairment on a regular basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value. See the Note for Business, Basis of Presentation and Significant Accounting Policies in our Financial Statements for a policy used to evaluate whether the investments are other-than-temporarily impaired.

The following table presents our credit-related and intent-related impairments included in the Statements of Operations, excluding impairments included in Accumulated other comprehensive income (loss), by type for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Impairment	No. of Securities	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate	$6.0	3	$9.5	17	$5.1		24
Foreign(1)	0.7	3	27.2	52	30.7		23
Residential mortgage-backed	9.7	55	12.3	65	24.5		67
Commercial mortgage-backed	1.7	1	49.7	14	23.2		7
Other asset-backed	0.4	3	74.8	60	104.6		54
Equity	—	—	—	—	—	*	1
Mortgage loans on real estate	—	—	6.9	5	6.3		5
Total	$18.5	65	$180.4	213	$194.4		181
(1) Primarily U.S. dollar denominated.
* Less than $0.1.

The above table includes $14.7, $27.6 and $95.5 of write-downs related to credit impairments for the years ended December 31, 2012, 2011 and 2010, respectively, in Other-than-temporary impairment losses, which are recognized in the Statements of Operations. The remaining $3.8, $152.8 and $98.9, in write-downs for the years ended December 31, 2012, 2011 and 2010, respectively, are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the years ended December 31, 2012, 2011 and 2010:

	2012			2011		2010
	Impairment		No. of Securities	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$0.5		1	$9.5	16	4.1	23
Foreign(1)	0.7		3	24.1	48	12.8	18
Residential mortgage-backed	0.9		6	1.8	8	6.1	11
Commercial mortgage-backed	1.7		1	45.5	14	3.9	2
Other asset-backed	—	*	1	71.9	59	72.0	35
Total	$3.8		12	$152.8	145	$98.9	89
(1) Primarily U.S. dollar denominated.
* Less than $0.1.

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

The fair value of fixed maturities with OTTI as of December 31, 2012 and 2011 was $2.2 billion and $2.1 billion, respectively.

During the year ended December 31, 2012, the primary source of credit-related OTTI was write-downs recorded in the RMBS sector on securities collateralized by subprime residential mortgages.

Net Investment Income

Net investment income was presented below for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
Fixed maturities	$1,137.9	$1,242.5	$1,182.2
Equity securities, available-for-sale	4.0	3.7	4.5
Mortgage loans on real estate	166.3	174.9	180.8
Policy loans	5.7	6.6	7.2
Short-term investments and cash equivalents	0.2	2.0	4.1
Other	23.7	38.4	30.7
Gross investment income	1,337.8	1,468.1	1,409.5
Less: investment expenses	52.3	58.8	53.1
Net investment income	$1,285.5	$1,409.3	$1,356.4

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

Net realized capital gains (losses) were as follows for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Fixed maturities, available-for-sale, including securities pledged	$138.0	$33.7	$11.8
Fixed maturities, at fair value option	(57.7)	(34.4)	(14.6)
Equity securities, available-for-sale	(0.2)	(0.2)	1.9
Derivatives	(1,654.0)	744.4	(807.9)
Embedded derivatives - fixed maturities	(4.2)	4.3	12.3
Embedded derivatives - product guarantees	202.9	(1,699.1)	(111.9)
Other investments	1.1	(5.7)	(9.2)
Net realized capital gains (losses)	$(1,374.1)	$(957.0)	$(917.6)

Sale of Certain Alternative Investments

On June 4, 2012, we entered into an agreement to sell certain general account private equity limited partnership investment interest holdings with a carrying value of $146.1 as of March 31, 2012 to a group of private equity funds that are managed by Pomona Management LLC, our affiliate. The transaction resulted in a net pretax loss of $16.9 in the second quarter of 2012 reported in Net investment income on the Statements of Operations. The transaction closed in two tranches with the first tranche closed on June 29, 2012 and the second tranche closed on October 29, 2012. Consideration received included $8.2 of promissory notes due in two equal installments at December 13, 2013 and 2014. In connection with these promissory notes, ING U.S., Inc. unconditionally guarantees payment of the notes in the event of any default of payments due. No additional loss was incurred on the second tranche since the fair value of the alternative investments was reduced to the agreed-upon sales price as of June 30, 2012.

We sold these assets in order to reduce our exposure to alternative investments as part of our ordinary course portfolio management. The transaction reduced certain rating agency required capital levels, in light of the high capital charge associated with the asset class and improved liquidity.

European Exposures

We closely monitor our exposures to European sovereign debt in general, with a primary focus on our exposure to the sovereign debt of Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe"), as these countries have applied for support from the European Financial Stability Facility or received support from the European Central Bank via government bond purchases in the secondary market.

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

As of December 31, 2012, we had $340.3 of exposure to peripheral Europe, which consists of a broadly diversified portfolio of credit-related investments solely in the industrial and utility sectors. We had no fixed maturity and equity securities exposure to peripheral European sovereigns or financial institutions based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Italy of $116.0, Ireland of $124.6 and Spain of $99.7. We had no exposure to Greece or Portugal. As of

December 31, 2012, there were $0.7 derivative assets exposure to financial institutions in peripheral Europe. For purposes of calculating the derivative assets exposure, we had aggregated exposure to single name and portfolio product CDS, as well as all non-CDS derivative exposure for which we either had counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $2.4 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of December 31, 2012, our sovereign exposure was $105.6, which consists of fixed maturity and equity securities. We also had $256.9 in net exposure to non-peripheral financial institutions with a concentration in the United Kingdom of $80.1, France of $45.7 and Switzerland of $31.4. The balance of $2.1 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration to The Netherlands of $366.7 and the United Kingdom of $833.7, we had significant non-peripheral European total country exposures to Switzerland of $203.2, Germany of $252.5 and France of $246.5. We place additional scrutiny on our financial exposure in the United Kingdom, France and Switzerland given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, should the European crisis worsen or fail to be resolved.

The following table represents our European exposures at fair value and amortized cost as of December 31, 2012.

	Fixed Maturity and Equity Securities					Derivative Assets					Net Non-U.S. Funded at December 31, 2012 (1)
	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)	Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin & Collateral	Total, (Fair Value)
Ireland	$—	$—	$123.9	$123.9	$113.1	$—	$0.7	$—	$—	$0.7	$124.6
Italy	—	—	116.0	116.0	106.2	—	—	—	—	—	116.0
Spain	—	—	99.7	99.7	97.5	—	—	—	—	—	99.7
Total Peripheral Europe	—	—	339.6	339.6	316.8	—	0.7	—	—	0.7	340.3

France	—	43.1	200.8	243.9	222.6	—	271.9	—	269.3	2.6	246.5
Germany	—	7.7	238.7	246.4	226.8	—	21.1	—	15.0	6.1	252.5
Norway	—	0.5	119.3	119.8	106.8	—	—	—	—	—	119.8
Netherlands	—	80.5	286.2	366.7	325.6	—	11.6	—	11.6	—	366.7
Switzerland	—	22.7	171.8	194.5	175.4	—	82.7	—	74.0	8.7	203.2
United Kingdom	—	76.5	753.6	830.1	763.2	—	42.8	—	39.2	3.6	833.7
Other non-peripheral(2)	105.6	4.9	297.6	408.1	368.0	—	—	—	—	—	408.1
Total Non-Peripheral Europe	105.6	235.9	2,068.0	2,409.5	2,188.4	—	430.1	—	409.1	21.0	2,430.5
Total	$105.6	$235.9	$2,407.6	$2,749.1	$2,505.2	$—	$430.8	$—	$409.1	$21.7	$2,770.8
(1) Represents: (i) Fixed maturity and equity securities at fair value; and (ii) Derivative assets at fair value.
(2) Other non-peripheral countries include: Austria, Belgium, Bulgaria, Croatia, Denmark, Finland, Hungary, Kazakhstan, Latvia, Lithuania, Luxembourg, Russian Federation, Slovakia, Sweden and Turkey.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows to meet the cash requirements of operating, investing and financing activities.

Liquidity Management

Our principal available sources of liquidity are annuity product charges, guaranteed investment contracts ("GICs"), funding agreements and fixed annuity deposits, investment income, proceeds from the maturity and sale of investments, proceeds from debt issuance and borrowing facilities, repurchase agreements, securities lending, reinsurance and capital contributions.  Primary uses of these funds are payments of commissions and operating expenses, interest and premium credits, payments under guaranteed death and living benefits, investment purchases, repayment of debt and contract maturities, withdrawals and surrenders.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business.  We maintain the following agreements:

•
A reciprocal loan agreement with ING U.S., Inc. an affiliate, whereby either party can borrow from the other up to 3.0% of our statutory net admitted assets, excluding Separate Accounts, as of the preceding December 31. As of December 31, 2012, we did not have any outstanding receivable from ING U.S., Inc. under the reciprocal loan agreement. As of December 31, 2011, we had an outstanding receivable of $535.9 from ING U.S., Inc. under the reciprocal loan agreement. During the second quarter of 2012, ING U.S., Inc. repaid the then outstanding receivable due under the reciprocal loan agreement from the proceeds of its $5.0 billion Senior Unsecured Credit Facility which was entered into on April 20, 2012. We and ING U.S., Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above.

•
We hold approximately 49.7% of our assets in marketable securities.  These assets include cash, U.S. Treasuries, Agencies and Public, Corporate Bonds, ABS, CMBS and CMO and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into reverse repurchase, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral.  Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to reverse repurchase, dollar roll programs and securities lending.  At the time a temporary cash need arises, the actual percentage of admitted assets available for reverse repurchase transactions will depend upon outstanding allocations to the three programs. As of December 31, 2012, we had securities lending obligations of $138.9, which represents approximately 0.2% of our general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the year ended December 31, 2012, following receipt of required approval from our domiciliary state insurance regulator, we paid a return of capital distribution of $250.0 to our Parent. During the years ended December 31, 2011 and 2010, we did not pay a dividend or return of capital distribution on our capital stock to our Parent.

During the year ended December 31, 2012, we did not receive any capital contributions from our Parent. During the years ended December 31, 2011 and 2010, we received $44.0 and $749.0, respectively, in capital contributions from our Parent.

Alt-A Back-up Facility

On January 26, 2009, ING, for itself and on behalf of certain subsidiaries, including us, reached an agreement with the Dutch State on an Illiquid Asset Back Up Facility (the "Alt-A Back-up Facility") regarding Alt-A RMBS owned by certain subsidiaries of ING U.S., Inc., including us. Pursuant to this transaction, we transferred all risks and rewards on 80% of a $1.6 billion par Alt-A RMBS portfolio to ING Support Holding B.V. ("ING Support Holding"), a wholly owned subsidiary of ING by means of the granting of a participation interest to ING Support Holding. ING and ING Support Holding entered into a back-to-back arrangement with the Dutch State on this 80%. As a result of this first transaction, we retained 20% of the exposure for any results on the $1.6 billion Alt-A RMBS portfolio.

The purchase price for the participation payable by the Dutch State was set at 90% of the par value of the 80% interest in the securities as of that date. This purchase price was payable in installments, was recognized as a loan granted to the Dutch State with a value of $1.2 billion, and was recorded as Loan-Dutch State Obligation on the Balance Sheets (the "Dutch State Obligation"). Under the transaction, other fees were payable by both us and the Dutch State. We incurred net fees of $2.3, $3.0 and $3.4 in the years ended December 31, 2012, 2011 and 2010, respectively.

We executed a second transaction effective January 26, 2009, in which an additional $29.8 par Alt-A RMBS portfolio owned by us was sold to ING Direct Bancorp. ING Direct Bancorp paid cash in the amount of $21.4 for 80% of our additional $29.8 par Alt-A RMBS and included those purchased securities as part of its Alt-A RMBS portfolio sale to the Dutch State. ING Direct Bancorp paid cash in the amount of $3.6 and retained the remaining 20% of this Alt-A RMBS portfolio.

On November 13, 2012, ING, all participating ING U.S., Inc. subsidiaries, including us, ING Support Holding and ING Bank N.V. ("ING Bank") entered into restructuring arrangements with the Dutch State, which closed the following day (the "Termination Agreement"). Pursuant to the restructuring transaction, we sold the Dutch State Obligation to ING Support Holding at fair value and transferred legal title to 80% of the securities subject to the Alt-A Back-up Facility to ING Bank. The restructuring resulted in an immaterial pre-tax loss. Following the restructuring transaction, we continue to own 20% of the Alt-A RMBS from the first transaction. We have the right to sell these securities, subject to a right of first refusal granted to ING Bank.

Collateral

Under the terms of our Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements ("ISDA Agreements"), we may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the Credit Support Annex ("CSA").  The terms of the CSA call for us to pay interest on any cash received equal to the Federal Funds rate.  As of December 31, 2012 and 2011, we held $766.7 and $821.2, respectively, of net cash collateral, related to derivative contracts which was included in Payables under securities loan agreement, including collateral held, on the Balance Sheets. In addition, as of December 31, 2012 and 2011, we delivered collateral of $579.3 and $779.8, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Balance Sheets.

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

As of December 31, 2012 and 2011, the value of the funds withheld liability under this agreement was $191.4 and $190.7, which is included in Funds held under reinsurance treaties with affiliates on the Balance Sheets. In addition, as of December 31, 2012 and 2011, we had an embedded derivative under this agreement with a value of $7.7 and $(4.8), respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Balance Sheets.

Guaranteed Living Benefit — Coinsurance and Coinsurance Funds Withheld

Effective June 30, 2008, we entered into an automatic reinsurance agreement with an affiliate, SLDI, covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts issued by us on or after January 1, 2000.

Also effective June 30, 2008, we entered into a services agreement with SLDI, under which we provide certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement. For the years ended December 31, 2012, 2011 and 2010, revenue related to the agreement was $12.0, $12.4 and $11.9, respectively.

Effective July 1, 2009, the reinsurance agreement was amended and restated to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to us and we deposited those assets into a funds withheld trust account. As of December 31, 2012, the assets on deposit in the trust account increased to $3.9 billion. We also established a corresponding funds withheld liability to SLDI, which is included in Funds held under reinsurance treaties with affiliates on the Balance Sheets. Funds held under reinsurance treaties with affiliates had a balance of $3.6 billion and $5.0 billion, at December 31, 2012 and 2011, respectively. In addition, as of December 31, 2012 and 2011, we had an embedded derivative with a value of $293.6 and $235.7, respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Balance Sheets.

Also effective July 1, 2009, we and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account. SLDI has retained its affiliate, ING Investment Management LLC, as subadviser for the funds withheld account.

Effective October 1, 2011, we and SLDI entered into an amended and restated automatic reinsurance agreement in order to provide more flexibility to us and SLDI with respect to the collateralization of the reserves related to the variable annuity guaranteed living benefits reinsured under the agreement.

As of December 31, 2012 and 2011, reserves ceded by us under this agreement were $2.1 billion and $1.9 billion, respectively. In addition, a deferred loss in the amount of $343.9 and $365.3 as of December 31, 2012 and 2011, respectively, is included in Other assets on the Balance Sheets and is amortized over the period of benefit.

Multi-year Guaranteed Fixed Annuity - Coinsurance

Effective May 1, 2005, we entered into a coinsurance agreement with our affiliate, Security Life of Denver Insurance Company ("SLD"). Under the terms of the agreement, SLD assumed and accepted the responsibility for paying, when due, 100% of the liabilities arising under the multi-year guaranteed fixed annuity contracts issued by us between January 1, 2001 and December 31, 2003. In addition, we assigned to SLD all future premiums received by us attributable to the ceded contracts.

Under the terms of the agreement, we ceded $2.5 billion in account balances and transferred a ceding commission and $2.7 billion in assets to SLD, resulting in a realized capital gain of $47.9 to us, which reduced the ceding commission.

The coinsurance agreement is accounted for using the deposit method. As such, $2.7 billion of Deposit receivable from affiliate was established on the Balance Sheets. As of December 31, 2012 and 2011, the receivable was $901.7 and $1,377.6, respectively, and is adjusted over the life of the agreement based on cash settlements and the experience of the contracts, as well as for amortization of the ceding commission. We incurred amortization expense of the negative ceding commission of $10.8, $7.2 and $21.4, for the years ended December 31, 2012, 2011 and 2010, respectively, which is recorded in Other expenses in the Statements of Operations.

Universal Life - Coinsurance

Effective January 1, 2000, we entered into a 100% coinsurance agreement with our affiliate, SLD, covering certain universal life policies which had been issued and in force as of, as well as any such policies issued after, the effective date of the agreement. As of December 31, 2012 and 2011, reserves ceded by us under this agreement were $19.3 and $18.7, respectively.

Guaranteed Investment Contract — Coinsurance

Effective August 20, 1999, we entered into a Facultative Coinsurance Agreement with an affiliate, SLD. Under the terms of the agreement, we facultatively cede, from time to time, certain GICs to SLD on a 100% coinsurance basis. We utilize this reinsurance facility primarily for diversification and asset-liability management purposes in connection with this business. Our senior management has established a current maximum of $4.0 billion for GIC reserves ceded under this agreement.

GIC reserves ceded by us under this agreement were $505.6 and $121.4 as of December 31, 2012 and 2011, respectively.

Reinsurance Assumed

Level Premium Term Life Insurance - Stop-loss

Effective October 1, 2010, we entered into a stop-loss agreement with our affiliate, RLI under which we agreed to indemnify and reinsure RLI for the aggregate mortality risk under certain level premium term life insurance policies issued by RLI between January 1, 2009 and December 31, 2009 and certain level premium term life insurance policies assumed by RLI from ReliaStar Life Insurance Company of New York ("RLNY") under an Automatic Coinsurance Agreement effective March 1, 2008. Under the terms of the agreement, we will make benefit payments to RLI equal to the amount of claims in excess of the attachment point (equal to a percentage of net reinsurance premium) up to the maximum fully covered benefit.

Effective April 1, 2012, the agreement was recaptured by RLI and terminated, and there was no consideration received by us upon such recapture and termination.

Effective January 1, 2012, we entered into a stop-loss agreement with RLI, which was amended and restated April 1, 2012 to include the recaptured business described above, under which we agreed to indemnify RLI, and RLI agreed to reinsure with us, the aggregate mortality risk under the combined blocks of level premium term life insurance policies issued by RLI between January 1, 2009 and December 31, 2009 and also between January 1, 2012 and December 31, 2012. This coverage included certain level premium term life insurance policies assumed by RLI from RLNY under an Automatic Coinsurance Agreement effective March 1, 2008. Under the terms of the agreement, we will make benefit payments to RLI equal to the amount of claims in excess of the attachment point (equal to a percentage of net reinsurance premium) up to the maximum fully covered benefit.

The stop-loss agreement is accounted for using the deposit method. A fee receivable from affiliate of $0.9 and $0.5 as of December 31, 2012 and 2011, respectively, is included in Future policy benefits and contract owner account balances on the Balance Sheets. The fee is accrued for and subsequently settled in cash each quarterly accounting period.

Effective July 1, 2012, we entered into a stop-loss agreement with our affiliate, SLD under which we agree to indemnify SLD, and SLD agrees to reinsure with us, aggregate mortality risk under certain level premium term life insurance policies assumed by SLD from RLI and written by either RLI or RLNY with issue dates between January 1, 2007 and March 31, 2008 and between January 1, 2010 and December 31, 2010. Under the terms of the agreement, we will make benefit payments to SLD equal to the amount of claims in excess of the attachment point (equal to a percentage of net reinsurance premium) up to the maximum fully covered benefit.

The stop-loss agreement is accounted for using the deposit method. A fee receivable from affiliate of $0.9 as of December 31, 2012 is included in Future policy benefits and contract owner account balances on the Balance Sheets. The fee is accrued for and subsequently settled in cash each quarterly accounting period.

Group Annual Term - Coinsurance Funds Withheld

Effective December 31, 2008, we entered into a coinsurance funds withheld agreement with RLI for an indefinite duration. Under the terms of the agreement, we assumed 100% quota share of RLI's net retained liability under certain Employee Benefits Group Annual Term policies, including disability waiver of premium.

The initial premium of $219.9 was equal to the aggregate reserve assumed by us. Thereafter, premiums are equal to the total earned gross premiums collected by RLI from policyholders. RLI will retain all reinsurance premiums payable to us as funds withheld, as security for ceded liabilities and against which ceded losses will be offset. Monthly, we will receive or pay a net settlement. This agreement was amended and restated October 1, 2010 to better reflect the current investment environment and to modify the treatment of claims under certain policies under which claims are not paid in the form of a single lump sum; the underlying terms described above remained unchanged. (Please see also description of Waiver of Premium - Coinsurance Funds Withheld Agreement between us and SLDI under "Reinsurance Ceded" above).

As of December 31, 2012 and 2011, reserves assumed by us under this agreement was $456.4 and $453.1, respectively.

Separate Accounts

Separate account assets and liabilities generally represent funds maintained to meet specific investment objectives of contract owners who bear the investment risk, subject, in limited cases, to certain minimum guarantees. Investment income and investment gains and losses generally accrue directly to such contract owners. The assets of each account are legally segregated and are not subject to claims that arise out of any of our other business or our affiliates.

Separate account assets supporting variable options under variable annuity contracts are invested, as designated by the contract owner or participant (who bears the investment risk subject, in limited cases, to minimum guaranteed rates) under a contract, in shares of mutual funds that are managed by us or our affiliates, or in other selected mutual funds not managed by us or our affiliates.

Variable annuity deposits are allocated to various subaccounts established within the separate account. Each subaccount represents a different investment option into which the contract owner may allocate premiums. The account value of a variable annuity contract is equal to the aggregate value of the subaccounts selected by the contract owner (including the value allocated to any fixed account), less fees and expenses. We offer investment options for our variable annuity contracts covering a wide range of investment styles, including large, mid and small cap equity funds, as well as fixed income alternatives. Therefore, unlike fixed annuities, under retail variable annuity contracts, contract owners bear the risk of investment gains and losses associated with the selected investment allocation. While we ceased new sales of our retail variable annuity products in March 2010, our existing variable annuity block of business contains certain guaranteed death and living benefits (described below) under which we bear specific risks associated with these benefits. Many of the variable annuity contracts issued by us are combination contracts offering both variable and fixed options under which some or all of the deposits may be allocated by the contract owner to a fixed account available under the contract.

Ratings

Our access to funding and our related cost of borrowing, requirements for derivatives collateral posting and the attractiveness of certain of our products to customers are affected by our credit ratings and insurance financial strength ratings, which are periodically reviewed by the rating agencies. Financial strength ratings and credit ratings are important factors affecting public confidence in an insurer and its competitive position in marketing products. The credit ratings are also important for the ability to raise capital through the issuance of debt and for the cost of such financing.

A downgrade in our credit ratings or the credit or financial strength ratings of our parent or rated affiliates could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees or LOCs, cause additional collateral requirements or other required payments under certain agreements, allow counterparties to terminate derivative agreements and/or hurt our relationships with creditors, distributors or trading counterparties thereby potentially negatively affecting our profitability, liquidity and/or capital. In addition, we consider nonperformance risk in determining the fair value of our liabilities. Therefore, changes in our credit or financial strength ratings or the credit or financial strength ratings of our Parent or rated affiliates may affect the fair value of our liabilities.

The following table presents our financial strength and credit ratings. In parentheses is an indication of that rating's relative rank within the agency's rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category. For each rating, the relative position of the rating within the relevant rating agency's ratings scale is presented, with "1" representing the best rating in the scale.

Company	A.M. Best	Fitch	Moody's	S&P
ING USA Annuity & Life Insurance
Financial Strength Rating	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A- (3 of 9)
Short-term Issuer Credit Rating	NR	NR	P-2 (2 of 4)	A-2 (2 of 8)

Rating Agency	Financial Strength Rating Scale	Short-term Credit Rating Scale
A.M. Best(1)	"A++" to "S"	"AMB-1+" to "d"
Fitch(2)	"AAA" to "C"	"F1" to "D"
Moody’s(3)	"Aaa" to "C"	"Prime-1" to "Not Prime"
S&P(4)	"AAA" to "R"	"A-1" to "D"
(1) A.M. Best’s financial strength rating is an independent opinion of an insurer's financial strength and ability to meet its ongoing insurance policy and contract obligations. It is based on a comprehensive quantitative and qualitative evaluation of a company's balance sheet strength, operating performance and business profile. Ratings from "aa" to "ccc" may be enhanced with a "+" (plus) or "-" (minus) to indicate whether credit quality is near the top or bottom of a category. A.M. Best’s short-term credit rating is an opinion to the ability of the rated entity to meet its senior financial commitments on obligations maturing in generally less than one year.
(2) Fitch’s financial strength ratings provide an assessment of the financial strength of an insurance organization. The IFS Rating is assigned to the insurance company's policyholder obligations, including assumed reinsurance obligations and contract holder obligations, such as guaranteed investment contracts. Within short-term ratings, a "+" or a "–" may be appended to a rating to denote relative status within major rating categories.
(3) Moody’s financial strength ratings are opinions of the ability of insurance companies to repay punctually senior policyholder claims and obligations. Moody's appends numerical modifiers 1, 2, and 3 to each generic rating classification from Aa through Caa. The modifier 1 indicates that the obligation ranks in the higher end of its generic rating category; the modifier 2 indicates a mid-range ranking; and the modifier 3 indicates a ranking in the lower end of that generic rating category. Moody’s short-term credit ratings are opinions of the ability of issuers to honor short-term financial obligations.
(4) S&P’s insurer financial strength rating is a forward-looking opinion about the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms. A "+" or "-" indicates relative strength within a category. An S&P credit rating is an assessment of default risk, but may incorporate an assessment of relative seniority or ultimate recovery in the event of default. Short-term credit ratings reflect the obligor's creditworthiness over a short-term time horizon.

Our ratings by S&P, Fitch, A.M. Best and Moody's reflect a broader view of how the financial services industry is being challenged by the current economic environment, but also are based on the rating agencies' specific views of our financial strength. In making their ratings decisions, the agencies consider past and expected future capital and earnings, asset quality and risk, profitability and risk of existing liabilities and current products, market share and product distribution capabilities and direct or implied support from parent companies.

Rating agencies use an "outlook" statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12 to 18 months the rating agency expects ratings to remain unchanged among companies in the sector. For a particular company, an outlook generally indicates a medium- or long-term trend in credit fundamentals, which if continued, may lead to a rating change.

Ratings actions affirmation and outlook changes by S&P, Moody's, Fitch and A.M. Best from December 31, 2011 and subsequently, through March 27, 2013, are as follows:

•
On January 7, 2013, Fitch affirmed the A- insurer financial strength ratings of ING U.S., Inc's operating subsidiaries, including us. Furthermore, Fitch removed all ratings from Ratings Watch Evolving and assigned a stable outlook to the ratings.

•
On July 23, 2012, A.M. Best affirmed our "A" financial strength rating and removed the ratings from "under review" with negative implications status. A.M. Best assigned a stable outlook to the ratings.

•	On April 17, 2012, Moody's affirmed our A3 insurance financial strength ratings with a stable outlook.

•	On March 7, 2012, S&P affirmed the A- financial strength ratings on us and our insurance affiliates. S&P removed all ratings from Credit Watch negative and assigned a Stable outlook.

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

We ceased new sales of retail variable annuity products in March 2010.  However, our existing variable annuity block of business contains certain guaranteed death and living benefits made available to contract owners as described below:

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

As of December 31, 2012 and 2011, the guaranteed value of these death benefits in excess of account values was estimated to be as follows:

(in billions)
2012
Net amount at risk, before reinsurance	$7.6
Net amount at risk, net of reinsurance	6.9
2011
Net amount at risk, before reinsurance	$9.6
Net amount at risk, net of reinsurance	8.7

The decrease in the guaranteed value of these death benefits was primarily driven by favorable equity market performance during 2012.

The additional liabilities recognized related to GMDB's, as of December 31, 2012 and 2011, were as follows:

2012
Separate account liability	$39,799.1
Additional liability balance	488.0
2011
Separate account liability	$39,356.9
Additional liability balance	510.3

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

We reinsured most of our living benefit guarantee riders to SLDI to mitigate the risk produced by such benefits.  This reinsurance agreement covers all of the GMIBs, as well as the GMWBs with lifetime guarantees (the "Reinsured living benefits").  The GMABs and the GMWBs without lifetime guarantees (the "Non-reinsured living benefits") are not covered by this reinsurance. The Non-reinsured living benefits are still covered by our variable annuity guarantee hedging program.

The following guaranteed living benefits information is as of December 31, 2012 and 2011:

	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
	2012
Net amount at risk, before reinsurance	$38.4	$5,219.1
Net amount at risk, net of reinsurance	38.4	—
	2011
Net amount at risk, before reinsurance	$63.2	$5,692.0
Net amount at risk, net of reinsurance	63.2	—

The net amount at risk for the reinsured living benefits is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contractholder over the current account value. The methodology used to calculate the net amount at risk partially reflects the current interest rate environment and also includes a provision for the expected mortality of the clients covered by these living benefits. The decrease in the net amount at risk of these living benefits from $5.7 billion to $5.2 billion was primarily driven by favorable market performance during 2012, combined with rollup provisions on the Reinsured living benefits.

The net amount at risk for the non-reinsured living benefits is equal to the guaranteed value of these benefits in excess of the account values, which is reflected in the table above.

The separate account liabilities subject to the requirements for additional reserve liabilities under ASC Topic 944 for minimum guaranteed benefits and the additional liabilities recognized related to minimum guarantees, by type, as of December 31, 2012 and 2011 were as follows:

	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
	2012
Separate account liability	$954.1	$29,753.4
Additional liability balance, net of reinsurance	76.0	1,511.8
	2011
Separate account liability	$1,105.9	$28,951.7
Additional liability balance, net of reinsurance	114.9	1,738.1

As of December 31, 2012 and 2011, the above additional liabilities for non-reinsured living benefits recorded by us, net of reinsurance, represent the estimated net present value of our future obligations for these benefits. The above additional liabilities for reinsured living benefits recorded by us, net of reinsurance, represent the present value of future claims less the present value of future attributed fees (GMWBLs) or the benefits ratio approach (GMIBs), less the reinsurance ceded reserve calculated under Accounting Standards Codification Topic 944. The additional liability for GMIBs was zero. The entire decrease in the additional liability balance for reinsured living benefits corresponds to the GMWBL liability which decreased mainly due to favorable market performance during the year partially offset by an increase in the liability due to lower interest rates.

Variable Annuity Guarantee Hedging Program

We primarily mitigate variable annuity market risk exposures through hedging, including hedging for the risks retained by us as well as hedging on behalf of SLDI under the combined coinsurance and coinsurance funds withheld agreement. Market risk arises primarily from the minimum guarantees within the variable annuity products, whose economic costs are primarily dependent on future equity market returns, interest rate levels, equity volatility levels and policyholder behavior. The variable annuity hedging program is used to mitigate our exposure to equity market and interest rate changes and to ensure that the required assets are available to satisfy future death benefit and living benefit obligations. While the variable annuity guarantee hedge program does not explicitly hedge statutory or U.S. GAAP reserves, as markets move up or down, in aggregate the returns generated by the variable annuity hedge program will significantly offset the statutory and U.S. GAAP reserve changes due to market movements.

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

Total return swaps are also used to mitigate the risk of the change in value of certain policyholder-directed separate account funds. These include fund classes such as emerging markets and real estate. They may also be used instead of futures of more liquid indices where it may be deemed advantageous. This hedging strategy is employed at our discretion based on current risk exposures and related transaction costs.

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
This causes regulatory reserves to increase and rating agency capital to decrease. To protect the residual risk to regulatory reserves and rating agency capital in a decreasing equity market, we implemented the use of a static capital hedge in 2008. In 2010, we shifted to the dynamic Capital Hedge Overlay ("CHO") program. The current CHO strategy is intended to actively mitigate equity risk to the regulatory reserves and rating agency capital of the Company. The hedge is executed through the purchase and sale of equity index futures and is designed to limit the uncovered reserve increase in an immediate down equity market scenario to an amount we believe prudent for ING U.S., Inc. This amount will change over time with market movements, changes in regulatory and rating agency capital and management actions.

Fixed Indexed Annuities

Interest on FIA's is credited based on allocations selected by a customer in one or more of the strategies we offer and upon policy parameters that we set. The FIA strategies include a fixed interest rate option, as well as several options based upon performance of various external financial market indices. Such indices may include equity indices, such as the S&P 500, or an interest rate benchmark, such as the change in LIBOR.

S&P 500 call options are purchased and written to hedge equity risk associated with the FIA contracts. We also use futures contracts and interest rate swaptions to hedge certain FIA contracts. The FIA hedging program is limited to currently accruing liabilities resulting from participation rates, that have already been set and measured using capital market valuation techniques. Future equity returns, which may be reflected in FIA credited rates beyond the current policy term, are not hedged.

Other Annuity Matters

During the third quarter of 2012 we conducted a periodic review of actuarial assumptions, including policyholder behavior assumptions. As a result of this review, Future policy benefits and contract owner account balances increased by approximately $113.0 driven primarily by an update to lapse rates on variable annuity contracts with lifetime living benefit guarantees. This amount excludes the net impacts of amortization of DAC/VOBA and DSI and reinsurance with SLDI. After these items, the net impact is immaterial to our financial position.

Other Insurance Products

Historically, the Company provided interest-sensitive, traditional life insurance and health insurance products. All health insurance has been ceded to other insurers and new policies are no longer written. We ceased the issuance of life insurance policies in 2001, and all life insurance business is currently in run-off. A certain portion of the assets held in the general account are dedicated to funding this block of business.

Derivatives

Our use of derivatives is limited mainly to economic hedging to reduce our exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, exchange rate risk and market risk. It is our policy not to offset amounts recognized for derivative instruments and amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement.

We enter into interest rate, equity market, credit default and currency contracts, including swaps, futures, forwards, caps, floors and options, to reduce and manage risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool. We also utilize options and futures on equity indices to reduce and manage risks associated with our annuity products. Open derivative contracts are reported as Derivatives assets or liabilities on the Balance Sheets at fair value. Changes in the fair value of derivatives are recorded in Net realized capital gains (losses) in the Statements of Operations.

If our current debt and claims paying ratings were downgraded in the future, certain terms in our derivative agreements may be triggered, which could negatively impact overall liquidity. For the majority of our counterparties, there is a termination event should our long-term debt ratings drop below BBB+/Baal.

We also have investments in certain fixed maturities and have issued certain annuity products, that contain embedded derivatives whose fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads. Embedded derivatives within fixed maturities are included with the host contract on the Balance Sheets and changes in fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Statements of Operations. Embedded derivatives within certain annuity products are included in Future policy benefits and contract owner account balances on the Balance Sheets and changes in the fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Statements of Operations.

In addition, we have entered into two coinsurance with funds withheld arrangements that each contain an embedded derivative, the fair value which is based on the change in the fair value of the underlying assets held in trust. The embedded derivative within the coinsurance funds withheld arrangement is included in Funds held under reinsurance treaties with affiliates on the Balance Sheets and changes in the fair value are recorded in Interest credited and other benefits to contract owners in the Statements of Operations.

Deposits and Reinsurance Recoverable

We utilize reinsurance agreements to reduce our exposure to large losses in most aspects of our insurance business. Such reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge our primary liability as direct insurer of the risks reinsured. We evaluate the financial strength of potential reinsurers and continually monitor the financial condition of reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on our Balance Sheets.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Through the normal course of investment operations, we commit to either purchase or sell securities, commercial mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments.

As of December 31, 2012 and 2011, we had off-balance sheet commitments to purchase investments equal to their fair value of $304.7 and $255.3, respectively.

As of December 31, 2012, we had certain contractual obligations due over a period of time as summarized in the following table.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Purchase obligations(1)	$304.7	$304.7	$—	$—	$—
Reserves for insurance obligations(2)	31,556.7	3,786.5	6,797.9	5,512.7	15,459.6
Pension obligations(3)	15.3	1.5	3.0	3.0	7.8
Long-term debt(4)	1,040.9	28.2	56.3	56.4	900.0
Operating lease obligations(5)	33.6	7.2	14.5	11.9	—
Securities lending and repurchase agreements	138.9	138.9	—	—	—
Total	$33,090.1	$4,267.0	$6,871.7	$5,584.0	$16,367.4
(1) Purchase obligations consist primarily of outstanding commitments under limited time within the term of the partnership. The exact timing of funding these commitments, however, cannot be estimated. Therefore, the total amount of the commitments is included in the category "Less than 1 Year."
(2) Reserves for insurance obligations consist of amounts required to meet our future obligations for future policy benefits and contract owner account balances. Amounts presented in the table represent estimated cash payments under such contracts, including significant assumptions related to the receipt of future premiums, mortality, morbidity lapse, renewal, retirement, disability and annuitization comparable with assumptions used in amortizing deferred policy acquisition costs. All estimated cash payments are undiscounted for the time value of money.
(3) Pension obligations consist of actuarially-determined pension obligations, contribution matching obligations and other supplemental retirement and insurance obligations, under various benefit plans.
(4) Long-term debt, including interest, consists of the following:

•
A surplus note in the principal amount of $35.0 and the related interest payable with our affiliate, SLD. As of December 31, 2012, the outstanding principal, interest rate and maturity date, of the surplus note were $35.0, 8.0% and December 7, 2029, respectively.

•
Surplus notes in the aggregate principal amount of $400.0 and the related interest payable, with our affiliates, ING Life Insurance and Annuity Company, RLI and SLDI. As of December 31, 2012, the aggregate amount of outstanding principal, interest rate and maturity date of these surplus notes were $400.0, 6.3% and December 29, 2034, respectively.

(5) Operating lease obligations relate to the rental of office space under various non-cancelable operating lease agreements, the longest term of which expires in 2017 and the anticipated fees from the abandonment and disposition of leased property.

Repurchase Agreements

We engage in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase our return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. We enter into dollar rolls by selling existing MBS and concurrently entering into an agreement to repurchase similar securities within a short time frame at a lower price. Under repurchase agreements, we borrow cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledge collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to us and we, in turn, repay the loan amount along with the additional agreed upon interest. We require that all times during the term of the dollar rolls and repurchase agreements that cash or other collateral types obtained is sufficient to allow us to fund substantially all of the cost of purchasing replacement assets. Cash received is invested in short-term investments, with the offsetting obligation to repay the loan included as an Other liability on the Balance Sheets.

The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions and the related repurchase obligation are included in Securities pledged and Short-term debt, respectively, on the Balance Sheets. As of December 31, 2012 and 2011 we did not have any securities pledged in dollar rolls and repurchase agreement transactions.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. Our exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments. We believe the counterparties to the dollar rolls and repurchase agreements are financially responsible and that the counterparty risk is minimal.

Securities Lending

We engage in securities lending whereby certain domestic securities from our portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. For portions of the program, the lending agent retains 5% of the collateral deposited by the borrower and transfers the remaining 95% to us. For other portions of the program, the lending agent retains the cash collateral. Collateral retained by the agent is invested in liquid assets on our behalf. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. As of December 31, 2012 and 2011, the fair value of loaned securities was $134.7 and $233.0, respectively, and is included in Securities pledged on the Balance Sheets. As of December 31, 2012 and 2011, collateral retained by the lending agent and invested in liquid assets on our behalf was $138.9 and $248.3, respectively, and recorded in Short-term investments under securities loan agreement, including collateral delivered on the Balance Sheets. As of December 31, 2012 and 2011, liabilities to return collateral of $138.9 and $248.3, respectively, are included in Payables under securities loan agreement, including collateral held on the Balance Sheets.

Statutory Capital and Risk-Based Capital

Our primary regulator, the State of Iowa Insurance Division (the "Division") recognizes only statutory accounting practices prescribed or permitted by the State of Iowa for determining and reporting the financial condition and results of operations of an insurance company and for determining its solvency under the Iowa Insurance Law. The National Association of Insurance Commissioners' ("NAIC") Accounting Practices and Procedures Manual has been adopted as a component of prescribed or permitted practices by the State of Iowa.

We are subject to minimum RBC requirements established by the Division. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital ("TAC"), as defined by the NAIC, to authorized control level RBC, as defined by the NAIC. We exceeded the minimum RBC requirements that would require any regulatory or corrective action for all periods presented herein.

We are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Division. Such statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities and contract owner account balances using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Certain assets that are not admitted under statutory accounting principles are charged directly to surplus. Depending on the regulations of the Division, the entire amount or a portion of an insurance company's asset balance can be nonadmitted based on the specific rules regarding admissibility. The most significant nonadmitted assets are typically deferred tax assets.

The December 2011 variable annuity assumption changes undertaken by us in the fourth quarter of 2011 resulted in an increase in gross statutory reserves with respect to variable annuity guaranteed living benefits which are ceded to SLDI under an automatic reinsurance agreement between the Company and SLDI. See "Reinsurance Agreements" included in Liquidity and Capital Resources in this Part II, Item 7. SLDI's increased credit for reinsurance obligations with respect to the increase in ceded statutory reserves is supported in part by a $1.5 billion unconditional and irrevocable letter of credit issued by ING Bank N.V. on December 31, 2011, which matures on December 31, 2031. The letter of credit is issued pursuant to a Contingent Capital Letter of Credit Facility Agreement between ING Bank and SLDI. $750.0 of the $1.5 billion is not confirmed by a qualifying US financial institution recognized by the NAIC SVO ("unconfirmed"). The Division allows the Company to accept the unconfirmed letter of credit and take reserve credit for the letter of credit with respect to the variable annuity guaranteed living benefits ceded under the reinsurance agreement between the Company and SLDI and it is not a permitted practice. The remaining $750.0 letter of credit issued under the Contingent Capital Letter of Credit Facility Agreement is confirmed by a qualifying US financial institution recognized by the NAIC SVO.

Effective January 1, 2012, we adopted statutory basis of accounting SSAP No. 101, Income Taxes ("SSAP 101"), a replacement of SSAP No. 10R and SSAP No. 10. SSAP 101 provides revised statutory accounting principles for current and deferred federal income taxes. There is a three part admissibility test for calculating admitted deferred tax assets. The first part of the admissibility test requires a reversal period that corresponds to the tax loss carryback provisions of the Internal Revenue Code (not to exceed three years). The second part of the admissibility test establishes reversal periods and surplus limitation parameters (one year and 10 percent or three years and 15 percent) based upon RBC levels. The third part of the admissibility test adds a requirement that the reporting entity offset gross deferred tax assets against deferred tax liabilities (considering the reversal patterns of temporary differences). The effect on our 2012 statutory-based financial statements of adopting this change in accounting principle at January 1, 2012 was an increase to statutory-based total assets and statutory-based capital and surplus of $67.8.

The sensitivity of our statutory reserves and surplus established for variable annuity contracts and guaranteed benefit riders to changes in the equity markets will vary depending on the magnitude of the decline. The sensitivity will be affected by the level of account values relative to the level of guaranteed amounts, product design and reinsurance. Statutory reserves for variable annuities depend upon the cumulative equity market impacts on the business in force and therefore result in non-linear relationships with respect to the level of equity market performance within any reporting period.

The statutory reserves and surplus for certain long-dated floating rate GICs are sensitive to changes in forward interest rates. The statutory reserves are based on the present value of the future contract payments, including interest credited, discounted at prescribed statutory rates. Increases in forward interest rates will increase the reserves and decreases in forward interest rates will decrease the reserves.

RBC is also affected by the product mix of the in force book of business (i.e., the amount of business without guarantees is not subject to the same level of reserves as the business with guarantees). RBC is an important factor in the determination of the credit and financial strength ratings of us. Declines in the market value of our separate account assets can increase the reserves for certain guaranteed benefits, even though we reinsure many of our guaranteed living benefits. Future declines in the market values of our separate account assets could cause future reductions in our surplus, which may also impact RBC.

Further, our statutory credit for reinsurance taken under the reinsurance agreement with SLDI covering our guaranteed living benefits is subject to uncertainty arising from the offshore reinsurer's ability to provide letters of credit from lending banks under adverse market conditions. We are taking various steps to develop alternative sources of credit for reinsurance collateral.

The Iowa Insurance Division recognizes as capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Division. Our statutory capital and surplus was $2.2 billion as of December 31, 2012 and 2011.

See also Item 7. "Liquidity and Capital Resources - Reinsurance Agreements and Minimum Guarantees," contained herein.

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

ING has announced the anticipated separation of its banking and insurance businesses. While all options for effecting this separation remain open, ING has announced that the base case for this separation includes an initial public offering ("IPO") of ING U.S., Inc. which constitutes ING's U.S.-based retirement, investment management and insurance operations, including us. ING anticipates selling a portion of its ownership interest in ING U.S., Inc. in the IPO and thereafter divesting its ownership interest over time, while all options remain open. ING U.S., Inc. and its subsidiaries, including us, are actively engaged in numerous projects across the enterprise to become ready for an IPO. While the base case is an IPO, it is possible that ING's divestment of ING U.S., Inc. and its subsidiaries, including us, may take place by means of a sale to a single buyer or group of buyers. ING U.S., Inc. filed a registration statement on Form S-1 with the SEC on November 9, 2012, which was amended on January 23, 2013 and March 19, 2013, in connection with the proposed IPO of its common stock.

Volatile capital market conditions commencing in the fourth quarter of 2008 and continuing into 2009, coupled with numerous changes in regulatory and accounting requirements and changes in policyholder behavior as a result of the recent changed economic environment, presented extraordinary challenges to actuarial reserve valuation methodologies and controls. In 2009, we initiated actions to review and strengthen our systems, processes and internal controls, including those with respect to actuarial calculations on fixed and variable annuity products. Management has substantially completed this review and the identified corrective actions and will continue to monitor the effectiveness of internal controls going forward as a part of our ongoing practices.

On June 14, 2012, our affiliate ING North America Insurance Corporation announced that it had entered into a seven-year agreement with Cognizant Technology Solutions U.S. Corporation ("Cognizant") to receive a comprehensive array of insurance business process services. Under the terms of the agreement, which was executed on August 16, 2012, Cognizant made employment offers to more than 1,000 employees of subsidiaries of ING U.S., Inc., most of whom were employed by certain of our U.S. affiliates and may have provided services to us from time to time and approximately 220 of whom we employed. Employees who accepted offers of employment with Cognizant will continue to perform comparable roles to those they previously performed, either for us or our applicable affiliates. We do not expect these matters to have a material financial or operational impact on us.

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, see the Note for Business, Basis of Presentation and Significant Accounting Policies in our Financial Statements.

Recently Enacted Legislation

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which effects comprehensive changes to the regulation of financial services in the United States. The Dodd-Frank Act directs existing and newly-created government agencies and bodies to conduct certain studies and promulgate a multitude of regulations implementing the law, a process that is underway and is expected to continue over the next few years. While some studies have already been completed and the rule-making process is well underway, there continues to be significant uncertainty regarding the results of ongoing studies and the ultimate requirements of those regulations that have not yet been adopted. We cannot predict with certainty how the Dodd-Frank Act and such regulations will affect the financial markets generally, or impact our business, ratings, results of operations, cash flows or financial condition.

The Dodd-Frank Act created a new agency, the FSOC, which is authorized to subject nonbank financial companies to the supervision of the Federal Reserve if the FSOC determines that material financial distress at the company or the scope of the company's activities could pose risks to the financial stability of the United States. If we or ING U.S., Inc. were designated by the FSOC as a systemically significant nonbank financial company subject to supervision by the Federal Reserve, we would become subject to a comprehensive system of prudential regulation, including, among other matters, minimum capital requirements, liquidity standards, credit exposure requirements, maintenance of resolution plans, stress testing, management interlock prohibitions, additional fees and assessments and restrictions on proprietary trading and other investments (including restrictions similar to the so-called "Volcker Rule" on our proprietary trading activity or our ability to sponsor or invest in certain types of investment funds). The exact scope and consequences of these standards and requirements are subject to ongoing rulemaking activity by various federal banking regulators and therefore are currently unclear. However, this comprehensive system of prudential regulation, if applied to ING U.S., Inc. or us, would significantly impact the manner in which we operate and could materially and adversely impact the profitability of one or more of our business lines or the level of capital required to support our activities. As long as we and ING U.S., Inc. continue to be controlled by ING, the FSOC may consider ING U.S., Inc. and its subsidiaries, including us, together with ING's other operations in the United States for purposes of making this determination. Therefore, while we believe it is unlikely that ING U.S., Inc. and its subsidiaries, including us, either on a standalone basis or together with ING's other operations in the United States, will ultimately receive this designation, there is a greater likelihood of such a designation being made for as long as we are controlled by ING Group.

In addition, the Dodd-Frank Act contains numerous other provisions, some of which may have an impact on us. These include:

•
The FSOC may recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices we and other insurers or other financial services companies engage in if the FSOC determines that those activities or practices could create or increase the risk that significant liquidity, credit or other problems spread among financial companies. We cannot predict whether any such recommendations will be made or their effect on our business, results of operations, cash flows or financial condition.

•
The Dodd-Frank Act creates a new framework for regulating OTC derivatives, which may increase the costs of hedging and other permitted derivatives trading activity undertaken by us. Under the new regulatory regime and subject to certain exceptions, certain standardized OTC derivatives will be cleared through a centralized clearinghouse and executed on a centralized exchange commencing in 2013. It establishes new regulatory authority for the SEC and the CFTC over derivatives and parties to derivatives transactions including "swap dealers," "security-based swap dealers," "major swap participants and "major security-based swap participants," as well as end users of derivatives. In addition to mandatory central clearing of certain derivatives, such market participants may be subject to significant regulatory requirements including registration, reporting and recordkeeping, capital and margin and trade execution requirements. Based on final rules jointly developed by the CFTC and the SEC which became effective July 23, 2012, we do not believe we should be considered a "swap dealer," "security-based swap dealer," "major swap participant," or "major security-based swap participant" as defined in the regulation. However, the transition to central clearing and the new regulatory regime governing derivatives still presents potentially significant business and operational risk for us which could materially and adversely impact both the cost and our ability to effectively hedge various risks, including equity and interest rate market risk features within many of our insurance and annuity products. The CFTC and SEC also jointly adopted final rules, which (subject to certain exceptions) became effective on October 12, 2012, to further define the terms "swap" and "security-based swap," and to clarify that certain products (i) issued by entities subject to supervision by the insurance commissioner (or similar official or agency) of any state or by the United States or an agency or instrumentality thereof (the "Provider Test") and (ii) regulated as insurance or otherwise enumerated by rule are excluded from the definition of a "swap" and "security-based swap. "Thus, companies would not be considered "swap dealers," "security-based swap dealers," "major swap participants" or "major security-based participants" as a result of issuing such insurance products. In addition, any insurance contracts which might otherwise be included within the definition of "swap" or "security-based swap" which were issued on or before the effective date of the rules will be grandfathered and thereby excluded from the definitions, as long as the issuer satisfies the Provider Test. However, the rulemaking does not extend the exemption to certain products issued by insurance companies including GICs, synthetic GICs, funding agreements, structured settlements and deposit administration contracts which the CFTC and SEC determined should be considered in a facts and circumstances analysis. As a result, there remains some uncertainty regarding the applicability of the definitions of "swap" and "security-based swap" to some products offered by us. We do not believe our products come within the definition of "swap" or "security-based swap." However, if any products issued by us meet the criteria for either definition they would be subject to regulation under the Dodd-Frank Act, including clearing of certain standardized transactions through a centralized clearinghouse, execution of certain standardized trades on a centralized exchange and related reporting requirements.

•
The Dodd-Frank Act established a Federal Insurance Office within the Treasury Department to be headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the FSOC, making recommendations to the FSOC regarding insurers to be designated for more stringent regulation and representing the U.S. in the negotiation of international insurance agreements with foreign insurance regulators. The director is also required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity through either a federal charter or effective action by the states.

•
The Dodd-Frank Act established the Consumer Financial Protection Bureau (the "CFPB") as an independent agency within the Federal Reserve to regulate consumer financial products and services offered primarily for personal, family or household purposes, with rule-making and enforcement authority over unfair, deceptive or abusive acts and practices. However, the legislation does not give the CFPB jurisdiction over insurance products or services, or over persons regulated by a state insurance regulator, subject to exceptions for certain non-insurance consumer financial products or services. In addition, broker-dealers and investment advisers are not subject to the CFPB's jurisdiction when acting in their registered capacity. Employee benefit plans and other retirement products are generally excluded from the CFPB's jurisdiction; however, certain types of employee benefit plans and retirement products may become subject to the CFPB's jurisdiction upon a joint written request by the DOL and the Treasury Department. We believe we offer a very limited number of products subject to regulation by the CFPB, although it is possible that the CFPB will assert jurisdiction more expansively than anticipated.

Until final regulations are promulgated pursuant to the Dodd-Frank Act, the full impact of the Dodd-Frank Act on our businesses, products, results of operation and financial condition will remain unclear.

International and National Regulatory Initiatives

Certain international and national regulatory initiatives may affect us as a consequence of our affiliation with ING. The causes of the recent financial crisis are being actively reviewed by lawmakers around the world, who are exploring steps to avoid similar problems in the future. In many respects, this work is being led by the Financial Stability Board ("FSB"), which consists of representatives of national financial authorities of the Group of Twenty ("G20") nations. The FSB, along with the G20, have issued a series of papers and recommendations intended to produce significant changes in how financial companies, particularly companies that are members of large and complex financial groups, should be regulated. These proposals address such issues as financial group supervision, capital and solvency standards, systemic risk, corporate governance including executive compensation, and a host of related issues associated with responses to the financial crisis. The FSB, for example, has proposed to designate certain companies as systemically significant, similar to the approach the FSOC may take in connection with systemically significant banks and non-bank financial companies under the Dodd-Frank Act. Legislators and regulatory authorities in a number of jurisdictions in which ING Group operates have already begun introducing legislative and regulatory changes consistent with G20 and FSB recommendations as well as their own initiatives in a number of policy areas. In addition, the prudential regulation of insurance and reinsurance companies across the European Economic Area is due for significant change under the Solvency II Directive, which was adopted on November 25, 2009 and is expected to come into force in January 2014, The Solvency II Directive will effect a full revision of the European insurance industry's solvency framework and prudential regime (in particular minimum capital and solvency requirements, governance requirements, risk management and public reporting standards) and will impose, among other things, group level supervision mechanisms.

U.S. Legislative and Regulatory Initiatives

Legislative proposals, which have been or may again be considered by Congress, include changing the taxation of annuity benefits, changing the tax treatment of insurance products relative to other financial products and changing life insurance company taxation.  Some of these proposals, if enacted, either on their own or as part of either an omnibus deficit reduction package or a comprehensive revision of the Internal Revenue Code could have a material adverse effect on life insurance, annuity and other retirement savings product sales, while others could have a material beneficial effect. Administrative budget proposals to disallow insurance companies a portion of the dividends received deduction in connection with variable product separate accounts could increase the cost of such products to policyholders. The SEC has indicated it may propose rules creating an uniform standard of conduct applicable to broker dealers and registered investment advisers which, if finalized, may affect the distribution of our products.

Dutch State Transactions and Restructuring Plan

In November 2009, the 2009 Restructuring Plan received formal EC approval and the separation of insurance and banking operations and other components of the 2009 Restructuring Plan were approved by ING Group's shareholders. On January 28, 2010, ING announced the filing of its appeal with the General Court of the European Union against specific elements of the EC's decision regarding the 2009 Restructuring Plan.

On March 2, 2012, the General Court handed down its judgment in relation to ING Group's appeal and annulled part of the EC's state aid decision. Subsequently, the EC filed an appeal against the General Court's judgment before the Court of Justice of the European Union. In parallel, the EC adopted a decision on May 11, 2012 that re-approved the state aid granted to ING Group as compatible with the internal market on the basis of ING Group's 2009 Restructuring Plan. On the same date, the EC adopted an interim decision which opened an investigation concerning certain amendments and elements of the 2009 Restructuring Plan (the “Investigation”). On November 19, 2012, ING Group and the EC announced that the EC approved the 2012 Amended Restructuring Plan. The deadline as agreed with the EC in the 2012 Amended Restructuring Plan requires ING Group to divest at least 25% of ING U.S., Inc. and its subsidiaries, including the Company by December 31, 2013, more than 50% of ING U.S., Inc. and its subsidiaries, including the Company by December 31, 2014, and 100% of ING U.S., Inc. and its subsidiaries, including the Company by December 31, 2016. The divestment of 50% of ING U.S., Inc. and its subsidiaries, including the Company is measured in terms of a divestment of over 50% of the shares of ING U.S., Inc., the loss of ING Group's majority of directors on ING U.S., Inc.'s board of directors and the accounting deconsolidation of ING U.S., Inc. and its subsidiaries, including the Company (in line with IFRS accounting rules). The Investigation has been finalized by the EC and ING Group's appeal against the EC's May 11, 2012 decision has been withdrawn. In case ING Group does not satisfy its commitment to divest ING U.S., Inc. and its subsidiaries, including the Company as agreed with the EC, the Dutch State will renotify the recapitalization measure to the EC. In such a case the EC may require additional restructuring measures or take enforcement actions against ING Group, or, at the request of ING Group and the Dutch State, could allow ING Group more time to complete the divestment.

In addition to these divestment requirements, the 2012 Amended Restructuring Plan also places certain conditions and restrictions on ING Group's business and operations, which could also apply to our business and operations. We may be subject to all or a portion of these requirements while we are controlled by ING Group and possibly as long as ING Group has a sufficient interest in the common stock of ING U.S., Inc.

The 2012 Amended Restructuring Plan requires ING Group to refrain from acquisitions of financial institutions and, if it would delay ING Group's repayment of state aid, from acquisitions of any other businesses. As a result, we may be prevented from making any such acquisition for so long as ING Group continues to hold a sufficient interest in our parent, ING U.S., Inc. In certain cases, the EC may grant its approval for an acquisition that would otherwise be prohibited by the 2012 Amended Restructuring Plan, in particular if such acquisition is essential in order to safeguard financial stability or competition in relevant markets. This acquisition ban will apply until the earlier of November 18, 2015, and the date on which ING Group has divested more than 50% of its insurance and investment management operations in each of Asia, the United States and Europe.

The 2012 Amended Restructuring Plan also places limitations on ING Group's ability to call or buy back Tier 2 capital and Tier 1 hybrid debt instruments until the earlier of November 18, 2014 or the date on which ING Group has fully repaid the Core Tier 1 securities to the Dutch State (including the relevant accrued interest on Core Tier 1 coupons and exit premium fees) and contains provisions regarding its exposure to RMBS and CMBS securities. To the extent that these limitations or provisions apply to us, we may be restricted in our ability to acquire RMBS and CMBS, or to redeem any hybrid debt instruments we may issue in the future.

For purposes of the 2012 Amended Restructuring Plan, the manner in which we conduct businesses that we have designated as a run-off business is subject to certain considerations and restrictions, which include a prohibition on underwriting new policies. Pursuant to the 2012 Amended Restructuring Plan, ING Group must also explore the possibility of terminating existing policies and adjusting the terms of policies to make them more favorable to the insurer. Moreover, ING Group must manage such run-off businesses in a manner that minimizes exposure to risk, including through a conservative hedging policy, which may limit ING Group's ability to allocate capital and may require it to further separate businesses or business units. These requirements may place imitations on our ability to operate these businesses in the manner we believe to be the most economically advantageous, and could affect our ability to pursue new business that we believe would be profitable.

In operating our business, we have to abide by these requirements of the EC, including any future decisions, guidance or interpretation of the EC, that may be applicable to ING U.S., Inc. as long as we are controlled by ING Group and possibly as long as ING Group has a sufficient interest in the common stock of ING U.S., Inc. These requirements, in turn, may limit our ability to take advantage of market conditions and growth opportunities, and we may be unable to undertake certain acquisitions, engage in particular lines of business or conduct certain financing activities. We may also be required to divest certain assets and be restricted in our ability to operate run-off businesses, and may be adversely affected in our ability to maintain or grow market share.

Contingencies

For information regarding other contingencies related to legal proceedings, regulatory matters and other contingencies involving us, see Business, Basis of Presentation and Significant Accounting Policies note and Commitments and Contingencies note to the Financial Statements included in Part II, Item 8., herein.

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

The fixed account liabilities are supported by a general account portfolio principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This enables us to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. Our asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. In executing this strategy, we use derivative instruments to manage these risks. Our derivative counterparties are of high credit quality. As of December 31, 2012, we had net derivative assets with a fair value of $581.7.

On the basis of these analyses, management believes there is currently no material solvency risk to us.

Interest Rate Risk

We define interest rate risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from our primary activity of investing fixed annuity premiums and guaranteed investment contract deposits received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. We manage the interest rate risk in our general account investments relative to the interest rate risk in our liabilities. The current product portfolio also includes products where interest rate risks are entirely or partially passed on to the contract owner, thereby reducing our exposure to interest rate movements. We are also subject to interest rate risk on our variable annuity business, as a sustained decline in interest rates or a prolonged period of low interest rates may subject us to higher cost of guaranteed benefits and increased hedging costs. Changes in interest rates can impact present and future earnings, the levels of new sales, surrenders, or withdrawals.

The following schedule demonstrates the potential changes in the annual earnings from an instantaneous, parallel increase/decrease in interest rates of 1% on December 31, 2012. These changes to income could relate to future investment income, interest paid to contract owners, market-value adjustments, amortization of DAC, VOBA and DSI sales levels, or any other net income item that would be affected by interest rate changes. The effect of interest rate changes is different by product. In addition, we have estimated the impact to December 31, 2012 Shareholder's equity for the same instantaneous change in interest rates.

Interest rate sensitivity and effect on Net income and Shareholder's equity(1):

	Effect on Net Annual Income for 2012	Effect on Shareholder's Equity as of December 31, 2012
Increase of 1%	$419.1	$419.1
Decrease of 1%	(438.2)	(438.2)

The above analysis includes the following changes in DAC, VOBA and DSI related to an instantaneous, parallel increase/decrease in interest rates.

Interest rate sensitivity and effect on DAC, VOBA and DSI(2):

	Effect on Amortization of DAC, VOBA and DSI for 2012	Effect on DAC, VOBA and DSI Assets as of December 31, 2012
Increase of 1%	$249.8	$(249.8)
Decrease of 1%	(417.4)	417.4

(1)	Excludes the effect on Accumulated other comprehensive income (loss) from changes in unrealized capital gains (losses) on available-for-sale securities and related DAC, VOBA, DSI and tax effects.

(2)	Excludes the effect on DAC, VOBA and DSI related to changes in unrealized capital gains (losses) on available-for-sale securities.

Equity Market Risk

Our operations are significantly influenced by changes in the equity markets. Our profitability depends largely on the amount of AUM, which is primarily driven by the level of net flows (i.e. sales and recurring deposits, less surrenders and other out flows), equity market appreciation and depreciation.

Prolonged and precipitous declines in the equity markets can have a significant impact on our operations. Lower AUM will have a negative impact on our financial results, primarily due to lower fee income on variable annuities, as well as increased costs for guaranteed benefits and hedging. Furthermore, we may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate account move to the general account and we are unable to earn an acceptable investment margin, particularly in light of the low interest rate environment and the presence of contractually guaranteed interest credited rates.

In addition, prolonged declines in the equity market may also decrease our expectations of future gross profits, which are utilized to determine the amount of DAC, VOBA and DSI to be amortized in a given financial statement period. A significant decrease in our estimated gross profits would require us to accelerate the amount of amortization of DAC, VOBA and DSI in a given period, potentially causing a material adverse deviation in the period's Net income.

The following schedule demonstrates the potential changes in the annual earnings resulting from an instantaneous increase/decrease in equity markets of 10% on December 31, 2012. These changes to income could relate to future fee income, reserves for guaranteed benefit payments, hedging gains (losses), unrealized or realized capital gains (losses), amortization of DAC, VOBA and DSI, or any other net income item that would be affected by a substantial change to equity markets. In addition, we have estimated the impact to Shareholder's equity as of December 31, 2012 for the same instantaneous change in equity markets.

Equity sensitivity and effect on Net income and Shareholder's equity(1):

	Effect on Net Income for 2012	Effect on Shareholder's Equity as of December 31, 2012
Increase of 10%	$(25.1)	$(25.1)
Decrease of 10%	70.4	70.4

The above analysis includes the following changes in DAC, VOBA and DSI related to an instantaneous increase/decrease in equity markets.

Equity sensitivity and effect on DAC, VOBA and DSI:

	Effect on Amortization of DAC, VOBA and DSI for 2012	Effect on DAC, VOBA and DSI Assets as of December 31, 2012
Increase of 10%	$239.0	$(239.0)
Decrease of 10%	(320.7)	320.7

(1)	Excludes the effect on Accumulated other comprehensive income (loss) from changes in unrealized capital gains (losses) on available-for-sale securities and related DAC, VOBA, DSI and tax effects.

Hedging of Minimum Guarantees

While we ceased new sales of our retail variable annuity products in March 2010, our existing variable annuity block of business contains guaranteed death and living benefits, including GMDBs, GMIBs, GMWBs, GMWBLs and GMABs. See Part II, Item 7., discussion of Minimum Guarantees under Liquidity and Capital Resources.

The liabilities associated with GMDBs and GMIBs are recorded in accordance with current U.S. GAAP guidance for certain nontraditional long-duration contracts for separate accounts. The liabilities associated with GMABs, GMWBs and GMWBLs represent embedded derivative liabilities within variable annuities, which are required to be reported separately from the host variable annuity contract and are carried at fair value in accordance with current U.S. GAAP guidance for derivatives and fair value measurements and are reported in Future policy benefits and contract owner account balances in the Balance Sheets. Certain of these liabilities have been ceded under various reinsurance contracts.

Liabilities for all guaranteed death and living benefits are calculated based on actuarial assumptions related to projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning contract owner behavior. These liability assumptions, such as lapses, partial withdrawals and mortality, are based on our experience and are, where appropriate, consistent with those used for DAC, VOBA and DSI.

Declines in the equity market may increase our net exposure to the death and living benefit guarantees offered under these contracts. Such declines would cause a decrease in account values and increase the possibility that we may be required to pay amounts related to these guarantees. The following schedule demonstrates the potential change in the 2012 reserve liabilities, net of reinsurance, for minimum guarantees resulting from an instantaneous increase/decrease in equity markets of 10% on December 31, 2012.

	Effect on Reserves (Net of Reinsurance)
	GMDBs	GMIBs	GMABs	GMWBs	GMWBLs
Increase of 10%	$(87.4)	$—	$(2.8)	$(8.9)	$(231.4)
Decrease of 10%	105.8	—	3.4	11.5	286.2

In order to hedge equity risk associated with guaranteed death and living benefits, we enter into futures positions on various public market indices chosen to closely replicate contract owner variable fund returns. We use market consistent valuation techniques to establish our derivative positions and to rebalance the derivative positions in response to market fluctuation.

Other risks posed by market conditions, such as our volatility risk and risks posed by contract owner experience, such as surrender and mortality experience deviations, while measured and modeled, are not explicitly mitigated by this program.

For those risks addressed by the variable annuity guarantee hedging program, we are exposed to the risk that the market indices will not adequately replicate actual contract owner variable fund growth. Any differences between actual results and the market indices result in income volatility.

We define interest rate risk as the risk of an economic loss due to adverse changes in interest rates. We are subject to interest rate risk on our variable annuity business, as a sustained decline in interest rates may subject us to higher cost of guaranteed benefits and increased hedging costs.

We use product design, pricing and derivative strategies to reduce the adverse effects of interest rate movement. Product design and pricing strategies can include the use of surrender charges and withdrawal restrictions. For Variable Annuity contracts with Guaranteed Living benefits, the contract holder may elect to receive income benefits over the remainder of their lifetime. We use derivatives such as interest rate swaps to hedge a portion of the interest rate risk associated with this type of guarantee.

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve, reflecting changes in either credit spreads or risk-free rates. The following tables present the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of December 31, 2012. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	Effect on Reserves (Net of Reinsurance)
	GMDBs	GMIBs	GMABs	GMWBs	GMWBLs
Increase of 1%	$—	$—	$(3.0)	$(16.3)	$(800.8)
Decrease of 1%	—	—	3.0	18.9	1,009.9

Hedging of Indexed Annuity Guarantees

We record an embedded derivative liability for our FIA contracts for interest payments to contract holders above the minimum guaranteed interest rate. The guarantee is treated as an embedded derivative and is required to be accounted for separately from the host contract. The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by market implied assumptions.

The following schedule demonstrates the potential changes in the 2012 FIA embedded derivative liabilities resulting from an instantaneous, parallel increase/decrease in interest rates of 1% on December 31, 2012.

Effect on Reserves for 2012
Increase of 1%	$(83.3)
Decrease of 1%	83.2

The following schedule demonstrates the potential changes in the 2012 FIA embedded derivative liabilities resulting from an instantaneous increase/decrease in equity markets of 10% on December 31, 2012.

Effect on Reserves for 2012
Increase of 10%	$106.9
Decrease of 10%	(155.4)

We mitigate FIA market risk exposures through a combination of capital market hedging, product design and capital management. For the FIA products, these risks stem from the minimum guaranteed interest rate offered and the additional interest credits (Equity

Participation or Interest Rate Participation) based on exposure to various stock market indices or the 3-month LIBOR. The minimum guarantees and stock market exposures are dependent on capital markets and, to a lesser degree, policyholder behavior.

We mitigate this exposure in two ways. We hedge FIA equity exposure by purchasing over the counter ("OTC") equity index call options from broker-dealer derivative counterparties who generally have a minimum credit rating of A3 from Moody's and A- from S&P, and we hedge FIA equity exposure by purchasing exchange traded equity index futures contracts.

Additionally, the credited rate mechanism for certain FIA contracts exposes us to changes in interest rate benchmarks. We mitigate this exposure by purchasing OTC interest rate swaptions from broker-dealer derivative counterparties who generally have a minimum credit rate of A3 from Moody's and A- from S&P. For each broker-dealer counterparty, our derivative exposure to that counterparty is aggregated with any fixed income exposure to the same counterparty and is maintained within applicable limits.

These hedge programs are limited to the current policy term of the liabilities, based on current participation rates. Future returns, which may be reflected in FIA credited rates beyond the current policy term, are not hedged.

While the FIA hedging program does not explicitly hedge statutory or U.S. GAAP income volatility, the FIA hedging program tends to mitigate the statutory and U.S. GAAP reserve changes associated with movements in the equity market and 3-month LIBOR, since a key component in the calculation of statutory and U.S. GAAP reserves is the market valuation of the current term embedded derivative. The risk management of the current term embedded derivative is the goal of the FIA hedging program. Due to the alignment of the embedded derivative reserve component with hedging of this same embedded derivative, there should be some correlation between changes in this component of the reserve and changes in the assets backing this component of the reserve. However, there may be an interim mismatch since the hedges which are put in place are only intended to cover exposures expected to remain until the end of an indexing term (e.g. account value decrements during an indexing term associated with expected lapses and mortality are not hedged).

Item 8.    Financial Statements and Supplementary Data

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	91

Financial Statements:

Balance Sheets as of December 31, 2012 and 2011	92

Statements of Operations for the years ended
December 31, 2012, 2011 and 2010	94

Statements of Comprehensive Income for the years ended
December 31, 2012, 2011 and 2010	95

Statements of Changes in Shareholder's Equity for the years ended
December 31, 2012, 2011 and 2010	96

Statements of Cash Flows for the years ended
December 31, 2012, 2011 and 2010	97

Notes to Financial Statements	100

Report of Independent Registered Public Accounting Firm

The Board of Directors
ING USA Annuity and Life Insurance Company

We have audited the accompanying balance sheets of ING USA Annuity and Life Insurance Company as of December 31, 2012 and 2011, and the related statements of operations, comprehensive income, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ING USA Annuity and Life Insurance Company at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company retrospectively changed its method of accounting for costs associated with acquiring or renewing insurance contracts. Additionally, as discussed in Note 1 to the financial statements, the Company has elected to change its method of accounting for guaranteed minimum withdrawal benefits with life payouts riders, and has also elected to change its method of recognizing actuarial gains and losses related to its pension and post-retirement benefit plans.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 27, 2013

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Balance Sheets
December 31, 2012 and 2011
(In millions, except share data)

	As of December 31,
	2012	2011
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $18,560.6 at 2012 and $20,062.4 at 2011)	$20,586.6	$21,400.7
Fixed maturities, at fair value using the fair value option	326.7	335.0
Equity securities, available-for-sale, at fair value (cost of $26.4 at 2012 and $26.7 at 2011)	29.8	27.7
Short-term investments	2,686.6	2,397.0
Mortgage loans on real estate, net of valuation allowance of $1.2 at 2012 and $1.5 at 2011	2,835.0	3,137.3
Policy loans	101.8	112.0
Loan - Dutch State obligation	—	658.2
Limited partnerships/corporations	166.9	305.4
Derivatives	1,381.3	1,609.1
Other investments	80.7	82.2
Securities pledged (amortized cost of $684.7 at 2012 and $965.0 at 2011)	714.0	1,012.8
Total investments	28,909.4	31,077.4
Cash and cash equivalents	295.6	121.2
Short-term investments under securities loan agreement, including collateral delivered	138.9	248.3
Accrued investment income	208.7	233.3
Receivable for securities sold	7.5	32.4
Premium receivable	30.9	28.2
Deposits and reinsurance recoverable	4,014.7	4,068.6
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	3,738.2	4,396.5
Short-term loan to affiliate	—	535.9
Due from affiliates	37.0	363.5
Current income tax recoverable from Parent	—	204.0
Deferred income taxes	—	38.6
Other assets	370.0	394.6
Assets held in separate accounts	39,799.1	39,356.9
Total assets	$77,550.0	$81,099.4

The accompanying notes are an integral part of these Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Balance Sheets
December 31, 2012 and 2011
(In millions, except share data)

	As of December 31,
	2012	2011

Liabilities and Shareholder’s Equity
Future policy benefits and contract owner account balances	$27,094.2	$29,708.3
Payable for securities purchased	0.2	0.4
Payables under securities loan agreement, including collateral held	905.5	1,069.4
Long-term debt	435.0	435.0
Due to affiliates	64.1	128.9
Funds held under reinsurance treaties with affiliates	4,082.9	5,456.4
Derivatives	798.6	604.9
Current income tax payable to Parent	22.6	—
Deferred income taxes	32.9	—
Other liabilities	182.8	203.1
Liabilities related to separate accounts	39,799.1	39,356.9
Total liabilities	73,417.9	76,963.3

Shareholder’s equity:
Common stock (250,000 shares authorized, issued and outstanding; $10 per share value)	2.5	2.5
Additional paid-in capital	5,755.5	5,971.6
Accumulated other comprehensive income (loss)	634.2	245.1
Retained earnings (deficit)	(2,260.1)	(2,083.1)
Total shareholder’s equity	4,132.1	4,136.1
Total liabilities and shareholder’s equity	$77,550.0	$81,099.4

The accompanying notes are an integral part of these Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Statements of Operations
For the Years Ended December 31, 2012, 2011 and 2010
(In millions)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Net investment income	$1,285.5	$1,409.3	$1,356.4
Fee income	810.9	871.5	880.1
Premiums	459.0	456.2	280.6
Net realized capital gains (losses):
Total other-than-temporary impairments	(27.9)	(201.5)	(300.1)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(9.4)	(21.1)	(105.7)
Net other-than-temporary impairments recognized in earnings	(18.5)	(180.4)	(194.4)
Other net realized capital gains (losses)	(1,355.6)	(776.6)	(723.2)
Total net realized capital gains (losses)	(1,374.1)	(957.0)	(917.6)
Other revenue	34.7	54.2	61.5
Total revenues	1,216.0	1,834.2	1,661.0
Benefits and expenses:
Interest credited and other benefits to contract owners	364.5	2,227.1	654.9
Operating expenses	444.3	447.3	453.5
Net amortization of deferred policy acquisition costs and value of business acquired	343.7	(904.4)	418.3
Interest expense	30.9	31.7	32.1
Other expense	27.3	11.7	38.9
Total benefits and expenses	1,210.7	1,813.4	1,597.7
Income (loss) before income taxes	5.3	20.8	63.3
Income tax expense (benefit)	182.3	(131.3)	(42.1)
Net income (loss)	$(177.0)	$152.1	$105.4

The accompanying notes are an integral part of these Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Statements of Comprehensive Income
For the Years Ended December 31, 2012, 2011 and 2010
(In millions)

	Years Ended December 31,
	2012	2011	2010
Net income (loss)	$(177.0)	$152.1	$105.4
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	514.6	(11.6)	785.3
Other-than-temporary impairments	12.7	29.0	(6.9)
Pension and other post-employment benefit liability	(0.2)	—	(0.2)
Other comprehensive income (loss), before tax	527.1	17.4	778.2
Income tax benefit (expense) related to items of other comprehensive income (loss)	(138.0)	72.9	(99.3)
Other comprehensive income (loss), after tax	389.1	90.3	678.9
Comprehensive income (loss)	$212.1	$242.4	$784.3

The accompanying notes are an integral part of these Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Statements of Changes in Shareholder’s Equity
For the Years Ended December 31, 2012, 2011 and 2010
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2010 - Before change in method	$2.5	$5,172.7	$(532.5)	$(1,902.6)	$2,740.1
Cumulative effect of changes in accounting:
Deferred policy acquisition costs	—	—	8.0	(419.8)	(411.8)
Fair value for Guaranteed Minimum Withdrawal Benefits for Life	—	—	(4.2)	(13.6)	(17.8)
Actuarial gains (losses) for pension and post-retirement benefit plans	—	—	4.6	(4.6)	—
Balance at January 1, 2010 - As reported	2.5	5,172.7	(524.1)	(2,340.6)	2,310.5
Comprehensive income (loss):
Net income (loss)	—	—	—	105.4	105.4
Other comprehensive income (loss), after tax	—	—	678.9	—	678.9
Total comprehensive income (loss)					784.3
Contribution of capital	—	749.0	—	—	749.0
Balance at December 31, 2010	$2.5	$5,921.7	$154.8	$(2,235.2)	$3,843.8
Comprehensive income (loss):
Net income (loss)	—	—	—	152.1	152.1
Other comprehensive income (loss), after tax	—	—	90.3	—	90.3
Total comprehensive income (loss)					242.4
Contribution of capital	—	44.0	—	—	44.0
Employee related benefits	—	5.9	—	—	5.9
Balance at December 31, 2011	$2.5	$5,971.6	$245.1	$(2,083.1)	$4,136.1
Comprehensive income (loss):
Net income (loss)	—	—	—	(177.0)	(177.0)
Other comprehensive income (loss), after tax	—	—	389.1		389.1
Total comprehensive income (loss)					212.1
Distribution of capital	—	(250.0)	—	—	(250.0)
Employee related benefits	—	33.9	—	—	33.9
Balance at December 31, 2012	$2.5	$5,755.5	$634.2	$(2,260.1)	$4,132.1

The accompanying notes are an integral part of these Financial Statements.

ING USA Annuity and Life Insurance Company (A wholly owned subsidiary of Lion Connecticut Holdings Inc.) Statements of Cash Flows For the Years Ended December 31, 2012, 2011 and 2010 (In millions)

	Years Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$(177.0)	$152.1	$105.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Capitalization of deferred policy acquisition costs, value of business acquired and sales inducements	(137.6)	(159.1)	(218.1)
Net amortization of deferred policy acquisition costs, value of business acquired and sales inducements	646.9	(1,366.2)	500.3
Net accretion/amortization of discount/premium	50.1	65.7	44.1
Future policy benefits, claims reserves and interest credited	575.8	1,461.6	963.7
Deferred income tax (benefit) expense	(66.5)	64.5	(665.0)
Net realized capital (gains) losses	1,374.1	957.0	917.6
Change in:
Accrued investment income	24.6	0.1	(46.1)
Reinsurance recoverable	(37.8)	(728.1)	(290.2)
Other receivables and asset accruals	0.4	44.5	15.9
Other reinsurance asset	21.5	(0.5)	17.7
Due to/from affiliates	261.7	(262.1)	721.3
Income tax recoverable	226.6	(283.2)	10.2
Other payables and accruals	(1,393.8)	1,909.7	205.7
Employee share-based payments	33.9	5.9	0.6
Other, net	12.8	(10.7)	(9.8)
Net cash provided by operating activities	1,415.7	1,851.2	2,273.3

The accompanying notes are an integral part of these Financial Statements.

ING USA Annuity and Life Insurance Company (A wholly owned subsidiary of Lion Connecticut Holdings Inc.) Statements of Cash Flows For the Years Ended December 31, 2012, 2011 and 2010 (In millions)

	Years Ended December 31,
	2012	2011	2010
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	$6,606.1	$5,400.7	$8,028.5
Equity securities, available-for-sale	2.7	38.8	66.8
Mortgage loans on real estate	687.2	678.4	714.7
Limited partnerships/corporations	153.3	38.9	23.0
Acquisition of:
Fixed maturities	(4,757.0)	(5,483.6)	(10,791.6)
Equity securities, available-for-sale	(2.6)	(5.7)	(58.4)
Mortgage loans on real estate	(384.7)	(853.6)	(278.6)
Limited partnerships/corporations	(25.9)	(39.4)	(57.1)
Derivatives, net	(1,232.4)	(511.9)	(740.1)
Short-term investments, net	(285.7)	(1,458.0)	1,104.7
Loan-Dutch State obligation, net	651.5	185.7	182.1
Policy loans, net	10.2	10.1	9.5
Collateral (delivered) received	(54.5)	763.2	25.8
Other, net	(0.1)	(1.3)	2.0
Net cash provided by (used in) investing activities	1,368.1	(1,237.7)	(1,768.7)

The accompanying notes are an integral part of these Financial Statements.

ING USA Annuity and Life Insurance Company (A wholly owned subsidiary of Lion Connecticut Holdings Inc.) Statements of Cash Flows For the Years Ended December 31, 2012, 2011 and 2010 (In millions)

	Years Ended December 31,
	2012	2011	2010
Cash Flows from Financing Activities:
Deposits received for investment contracts	6,651.8	6,363.2	3,549.4
Maturities and withdrawals from investment contracts	(9,638.8)	(7,170.1)	(4,571.3)
Reinsurance recoverable on investment contracts	91.7	(81.4)	7.3
Short-term repayments of repurchase agreements, net	—	—	(311.1)
Return of capital distribution	(250.0)	—	—
Short-term loans to affiliates, net	535.9	280.5	103.5
Capital contribution from parent	—	44.0	749.0
Net cash used in financing activities	(2,609.4)	(563.8)	(473.2)
Net increase in cash and cash equivalents	174.4	49.7	31.4
Cash and cash equivalents, beginning of year	121.2	71.5	40.1
Cash and cash equivalents, end of year	$295.6	$121.2	$71.5
Supplemental cash flow information:
Income taxes paid, net	$40.0	$87.1	$614.0
Interest paid	28.2	28.8	29.1

The accompanying notes are an integral part of these Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

ING USA Annuity and Life Insurance Company ("ING USA" or "the Company") is a stock life insurance company domiciled in the State of Iowa and provides financial products and services in the United States. ING USA is authorized to conduct its insurance business in all states, except New York, and in the District of Columbia.

ING USA is a direct, wholly owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), which is a direct, wholly owned subsidiary of ING U.S., Inc. ING U.S., Inc. is a wholly owned subsidiary of ING Insurance International B.V., which is a wholly owned subsidiary of ING Verzekeringen N.V. ("ING Insurance"), which is a wholly owned subsidiary of ING Insurance Topholding N.V., which is a wholly owned subsidiary of ING Groep N.V. ("ING Group" or "ING"), the ultimate parent company. ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING."

ING has announced the anticipated separation of its global banking and insurance businesses. While all options for effecting this separation remain open, ING has announced that the base case for this separation includes an initial public offering ("IPO") of ING U.S., Inc., which together with its subsidiaries, constitutes ING's U.S.-based retirement, investment management, and insurance operations. ING U.S., Inc. filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission ("SEC") on November 9, 2012, which was amended on January 23, 2013 and March 19, 2013, in connection with the proposed IPO of its common stock.

The Company offers various insurance products, including immediate and deferred fixed annuities. The Company's fixed annuity products are distributed by national and regional brokerage and securities firms, independent broker-dealers, banks, life insurance companies with captive agency sales forces, independent insurance agents, independent marketing organizations and affiliated broker-dealers. The Company's primary annuity customers are individual consumers. The Company ceased new sales of retail variable annuity products in March of 2010, as part of a global business strategy and risk reduction plan. New amounts will continue to be deposited on ING USA variable annuities as add-on premiums to existing contracts.

The Company has historically issued guaranteed investment contracts and funding agreements (collectively referred to as "GICs"), primarily to institutional investors and corporate benefit plans. In 2009, the Company made a strategic decision to run-off the assets and liabilities in the GIC business over time. New GIC contracts may be issued on a limited basis to replace maturing contracts.

The Company has one operating segment.

Basis of Presentation

The accompanying Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

Certain reclassifications have been made to prior year financial information to conform to the current year classifications, including the presentation of changes in fair value of embedded derivatives within annuity products and the presentation of market value adjustment items in order to align with the presentation of the Consolidated Financial Statements of ING U.S., Inc. For the years ended December 31, 2011 and 2010, respectively, reclassifications decreased Fee income by $207.9 and $211.2, decreased Other net realized capital gains (losses) by $1.7 billion and $111.9, increased Other revenue by $53.5 and $61.5, and decreased Interest credited and other benefits to contact owners by $1.9 billion and $260.4, in the Statements of Operations. Such reclassifications had no impact on Shareholder's equity or Net income (loss).

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Accounting Changes

Future Policy Benefits and Contract Owner Accounts

As of January 1, 2012, the Company voluntarily changed to fair value accounting for the guaranteed minimum withdrawal benefits with life payouts (“GMWBL”) riders as a retrospective change in accounting principle. Under fair value accounting, GMWBLs are considered embedded derivatives, which are measured at estimated fair value separately from the host annuity contract. Changes in estimated fair value are reported in Other net realized capital gains (losses) in the Statements of Operations. Previously, GMWBLs were accounted for by estimating the value of expected benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The new accounting method is preferable, as it provides more useful financial reporting information to financial statement users and fair value is more closely aligned with the underlying economics of the guarantee.

The cumulative effect of this change as of January 1, 2010, is a decrease to Accumulated other comprehensive income (loss) and to Retained earnings of $(4.2) and $(13.6), respectively, net of other related impacts of DAC, other intangible assets, and taxes.

Deferred Policy Acquisition Costs

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

The provisions of ASU 2010-26 were adopted retrospectively by the Company on January 1, 2012. As a result of implementing ASU 2010-26, the Company recognized a cumulative effect of change in accounting principle of $419.8, net of income taxes of $226.0, as a reduction to January 1, 2010 Retained earnings (deficit). In addition, the Company recognized a $8.0 increase to Accumulated other comprehensive income (“AOCI”).

Employee Benefit Plans

As of January 1, 2012, the Company voluntarily changed its method of recognizing actuarial gains and losses related to its pension and post-retirement benefit plans. Previously, actuarial gains and losses were recognized in Accumulated other comprehensive income and, to the extent outside a corridor, amortized into operating results over the average remaining service period of active plan participants or the average remaining life expectancy of inactive plan participants, as applicable. The Company has elected to immediately recognize actuarial gains and losses in the Statements of Operations in the year in which the gains and losses occur. The new accounting method is preferable, as it eliminates the delay in recognition of actuarial gains and losses. These gains and losses are generally only measured annually as of December 31 and, accordingly, will generally be recorded during the fourth quarter.

The Company's change in accounting methodology has been applied retrospectively. The cumulative effect of this change as of January 1, 2010, is a decrease to Retained earnings, with a corresponding increase to Accumulated other comprehensive income, of $4.6, net of tax.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The impacts of the accounting changes to the Balance Sheet as of December 31, 2012 and 2011, and to the Statements of Operations for the years ended December 31, 2012, 2011 and 2010, were as follows:

	2012
	Before Change in Method	Effect of GMWBL Change	Effect of Pension Change	As Reported
Balance Sheet:
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	$2,725.5	$1,012.7	$—	$3,738.2
Deferred income taxes	141.8	(174.7)	—	(32.9)	(1)
Future policy benefits and claims reserves	25,582.5	1,511.7	—	27,094.2
Accumulated other comprehensive income (loss)	810.9	(179.6)	2.9	634.2
Retained earnings (deficit)	(2,112.4)	(144.8)	(2.9)	(2,260.1)

Statement of Operations:
Other net realized capital gains (losses)	(1,581.9)	226.3	—	(1,355.6)
Operating expenses	444.8	—	(0.5)	444.3
Net amortization of deferred policy acquisition costs and value of business acquired	536.7	(193.0)	—	343.7
Income tax expense (benefit)	170.4	11.7	0.2	182.3
Net income (loss)	(198.9)	21.6	0.3	(177.0)
(1) Reflects a deferred tax liability

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	2011
	Before Change in Method	Effect of GMWBL Change	Effect of Pension Change	Other Changes(1)	As Reported
Balance Sheet:
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	$3,974.9	$1,037.6	$—	$(616.0)	$4,396.5
Other assets	385.8	—	—	8.8	394.6
Future policy benefits and claims reserves	27,970.2	1,738.1	—	—	29,708.3
Deferred income taxes	418.9	(245.1)	—	(212.4)	(38.6)	(2)
Accumulated other comprehensive income (loss)	435.2	(288.9)	3.2	95.6	245.1
Retained earnings (deficit)	(1,423.3)	(166.4)	(3.2)	(490.2)	(2,083.1)

Statement of Operations:
Fee income	$1,079.4	$—	$—	$(207.9)	$871.5
Other net realized capital gains (losses)	922.5	—	—	(1,699.1)	(776.6)
Other revenue	0.7	—	—	53.5	54.2
Interest credited and other benefits to contract owners	3,044.9	1,035.8	—	(1,853.6)	2,227.1
Operating expenses	437.1	—	(0.9)	11.1	447.3
Net amortization of deferred policy acquisition costs and value of business acquired	(236.5)	(804.1)	—	136.2	(904.4)
Other expense	11.4	—	—	0.3	11.7
Income tax expense (benefit)	1.1	(81.1)	0.3	(51.6)	(131.3)
Net income (loss)	398.0	(150.7)	0.6	(95.8)	152.1
(1) See reclassifications in Basis of Presentation and Accounting Changes above.
(2) Reflects a deferred income tax asset.

	2010
	Before Change in Method	Effect of GMWBL Change	Effect of Pension Change	Other Changes(1)	As Reported
Statement of Operations:
Fee income	$1,091.3	$—	$—	$(211.2)	$880.1
Other net realized capital gains (losses)	(611.3)	—	—	(111.9)	(723.2)
Other revenue	—	—	—	61.5	61.5
Interest credited and other benefits to contract owners	985.0	(69.7)	—	(260.4)	654.9
Operating expenses	428.4	—	(1.2)	26.3	453.5
Net amortization of deferred policy acquisition costs and value of business acquired	411.6	73.2	—	(66.5)	418.3
Other expense	39.3	—	—	(0.4)	38.9
Income tax expense (benefit)	(55.1)	(1.2)	0.4	13.8	(42.1)
Net income (loss)	81.3	(2.3)	0.8	25.6	105.4
(1) See reclassifications in Basis of Presentation above and Accounting Changes above.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

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

The Company has identified the following accounts and policies as the most significant in that they involve a higher degree of judgment, are subject to a significant degree of variability, and/or contain significant accounting estimates:

Reserves for future policy benefits, valuation and amortization of deferred policy acquisition costs ("DAC"), value of business acquired ("VOBA") and deferred sales inducements ("DSI"), valuation of investments and derivatives, impairments, income taxes and contingencies.

Fair Value Measurement

The Company measures the fair value of its financial assets and liabilities based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or nonperformance risk, which is the risk the Company will not fulfill its obligation. The estimate of an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability ("exit price") in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability. The Company utilizes a number of valuation sources to determine the fair values of its financial assets and liabilities, including quoted market prices, third-party commercial pricing services, third-party brokers, industry-standard, vendor-provided software that models the value based on market observable inputs, and other internal modeling techniques based on projected cash flows.

Investments

The accounting policies for the Company's principal investments are as follows:

Fixed Maturities and Equity Securities: The Company's fixed maturities and equity securities are currently designated as available-for-sale, except those accounted for using the fair value option ("FVO"). Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in Accumulated other comprehensive income (loss) ("AOCI") and presented net of related changes in DAC, VOBA, DSI and deferred income taxes. In addition, certain fixed maturities have embedded derivatives, which are reported with the host contract on the Balance Sheets.

The Company has elected the FVO for certain of its fixed maturities to better match the measurement of assets and liabilities in the Statements of Operations. Certain collateralized mortgage obligations ("CMOs"), primarily interest-only and principal-only strips, are accounted for as hybrid instruments and valued at fair value with changes in the fair value recorded in Other net realized capital gains (losses) in the Statements of Operations.

Purchases and sales of fixed maturities and equity securities, excluding private placements, are recorded on the trade date. Purchases and sales of private placements and mortgage loans are recorded on the closing date. Investment gains and losses on sales of securities are generally determined on a first-in-first-out ("FIFO") basis.

Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Dividends on equity securities are recorded when declared. Such dividends and interest income are recorded in Net investment income in the Statements of Operations.

Included within fixed maturities are loan-backed securities, including residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS") and asset-backed securities ("ABS"). Amortization of the premium or discount from the purchase of these securities considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

prepayments originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for single class and multi-class mortgage-backed securities ("MBS") and ABS are estimated by management using inputs obtained from third-party specialists, including broker-dealers and based on management's knowledge of the current market. For prepayment-sensitive securities such as interest-only, principal-only strips, inverse floaters and credit-sensitive MBS and ABS securities, which represent beneficial interest in securitized financial assets that are not of high credit quality or that have been credit impaired, the effective yield is recalculated on a prospective basis. For all other MBS and ABS, the effective yield is recalculated on a retrospective basis.

Short-term Investments: Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of purchase. These investments are stated at fair value.

Assets Held in Separate Accounts: Assets held in separate accounts are reported at the fair values of the underlying investments in the separate accounts. The underlying investments include mutual funds, short-term investments, cash and fixed maturities.

Mortgage Loans on Real Estate: The Company's mortgage loans on real estate are all commercial mortgage loans, which are reported at amortized cost, less impairment write-downs and allowance for losses. If a mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of either the present value of expected cash flows from the loan discounted at the loan's original purchase yield or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing a permanent write-down recorded in Other net realized capital gains (losses) in the Statements of Operations. Property obtained from foreclosed mortgage loans is recorded in Other investments on the Balance Sheets.

Mortgage loans are evaluated by the Company's investment professionals, including an appraisal of loan-specific credit quality, property characteristics, and market trends. Loan performance is continuously monitored on a loan-specific basis throughout the year. The Company's review includes submitted appraisals, operating statements, rent revenues, and annual inspection reports, among other items. This review evaluates whether the properties are performing at a consistent and acceptable level to secure the debt.

Mortgages are rated for the purpose of quantifying the level of risk. Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest. The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due.

The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

The Company records an allowance for probable losses incurred on non-impaired loans on an aggregate basis, rather than specifically identified probable losses incurred by individual loan.

Loan - Dutch State Obligation: The reported value of the State of The Netherlands (the "Dutch State") loan obligation was based on the outstanding loan balance, plus any unamortized premium. This loan obligation was sold to a related party in November 2012.

Policy Loans: Policy loans are carried at an amount equal to the unpaid balance. Interest income on such loans is recorded as earned in Net investment income using the contractually agreed upon interest rate. Generally, interest is capitalized on the policy's anniversary date. Valuation allowances are not established for policy loans, as these loans are collateralized by the cash surrender value of the associated insurance contracts. Any unpaid principal or interest on the loan is deducted from the account value or the death benefit prior to settlement of the policy.

Limited Partnerships/Corporations: The Company uses the equity method of accounting for investments in limited partnership interests which consists primarily of private equities and hedge funds. The Company records its share of earnings using a lag methodology, relying upon the most recent financial information available, generally not to exceed three months. The Company's equity in earnings from limited partnership interests accounted for under the equity method is recorded in Net investment income.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Other Investments: Other investments are comprised primarily of Federal Home Loan Bank ("FHLB") stock and property obtained from foreclosed mortgage loans, as well as other miscellaneous investments. The Company is a member of the FHLB system and is required to own a certain amount of stock based on the level of borrowings and other factors, the Company may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value.

Securities Lending: The Company engages in securities lending whereby certain domestic securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. For portions of the program, the lending agent retains 5% of the collateral deposited by the borrower and transfers the remaining 95% to the Company. For other portions of the program, the lending agent retains the cash collateral. Collateral retained by the agent is invested in liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates.

Other-than-temporary Impairments

The Company periodically evaluates its available-for-sale investments to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. Factors considered in this analysis include, but are not limited to, the length of time and the extent to which the fair value has been less than amortized cost, the issuer's financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes and changes in ratings of the security. An extended and severe unrealized loss position on a fixed maturity may not have any impact on: (a) the ability of the issuer to service all scheduled interest and principal payments and (b) the evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, the Company gives greater weight and consideration to a decline in market value and the likelihood such market value decline will recover.

When assessing the Company's intent to sell a security or if it is more likely than not it will be required to sell a security before recovery of its amortized cost basis, management evaluates facts and circumstances such as, but not limited to, decisions to rebalance the investment portfolio and sales of investments to meet cash flow or capital needs.

When the Company has determined it has the intent to sell or if it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost ("intent impairment"), the individual security is written down from amortized cost to fair value and a corresponding charge is recorded in Net realized capital gains (losses) in the Statements of Operations as an other-than-temporary impairment ("OTTI"). If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, but the Company has determined that there has been an other-than-temporary decline in fair value below the amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected ("credit impairment") and the amount related to other factors ("noncredit impairment"). The credit impairment is recorded in Net realized capital gains (losses) in the Statements of Operations. The noncredit impairment is recorded in Other comprehensive income (loss).

The Company uses the following methodology and significant inputs to determine the amount of the OTTI credit loss:

▪
The Company performs a discounted cash flow analysis comparing the current amortized cost of a security to the present value of future cash flows expected to be received including estimated defaults and prepayments. The discount rate is generally the effective interest rate of the fixed maturity prior to impairment.

▪
When determining collectability and the period over which the value is expected to recover, the Company applies the same considerations utilized in its overall impairment evaluation process, which incorporates information regarding the specific security, the industry and geographic area in which the issuer operates and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from the Company's best estimates of likely scenario-based outcomes, after giving consideration to a variety of variables that includes, but is not limited to: general payment terms of the security; the likelihood that the issuer can service the scheduled interest and principal payments; the quality and amount of any credit enhancements; the security's position within the capital structure of the issuer; possible corporate restructurings or asset sales by the issuer; and changes to the rating of the security or the issuer by rating agencies.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

▪
Additional considerations are made when assessing the unique features that apply to certain structured securities such as subprime, Alt-A, non-agency, RMBS, CMBS and ABS. These additional factors for structured securities include, but are not limited to: the quality of underlying collateral; expected prepayment speeds; loan-to-value ratios; debt service coverage ratios; current and forecasted loss severity; and the payment priority within the tranche structure of the security.

▪
When determining the amount of the credit loss for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, the Company considers the estimated fair value as the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, the Company considers in the determination of recovery value the same considerations utilized in its overall impairment evaluation process, which incorporates available information and the Company's best estimate of scenarios-based outcomes regarding the specific security and issuer; possible corporate restructurings or asset sales by the issuer; the quality and amount of any credit enhancements; the security's position within the capital structure of the issuer; fundamentals of the industry and geographic area in which the security issuer operates and the overall macroeconomic conditions.

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

Derivatives

The Company's use of derivatives is limited mainly to economic hedging to reduce the Company's exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, exchange rate risk and market risk. It is the Company's policy not to offset amounts recognized for derivative instruments and amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement.

The Company enters into interest rate, equity market, credit default and currency contracts, including swaps, futures, forwards, caps, floors and options, to reduce and manage various risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool. The Company also utilizes options and futures on equity indices to reduce and manage risks associated with its annuity products. Open derivative contracts are reported as Derivatives assets or liabilities on the Balance Sheets at fair value. Changes in the fair value of derivatives are recorded in Net realized capital gains (losses) in the Statements of Operations.

To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge as either (a) a hedge of the exposure to changes in the estimated fair value of a recognized asset or liability or an identified portion thereof that is attributable to a particular risk ("fair value hedge") or (b) a hedge of a forecasted transaction or of the variability of cash flows that is attributable to interest rate risk to be received or paid related to a recognized asset or liability ("cash flow hedge"). In this documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument's effectiveness and the method that will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship.

▪
Fair Value Hedge:  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the hedged item, to the extent of the risk being hedged, are recognized in Other net realized capital gains (losses).

▪
Cash Flow Hedge: For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of AOCI and reclassified into earnings in the same periods during which the hedged transaction impacts earnings in the same line item associated with the forecasted transaction.  The ineffective portion of the derivative's change in value, if any, along with any of the derivative's change in value that is excluded from the assessment of hedge effectiveness, are recorded in Other net realized capital gains (losses).

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

When hedge accounting is discontinued because it is determined that the derivative is no longer expected to be highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried on the Balance Sheets at its estimated fair value, with subsequent changes in estimated fair value recognized immediately in Other net realized capital gains (losses). The carrying value of the hedged asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in Other comprehensive income (loss) related to discontinued cash flow hedges are released into the Statements of Operations when the Company's earnings are affected by the variability in cash flows of the hedged item.

When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date or within two months of that date, the derivative continues to be carried on the Balance Sheets at its estimated fair value, with changes in estimated fair value recognized currently in Other net realized capital gains (losses). Derivative gains and losses recorded in Other comprehensive income (loss) pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in Other net realized capital gains (losses).

If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity. For the majority of the Company's counterparties, there is a termination event should the Company's long-term debt ratings drop below BBB+/Baal.

The Company also has investments in certain fixed maturities and has issued certain annuity products, that contain embedded derivatives whose fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads. Embedded derivatives within fixed maturities are included with the host contract on the Balance Sheets and changes in fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Statements of Operations. Embedded derivatives within certain annuity products are included in Future policy benefits and contract owner account balances on the Balance Sheets and changes in the fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Statements of Operations.

In addition, the Company has entered into two coinsurance with funds withheld arrangements that contains an embedded derivative, the fair value of which is based on the change in the fair value of the underlying assets held in trust. The embedded derivative within the coinsurance funds withheld arrangement is included in Funds held under reinsurance treaties with affiliates on the Balance Sheets and changes in the fair value are recorded in Interest credited and other benefits to contract owners in the Statements of Operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks and other highly liquid investments, such as money market instruments and debt instruments with maturities of three months or less at the time of purchase. Cash and cash equivalents are stated at fair value.

DAC and VOBA

DAC represents policy acquisition costs that have been capitalized and are subject to amortization and interest. Capitalized costs are incremental, direct costs of contract acquisition, as well as certain costs related directly to successful acquisition activities. Such costs consist principally of certain commissions, underwriting, sales and contract issuance and processing expenses directly related to the successful acquisition of new and renewal business. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. VOBA represents the outstanding value of in force business acquired and is subject to amortization and interest. The value is based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition and increased for subsequent deferrable expenses on purchased policies.

Amortization Methodologies
The Company amortizes DAC and VOBA related to universal life contracts and fixed and variable deferred annuity contracts over the estimated lives of the contracts in relation to the emergence of estimated gross profits. Assumptions as to mortality, persistency,

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

interest crediting rates, returns associated with separate account performance, impact of hedge performance, expenses to administer the business and certain economic variables, such as inflation, are based on the Company's experience and overall capital markets. At each valuation date, estimated gross profits are updated with actual gross profits and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance ("unlocking").

The Company also reviews the estimated gross profits for each block of business to determine the recoverability of DAC and VOBA balances each period. DAC and VOBA are deemed to be recoverable if the estimated gross profits exceed these balances.

Assumptions
Changes in assumptions can have a significant impact on DAC and VOBA balances and amortization rates. Amortization of DSI on these products are also impacted by changes in assumptions (see Sales Inducements below).

Several assumptions are considered significant in the estimation of future gross profits associated with variable products. One significant assumption is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. The Company's practice assumes that intermediate-term appreciation in equity markets reverts to the long-term appreciation in equity markets ("reversion to the mean"). The Company monitors market events and only changes the assumption when sustained deviations are expected. This methodology incorporates a 9% long-term equity return assumption, a 14% cap and a five-year lookforward period. The reversion to the mean methodology was implemented prospectively on January 1, 2011.

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

Other significant assumptions include estimated policyholder behavior assumptions, such as surrender, lapse and annuitization rates. Estimated gross profits of variable annuity contracts are sensitive to these assumptions.

Contract owners may periodically exchange one contract for another, or make modifications to an existing contract. These transactions are identified as internal replacements. Internal replacements that are determined to result in substantially unchanged contracts are accounted for as continuations of the replaced contracts. Any costs associated with the issuance of the new contracts are considered maintenance costs and expensed as incurred. Unamortized DAC and VOBA related to the replaced contracts continue to be deferred and amortized in connection with the new contracts. Internal replacements that are determined to result in contracts that are substantially changed are accounted for as extinguishments of the replaced contracts and any unamortized DAC and VOBA related to the replaced contracts are written off to Net amortization of deferred policy acquisition costs and value of business acquired in the Statements of Operations.

Sales Inducements

DSI represent benefits paid to contract owners for a specified period that are incremental to the amounts the Company credits on similar contracts and are higher than the contract's expected ongoing crediting rates for periods after the inducement. The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. The amortization of sales inducements is included in Interest credited and other benefits to contract owners on the Statements of Operations. Each year, or more frequently if circumstances indicate a potentially significant recoverability issue exists, the Company reviews DSI to determine the recoverability of these balances.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Future Policy Benefits and Contract Owner Account Balances

Future Policy Benefits
The Company establishes and carries actuarially-determined reserves that are calculated to meet its future obligations. Reserves also include estimates of unpaid claims as well as claims that the Company believes have been incurred but have not yet been reported as of the balance sheet date. The principal assumptions used to establish liabilities for future policy benefits are based upon Company experience and periodically reviewed against industry standards. These assumptions include mortality, morbidity, policy lapse, contract renewal, payment of subsequent premiums or deposits by the contract owner, retirement, investment returns, inflation, benefit utilization and expenses. Changes in, or deviations from, the assumptions used can significantly affect the Company's reserve levels and related results of operations.

Reserves for individual and group life insurance contracts (mainly term insurance, non-participating whole life insurance, and traditional group life insurance) and accident and health insurance represent the present value of future benefits to be paid to or on behalf of contract owners and related expenses, less the present value of future net premiums. Assumptions as to interest rates, mortality, expenses, and persistency are based upon the Company's estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Interest rates used to calculate the present value of these reserves ranged from 3.5% to 6.25%.

Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality, and expenses are based upon the Company's experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue, and policy duration. Interest rates used to calculate the present value of future benefits ranged from 3.0% to 7.50%.

Although assumptions are "locked-in" upon the issuance of traditional life insurance and immediate annuities with life contingent payout benefits, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are determined based on best estimate assumptions that exist at the time the premium deficiency reserve is established and do not include a provision for adverse deviation.

Contract Owner Account Balances
Contract owner account balances relate to investment-type contracts, such as guaranteed investment contracts and funding agreements (collectively referred to as "GICs"), universal life-type contracts and fixed-indexed annuity ("FIA") contracts.

▪
Account balances for GICs are calculated using the amount deposited with the Company, less withdrawals, plus interest accrued to the ending valuation date. Interest on these contracts is accrued by a predetermined index, plus a spread or a fixed rate, established at the issue date of the contract.

▪
Account balances for fixed annuities and payout contracts without life contingencies are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Credited interest rates vary by product and ranged up to 8.0% for the years 2012, 2011 and 2010. Account balances for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.

•	Account balances for universal life-type contracts are equal to cumulative deposits, less charges and withdrawals and account values released upon death, plus credited interest thereon.

•
For FIAs, the aggregate initial liability is equal to the deposit received, plus a bonus, if applicable, and is split into a host component and an embedded derivative component. Thereafter, the host liability accumulates at a set interest rate and the embedded derivative liability is recognized at fair value.

Guarantees and Additional Reserves
The Company calculates additional reserve liabilities for certain universal life products and certain variable annuity guaranteed benefits. The additional reserve for such products recognizes the portion of contract assessments received in early years used to compensate the Company for benefits provided in later years.

The Company also calculates a benefit ratio for each block of business that meets the requirements for additional reserves and calculates an additional reserve by accumulating amounts equal to the benefit ratio multiplied by the assessments for each period, reduced by excess benefits during the period. The additional reserve is accumulated at interest rates consistent with the DAC

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

model for the period. The calculated reserve includes a provision for universal life contracts with patterns of cost of insurance charges that produce expected gains from the insurance benefit function followed by losses from that function in later years.

Guaranteed minimum death benefits and Guaranteed minimum income benefits
Reserves for annuity guaranteed minimum death benefits ("GMDB") and guaranteed minimum income benefits ("GMIB") are determined by estimating the value of expected benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. Expected experience is based on a range of scenarios. Assumptions used, such as the long-term equity market return, lapse rate and mortality, are consistent with assumptions used in estimating gross profits for purposes of amortizing DAC. The assumptions of investment performance and volatility are consistent with the historical experience of the appropriate underlying equity index, such as the Standard & Poor's ("S&P") 500 Index. In addition, the reserve for the GMIB guarantee incorporates assumptions for the likelihood and timing of the potential annuitizations that may be elected by the contract owner. In general, the Company assumes that GMIB annuitization rates will be higher for policies with more valuable guarantees ("in the money" guarantees where the notional benefit amount is in excess of the account value). Reserves for GMDB and GMIB are recorded in Future policy benefits on the Balance Sheets. Changes in reserves for GMDB and GMIB are reported in Interest credited and other benefits to contract owners in the Statements of Operations.

Most contracts issued on or before December 31, 1999 with enhanced death benefit guarantees were reinsured to third-party reinsurers to mitigate the risk associated with such guarantees. For contracts issued after December 31, 1999, the Company instituted a variable annuity guarantee hedging program to mitigate the risks associated with these guarantees, for which the Company did not seek hedge accounting. The variable annuity guarantee hedging program is based on the Company entering into derivative positions to offset such exposures to GMDB and GMIB due to adverse changes in the equity markets.

GMAB, GMWB, GMWBL and FIA
The Company also issues certain products which contain embedded derivatives that are measured at estimated fair value separately from the host contracts. These products include annuity guaranteed minimum accumulation benefits ("GMAB"), guaranteed minimum withdrawal benefits without life contingencies ("GMWBs"), guaranteed minimum withdrawal benefits with life contingent payouts ("GMWBL") and FIAs which are measured at estimated fair value separately from the host annuity contract, with changes in estimated fair value, along with attributed fees collected or payments made, are reported in Other net realized capital gains (losses) in the Statements of Operations.

At inception of the GMAB, GMWB and GMWBL contracts, the Company projects a fee to be attributed to the embedded derivative portion of the guarantee equal to the present value of projected future guaranteed benefits. After inception the estimated fair value of the GMAB, GMWB and GMWBL contracts is determined based on the present value of projected future guaranteed benefits minus the present value of projected attributed fees. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates. The projection of future guaranteed benefits and future attributed fees require the use of assumptions for capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.) and policyholder behavior (e.g., lapse, benefit utilization, mortality, etc.). Risk margins are established to capture uncertainties related to policyholder behavior assumptions. The margin represents additional compensation a market participant would require to assume these risks.

The estimated fair value of the FIA contracts is based on the present value of the excess of interest payments to the contract owners over the minimum guaranteed interest rate. The excess interest payments are determined as the excess of projected index driven benefits over the projected guaranteed benefits. The projection horizon is over the anticipated life of the related contracts, which takes into account best estimate actuarial assumptions, such as, partial withdrawals, full surrenders, deaths, annuitizations and, maturities.

The GMAB, GMWB, GMWBL and FIA embedded derivative liabilities include a risk margin to capture uncertainties related to policyholder behavior assumptions. The margin represents additional compensation a market participant would require to assume these risks.

Separate Accounts

Separate account assets and liabilities generally represent funds maintained to meet specific investment objectives of contract owners or participants who bear the investment risk, subject, in limited cases, to minimum guaranteed rates. Investment income

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

and investment gains and losses generally accrue directly to such contract owners. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company or its affiliates.

Separate account assets supporting variable options under variable annuity contracts are invested, as designated by the contract owner or participant under a contract, in shares of mutual funds that are managed by the Company or its affiliates, or in other selected mutual funds not managed by the Company or its affiliates.

The Company reports separately, as assets and liabilities, investments held in the separate accounts and liabilities of separate accounts if:

▪	Such separate accounts are legally recognized;

▪	Assets supporting the contract liabilities are legally insulated from the Company's general account liabilities;

▪	Investments are directed by the contract owner or participant; and

▪	All investment performance, net of contract fees and assessments, is passed through to the contract owner.

The Company reports separate account assets that meet the above criteria at fair value on the Balance Sheets based on the fair value of the underlying investments. Separate account liabilities equal separate account assets. Investment income and net realized and unrealized capital gains (losses) of the separate accounts, however, are not reflected in the Statements of Operations. The Statements of Cash Flows do not reflect investment activity of the separate accounts.

Long-term Debt

Long-term debt is carried at an amount equal to the unpaid principal balance, net of any remaining unamortized discount or premium attributable to issuance. Direct and incremental costs to issue the debt are recorded in Other assets on the Balance Sheets and are recognized as a component of Interest expense in the Statements of Operations over the life of the debt, using the effective interest method of amortization.

Repurchase Agreements

The Company engages in dollar repurchase agreements with MBS ("dollar rolls") and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements.

The Company enters into dollar roll transactions by selling existing MBS and concurrently entering into an agreement to repurchase similar securities within a short time frame at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company, in turn, repays the loan amount along with the additional agreed upon interest.

Company policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash received is invested in Short-term investments, with the offsetting obligation to repay the loan included as an Other liability on the Balance Sheets. The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions and the related repurchase obligation are included in Securities pledged and Short-term debt, respectively, on the Balance Sheets.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company's exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments. The Company believes the counterparties to the dollar rolls and repurchase agreements are financially responsible and that the counterparty risk is minimal.

Recognition of Insurance Revenue and Related Benefits

Premiums related to individual and group life policies are recognized in Premiums in the Statements of Operations when due from the contract owners. When premiums are due over a significantly shorter period than the period over which benefits are provided,

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

any gross premium in excess of the net premium (i.e., the portion of the gross premium required to provide for all expected future benefits and expenses) is deferred and recognized into revenue in a constant relationship to insurance in force. Benefits are recorded in Interest credited and other benefits to contract owners in the Statements of Operations when incurred.

Amounts received as payment for investment-type and universal life-type contracts are reported as deposits to contract owner account balances. Revenues from these contracts consist primarily of fees assessed against the contract owner account balance for mortality, policy administration and surrender charges and are reported in Fee income. In addition, the Company earns investment income from the investment of contract deposits in the Company's general account portfolio which is reported in Net Investment Income in the Statements of Operations. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are deferred and amortized into revenue over the expected life of the related contracts in proportion to estimated gross profits, in a manner consistent with DAC for these contracts. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration and interest credited to contract owner account balances.

Income Taxes

The Company uses certain assumptions and estimates in determining the income taxes payable or refundable to/from the Parent for the current year, the deferred income tax liabilities and assets for items recognized differently in its financial statements from amounts shown on its income tax returns and the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. Management exercises considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change.

The Company's deferred tax assets and liabilities resulting from temporary differences between financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.

Deferred tax assets represent the tax benefit of future deductible temporary differences and operating loss and tax credit carryforwards. The Company evaluates and tests the recoverability of its deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, the Company considers many factors, including:

▪	The nature and character of the deferred tax assets and liabilities;

▪	Taxable income in prior carryback years;

▪	Projected future income, exclusive of reversing temporary differences and carryforwards;

▪	Projected future reversals of existing temporary differences;

▪	The length of time carryforwards can be utilized;

▪	Any prudent and feasible tax planning strategies the Company would employ to avoid a tax benefit from expiring unused;

▪	The nature, frequency and severity of cumulative U.S. GAAP losses in recent years; and

▪	Any tax rules that would impact the utilization of the deferred tax assets.

In establishing unrecognized tax benefits, the Company determines whether a tax position is more likely than not to be sustained under examination by the appropriate taxing authority. The Company also considers positions that have been reviewed and agreed to as part of an examination by the appropriate taxing authority. Tax positions that do not meet the more likely than not standard are not recognized. Tax positions that meet this standard are recognized in the Financial Statements. The Company measures the tax position as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution with the tax authority that has full knowledge of all relevant information.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Reinsurance

The Company utilizes reinsurance agreements in most aspects of its insurance business to reduce its exposure to large losses. Such reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the primary liability of the Company as direct insurer of the risks reinsured.

For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability relating to insurance risk. The Company reviews all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims.

For reinsurance of long-duration contracts that transfer significant insurance risk, the difference, if any, between the amounts paid and benefits received related to the underlying contracts is included in the expected net cost of reinsurance which is recorded as a component of the reinsurance asset or liability. Any difference between actual and expected net cost of reinsurance is recognized in the current period and included as a component of profits used to amortize DAC.

For prospective reinsurance of short-duration contacts that meet the criteria for reinsurance accounting, amounts paid are recorded as ceded premiums and ceded unearned premiums and are reflected as a component of Premiums in the Statements of Operations and Other assets on the Balance Sheets, respectively. Ceded unearned premiums are amortized through premiums over the remaining contract period in proportion to the amount of protection provided.

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are included in Other liabilities and deposits made are included in Deposits and reinsurance recoverable on the Balance Sheets. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as Other revenues or Other expenses, as appropriate. Periodically, the Company evaluates the adequacy of the expected payments or recoveries and adjusts the deposit asset or liability through Other revenues or Other expenses, as appropriate.

Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance. The Company also evaluates the financial strength of potential reinsurers and continually monitors the financial condition of reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on the Balance Sheets and are stated net of allowances for uncollectible reinsurance. Amounts currently recoverable under reinsurance agreements are included in Reinsurance recoverable and amounts currently payable are included in Other liabilities. Such assets and liabilities relating to reinsurance agreements with the same reinsurer are recorded net on the Balance Sheets if a right of offset exists within the reinsurance agreement.

Premiums, Fee income and Policyholder benefits are reported net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in Other revenue.

The combined coinsurance and coinsurance funds withheld reinsurance agreement between the Company and Security Life of Denver International Limited ("SLDI"), an affiliate, contains an embedded derivative whose carrying value is estimated based upon the change in the fair value of the assets supporting the funds withheld payable under the agreement.

The Company currently has significant concentrations of ceded reinsurance with its affiliates, Security Life of Denver Insurance Company ("SLD") and SLDI primarily related to GICs, fixed annuities and universal life policies with respect to SLD and variable annuities with respect to SLDI. The outstanding recoverable balances may fluctuate from period to period.

Participating Insurance

Participating business approximates 12.5% of the Company's ordinary life insurance in force and 29.9% of life insurance premium income. The amount of dividends to be paid is determined annually by the Board of Directors. Amounts allocable to participating

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

contract owners are based on published dividend projections or expected dividend scales. Dividends to participating policyholders of $9.8, $11.1 and $12.1, were incurred during the years ended December 31, 2012, 2011 and 2010, respectively.

Contingencies

A loss contingency is an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. Examples of loss contingencies include pending or threatened adverse litigation, threat of expropriation of assets and actual or possible claims and assessments. Amounts related to loss contingencies are accrued and recorded in Other liabilities on the Balance Sheets if it is probable that a loss has been incurred and the amount can be reasonably estimated, based on the Company's best estimate of the ultimate outcome. If determined to meet the criteria for a reserve, the Company also evaluates whether there are external legal or other costs directly associated with the resolution of the matter and accrues such costs if estimable.

Adoption of New Pronouncements

Financial Instruments

Reconsideration of Effective Control for Repurchase Agreements
In April 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-03, "Transfers and Servicing (Accounting Standards CodificationTM ("ASC") Topic 860): Reconsideration of Effective Control for Repurchase Agreements" ("ASU 2011-03"), which removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and (2) the collateral maintenance implementation guidance related to that criterion.

The provisions of ASU 2011-03 were adopted by the Company on January 1, 2012. The Company determined that there was no effect on the Company's financial condition, results of operations or cash flows, as the guidance is consistent with that previously applied by the Company.

A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring
In April 2011, the FASB issued ASU 2011-02, "Receivables ASC Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring" ("ASU 2011-02"), which clarifies the guidance on a creditor's evaluation of whether it has granted a concession and whether the debtor is experiencing financial difficulties, as follows:

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

Also, ASU 2011-02 requires disclosure of certain information about troubled debt restructuring, which was previously deferred by ASU 2011-01, "Deferral of the Effective Date of Disclosure about Troubled Debt Restructurings in Update No. 2010-20" ("ASU 2011-01").

The provisions of ASU 2011-02 were adopted by the Company on July 1, 2011, and applied retrospectively to January 1, 2011. The Company determined, however, that there was no effect on the Company's financial position, results of operations or cash flows upon adoption, as there were no troubled debt restructurings between January 1, 2011 and July 1, 2011. The disclosures required by ASU 2011-02 are included in the Investments note to these Financial Statements.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses
In July 2010, the FASB issued ASU 2010-20, "Receivables (ASC Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" ("ASU 2010-20"), which requires certain existing disclosures to be disaggregated

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

by class of financing receivable, including the rollforward of the allowance for credit losses, with the ending balance further disaggregated on the basis of impairment method. For each disaggregated ending balance, an entity also is required to disclose the related recorded investment in financing receivables, the nonaccrual status of financing receivables, and impaired financing receivables.

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

The provisions of ASU 2010-20 were adopted by the Company on December 31, 2010, and are included in the Investments note to these Financial Statements, as well as the "Reinsurance" section above, except for the disclosures about troubled debt restructurings included in ASU 2011-02 that were adopted by the Company on July 1, 2011 (see above). The disclosures that include information for activity that occurs during a reporting period were adopted by the Company on January 1, 2011 and are included in the Investment note to these Financial Statements. As this pronouncement only pertains to additional disclosure, the adoption had no effect on the Company's financial condition, results of operations, or cash flows.

Scope Exception Related to Embedded Credit Derivatives
In March 2010, the FASB issued ASU 2010-11, "Derivatives and Hedging (ASC Topic 815): Scope Exception Related to Embedded Credit Derivatives" ("ASU 2010-11"), which clarifies that the only type of embedded credit derivatives that are exempt from bifurcation requirements are those that relate to the subordination of one financial instrument to another.

The provisions of ASU 2010-11 were adopted by the Company on July 1, 2010. The Company determined, however, that there was no effect on the Company's financial condition, results of operations, or cash flows upon adoption, as the guidance is consistent with that previously applied by the Company.

Fair Value

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS").
In May 2011, the FASB issued Accounting Standards Update ("ASU") 2011-04, "Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" ("ASU 2011-04"), which includes the following amendments:

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

The provisions of ASU 2011-04 were adopted, prospectively, by the Company on January 1, 2012. The adoption had no effect on the Company's financial condition, results of operations or cash flows as the pronouncement only pertains to additional disclosure. The disclosures required by ASU 2011-04 are included in the Fair Value Measurements note to these Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Improving Disclosures about Fair Value Measurements
In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosure (ASC Topic 820): Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"), which requires several new disclosures, as well as clarification to existing disclosures, as follows:

•	Significant transfers in and out of Level 1 and Level 2 fair value measurements and the reason for the transfers;

•	Purchases, sales, issuances and settlement, in the Level 3 fair value measurements reconciliation on a gross basis;

•	Fair value measurement disclosures for each class of assets and liabilities (i.e., disaggregated); and

•	Valuation techniques and inputs for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3 fair value measurements.

The provisions of ASU 2010-06 were adopted by the Company on January 1, 2010, except for the disclosures related to the Level 3 reconciliation that were adopted by the Company on January 1, 2011. The adoption had no effect on the Company's financial condition, results of operations, or cash flows as the pronouncement only pertains to additional disclosure. The disclosures required by ASU 2010-06 are included in the Fair Value Measurements note to these Financial Statements.

Improvements to Financial Reporting by Enterprises Involved in Variable Interest Entities
In December 2009, the FASB issued ASU 2009-17, "Consolidations (ASC Topic 810): Improvements to Financial Reporting by Enterprises Involved in Variable Interest Entities," ("ASU 2009-17"), which amends the consolidation guidance for variable interest entities ("VIEs"), as follows:

▪
Eliminates the quantitative-based assessment for consolidation of VIEs and, instead, requires a qualitative assessment of whether an entity has the power to direct the VIE's activities and whether the entity has the obligation to absorb losses or the right to receive benefits that could be significant to the VIE;

▪	Requires an ongoing reassessment of whether an entity is the primary beneficiary of a VIE; and

▪
Requires enhanced disclosures, including (i) presentation on the balance sheet of assets and liabilities of consolidated VIEs that meet the separate presentation criteria and disclosure of assets and liabilities recognized on the balance sheet and (ii) the maximum exposure to loss for those VIEs in which a reporting entity is determined to not be the primary beneficiary but in which it has a variable interest.

In addition, in February 2010, the FASB issued ASU 2010-10, "Consolidation (ASC Topic 810): Amendments for Certain Investment Funds" (ASU 2010-10), which defers to ASU 2009-17 for reporting entity's interests in certain investment funds that have attributes of investment companies, for which the reporting entity does not have an obligation to fund losses and that are not structured as securitization entities.

The provisions of ASU 2009-17 and ASU 2010-10 were adopted on January 1, 2010. The Company determined, however, that there was no effect on the Company's financial condition, results of operations, or cash flows upon adoption, as the consolidation conclusions were consistent with those under previous U.S. GAAP. The disclosure provisions required by ASU 2009-17 are presented in the Financial Instruments note to these Financial Statements.

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
The Company early adopted provisions of ASU 2011-05 and ASU 2010-12 on December 31, 2011, and applied the provisions retrospectively. The Statement of Comprehensive Income, with corresponding revisions to the Statements of Changes in Shareholder's Equity, is included in the Financial Statements. In addition, the required disclosures are included in the Accumulated Other Comprehensive Income (Loss) note to these Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
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

In January 2013, the FASB issued ASU 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01"), which clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASU Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.

The provisions of ASU 2013-01 and ASU 2011-11 are effective retrospectively for annual reporting periods beginning on or after January 1, 2013 and periods within those annual reporting periods. The Company will adopt the provisions of these ASUs in the first quarter of 2013 which will include additional disclosure of the gross and net information instruments deemed in scope, including any related collateral received or posted.

Disclosures about Amounts Reclassified out of AOCI
In January 2013, the FASB issued ASU 2013-02, "Comprehensive Income (ASC Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.

The provisions of ASU 2013-02 are effective prospectively for reporting periods beginning after December 15, 2012. The Company will adopt the provisions of ASU 2013-02 in the first quarter of 2013 to provide additional information about amounts reclassified out of accumulated other comprehensive income by component.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of December 31, 2012:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$1,218.9	$92.6	$—	$—	$1,311.5	$—
U.S. government agencies and authorities	19.3	4.4	—	—	23.7	—
State, municipalities and political subdivisions	80.1	9.9	—	—	90.0	—
U.S. corporate securities	9,511.8	1,039.6	13.9	—	10,537.5	6.5

Foreign securities(1):
Government	404.7	41.4	2.7	—	443.4	—
Other	4,473.1	469.9	19.8	—	4,923.2	—
Total foreign securities	4,877.8	511.3	22.5	—	5,366.6	—

Residential mortgage-backed securities:
Agency	1,072.4	144.9	4.6	39.4	1,252.1	—
Non-Agency	544.7	68.4	26.8	15.3	601.6	58.5
Total Residential mortgage-backed securities	1,617.1	213.3	31.4	54.7	1,853.7	58.5

Commercial mortgage-backed securities	1,565.4	201.2	3.0	—	1,763.6	—
Other asset-backed securities	681.6	26.5	23.5	(3.9)	680.7	0.3
Total fixed maturities, including securities pledged	19,572.0	2,098.8	94.3	50.8	21,627.3	65.3
Less: Securities pledged	684.7	29.8	0.5	—	714.0	—
Total fixed maturities	18,887.3	2,069.0	93.8	50.8	20,913.3	65.3
Equity securities	26.4	3.6	0.2	—	29.8	—
Total fixed maturities and equity securities investments	$18,913.7	$2,072.6	$94.0	$50.8	$20,943.1	$65.3
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Statements of Operations.

(3) Represents other-than-temporary impairments ("OTTI") reported as a component of Other comprehensive income.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
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
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Statements of Operations.

(3) Represents OTTI reported as a component of Other comprehensive income.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2012, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid. Mortgage-backed securities ("MBS") and other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$1,122.5	$1,145.2
After one year through five years	4,967.1	5,274.6
After five years through ten years	5,836.5	6,440.6
After ten years	3,781.8	4,468.9
Mortgage-backed securities	3,182.5	3,617.3
Other asset-backed securities	681.6	680.7
Fixed maturities, including securities pledged	$19,572.0	$21,627.3

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of December 31, 2012, the Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10% of the Company’s Shareholder’s equity. As of December 31, 2011 the Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and the Dutch State loan obligation, with a carrying value in excess of 10% of the Company’s Shareholder’s equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of December 31, 2012 and 2011:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
2012
Communications	$991.8	$138.8	$0.5	$1,130.1
Financial	1,669.5	179.0	17.6	1,830.9
Industrial and other companies	8,393.6	839.0	5.5	9,227.1
Utilities	2,573.6	310.8	9.9	2,874.5
Transportation	356.4	41.9	0.2	398.1
Total	$13,984.9	$1,509.5	$33.7	$15,460.7

2011
Communications	$1,109.9	$96.0	$5.3	$1,200.6
Financial	1,948.2	115.1	54.3	2,009.0
Industrial and other companies	8,453.1	634.0	33.2	9,053.9
Utilities	2,589.6	244.5	10.5	2,823.6
Transportation	366.3	31.7	2.5	395.5
Total	$14,467.1	$1,121.3	$105.8	$15,482.6

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The Company invests in various categories of collateralized mortgage obligations ("CMOs"), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of December 31, 2012 and 2011, approximately 32.9% and 28.3%, respectively, of the Company’s CMO holdings, such as interest-only or principal-only strips, were invested in those types of CMOs, which are subject to more prepayment and extension risk than traditional CMOs.

Repurchase Agreements

As described in the Business, Basis of Presentation and Significant Accounting Policy note, the Company engages in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. As of December 31, 2012 and 2011 the Company did not have any securities pledged in dollar rolls and repurchase agreement transactions.

The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. As of December 31, 2012 and 2011, the Company did not have any securities pledged under reverse repurchase agreements.

Securities Lending

As described in the Business, Basis of Presentation and Significant Accounting Policy note, the Company engages in securities lending whereby certain domestic securities from its portfolio are loaned to other institutions for short periods of time. As of December 31, 2012 and 2011, the fair value of loaned securities was $134.7 and $233.0, respectively, and is included in Securities pledged on the Balance Sheets. As of December 31, 2012 and 2011, collateral retained by the lending agent and invested in liquid assets on the Company's behalf was $138.9 and $248.3, respectively, and recorded in Short-term investments under securities loan agreement, including collateral delivered on the Balance Sheets. As of December 31, 2012 and 2011, liabilities to return collateral of $138.9 and $248.3, respectively, are included in Payables under securities loan agreement, including collateral held on the Balance Sheets.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company provided no non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of the equity tranches of the collateralized loan obligations ("CLOs") of $4.0 and $3.5 as of December 31, 2012 and 2011, respectively, is included in Limited partnerships/corporations on the Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Statements of Operations.

On June 4, 2012, the Company entered into an agreement to sell certain general account private equity limited partnership investment interest holdings with a carrying value of $146.1 as of March 31, 2012 to a group of private equity funds that are managed by Pomona Management LLC, an affiliate of the Company. The transaction resulted in a net pretax loss of $16.9 in the second quarter of 2012 reported in Net investment income on the Statements of Operations. The transaction closed in two tranches with the first tranche closed on June 29, 2012 and the second tranche closed on October 29, 2012. Consideration received included $8.2 of promissory notes due in two equal installments at December 31, 2013 and 2014. In connection with these promissory notes, ING U.S., Inc. unconditionally guarantees payments of the notes in the event of any default of payments due. No additional loss was incurred on the second tranche since the fair value of the alternative investments was reduced to the agreed-upon sales price as of June 30, 2012.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Securitizations

The Company invests in various tranches of securitization entities, including residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS") and ABS. Certain RMBS investments represent agency pass-through securities and close-to-the-index tranches issued by Fannie Mae, Freddie Mac, or a similar government-sponsored entity. Investments held by the Company in non-agency RMBS and CMBS also include interest-only, principal-only and inverse floating securities. Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities described above are thinly capitalized by design and considered VIEs under ASC 810-10-25 as amended by ASU 2009-17. As discussed above, the Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer, or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company through its investments or other arrangements does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and will not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale as described in the Business, Basis of Presentation and Significant Accounting Policies note to these Financial Statements.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2012 and 2011:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
2012
U.S. corporate, state and municipalities	$237.3	$2.9	$40.1	$0.6	$94.0	$10.4	$371.4	$13.9
Foreign	33.3	3.1	23.9	1.8	158.1	17.6	215.3	22.5
Residential mortgage-backed	116.3	2.2	10.9	0.1	181.6	29.1	308.8	31.4
Commercial mortgage-backed	4.8	—	11.2	1.2	15.8	1.8	31.8	3.0
Other asset-backed	0.1	—	—	—	152.8	23.5	152.9	23.5
Total	$391.8	$8.2	$86.1	$3.7	$602.3	$82.4	$1,080.2	$94.3

2011
U.S. corporate, state and municipalities	$798.9	$17.6	$97.6	$4.1	$208.0	$20.6	$1,104.5	$42.3
Foreign	476.5	30.2	51.1	5.0	339.5	34.6	867.1	69.8
Residential mortgage-backed	74.6	0.9	188.2	5.7	305.6	84.3	568.4	90.9
Commercial mortgage-backed	155.1	1.9	234.7	17.9	35.7	6.6	425.5	26.4
Other asset-backed	42.6	0.3	26.5	9.6	142.1	59.7	211.2	69.6
Total	$1,547.7	$50.9	$598.1	$42.3	$1,030.9	$205.8	$3,176.7	$299.0

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Of the unrealized capital losses aged more than twelve months, the average fair value of the related fixed maturities was 87.9% and 83.4% of the average book value as of December 31, 2012 and 2011, respectively.

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of December 31, 2012 and 2011:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2012
Six months or less below amortized cost	$553.1	$27.3	$22.8	$6.5	116	13
More than six months and twelve months or less below amortized cost	151.9	2.9	7.9	1.0	35	3
More than twelve months below amortized cost	290.1	149.2	10.0	46.1	83	55
Total	$995.1	$179.4	$40.7	$53.6	234	71

2011
Six months or less below amortized cost	$1,638.7	$178.0	$52.5	$52.5	271	49
More than six months and twelve months or less below amortized cost	645.4	57.1	38.0	17.3	67	22
More than twelve months below amortized cost	735.1	221.4	47.0	91.7	126	80
Total	$3,019.2	$456.5	$137.5	$161.5	464	151

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of December 31, 2012 and 2011:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2012
U.S. corporate, state and municipalities	$370.3	$15.0	$7.5	$6.4	50	1
Foreign	187.8	50.0	7.6	14.9	20	10
Residential mortgage-backed	277.3	62.9	13.3	18.1	112	43
Commercial mortgage-backed	33.2	1.6	2.5	0.5	12	1
Other asset-backed	126.5	49.9	9.8	13.7	40	16
Total	$995.1	$179.4	$40.7	$53.6	234	71

2011
U.S. corporate, state and municipalities	$1,112.3	$34.5	$32.4	$9.9	137	5
Foreign	850.6	86.3	41.7	28.1	131	12
Residential mortgage-backed	500.9	158.4	31.7	59.2	98	89
Commercial mortgage-backed	446.3	5.6	25.1	1.3	24	1
Other asset-backed	109.1	171.7	6.6	63.0	74	44
Total	$3,019.2	$456.5	$137.5	$161.5	464	151

All investments with fair values less than amortized cost are included in the Company's other-than-temporary impairments analysis and impairments were recognized as disclosed in the "Evaluating Securities for Other-Than-Temporary Impairments" section

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

below. The Company evaluates non-agency RMBS and ABS for other-than-temporary impairments each quarter based on actual and projected cash flows after considering the quality and updated loan-to-value ratios of underlying collateral, forecasted loss severity, the payment priority within the tranche structure of the security and amount of any credit enhancements. The Company's assessment of current levels of cash flows compared to estimated cash flows at the time the securities were acquired indicates the amount and the pace of projected cash flows from the underlying collateral has generally been lower and slower, respectively. However, since cash flows are typically projected at a trust level, the impairment review incorporates the security's position within the trust structure as well as credit enhancement remaining in the trust to determine whether an impairment is warranted. Therefore, while lower and slower cash flows will impact the trust, the effect on a particular security within the trust will be dependent upon the trust structure. Where the assessment continues to project full recovery of principal and interest on schedule, the Company has not recorded an impairment. Unrealized losses on below investment grade securities are principally related to RMBS (primarily Alt-A RMBS) and ABS (primarily subprime RMBS) largely due to economic and market uncertainties including concerns over unemployment levels, lower interest rate environment on floating rate securities requiring higher risk premiums since purchase and valuations of residential real estate supporting non-agency RMBS. Based on this analysis, the Company determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired and therefore no further other-than-temporary impairment was necessary

Fixed Maturity Securities Credit Quality - Ratings

The Securities Valuation Office ("SVO") of the National Association of Insurance Commissioners ("NAIC") evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called "NAIC designations." An internally developed rating is used as permitted by the NAIC if no rating is available. These designations are generally similar to the credit quality designations of the NAIC acceptable rating organizations ("ARO") for marketable fixed maturity securities, called rating agency designations except for certain structured securities as described below. NAIC designations of "1," highest quality and "2," high quality, include fixed maturity securities generally considered investment grade by such rating organizations. NAIC designations "3" through "6" include fixed maturity securities generally considered below investment grade by such rating organizations.

The NAIC designations for structured securities, including subprime and Alt-A RMBS, are based upon a comparison of the bond's amortized cost to the NAIC's loss expectation for each security. Securities where modeling results in no expected loss in all scenarios are considered to have the highest designation of NAIC 1. A large percentage of the Company's RMBS securities carry a NAIC 1 designation while the ARO rating indicates below investment grade. This is primarily due to the credit and intent impairments recorded by the Company which reduced the amortized cost on these securities to a level resulting in no expected loss in all scenarios, which corresponds to a NAIC 1 designation. The revised methodology reduces regulatory reliance on rating agencies and allows for greater regulatory input into the assumptions used to estimate expected losses from such structured securities. In the tables below, the Company presents the rating of structured securities based on ratings from the NAIC rating methodologies described above (which may not correspond to rating agency designations.) All NAIC designations (e.g., NAIC 1-6) are based on the revised NAIC methodologies.

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

Information about certain of the Company's fixed maturity securities holdings by NAIC designations is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents the Company's best estimate of comparable ratings from rating agencies, including Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Ratings Services ("S&P") and Fitch, Inc. ("Fitch"). If no rating is available from a rating agency, then an internally developed rating is used.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

•	when two ratings are received then the lower rating is applied;

•	when a single rating is received, the ARO rating is applied; and

•	when ratings are unavailable then an internal rating is applied.

Subprime and Alt-A Mortgage Exposure

The Company does not originate or purchase subprime or Alt-A whole-loan mortgages. Subprime lending is the origination of loans to customers with weaker credit profiles. The Company defines Alt-A Loans to include the following: residential mortgage loans to customers who have strong credit profiles but lack some element, such as documentation to substantiate income; residential mortgage loans to borrowers that would otherwise be classified as prime but whose loan structure provides repayment options to the borrower that increase the risk of default; and any securities backed by residential mortgage collateral not clearly identifiable as prime or subprime.

The Company's exposure to subprime mortgage backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings are included in Other ABS in the "Fixed Maturities and Equity Securities" section above. As of December 31, 2012, the fair value, and gross unrealized losses related to the Company's exposure to subprime mortgage backed securities was $194.0 and $23.5, respectively, representing 0.9% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2011, the fair value and gross unrealized losses related to the Company's exposure to subprime mortgage backed securities were $189.3 and $69.7, respectively, representing 0.8% of total fixed maturities, including securities pledged, based on fair value.

The following tables summarize the Company's exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of December 31, 2012 and 2011:

	% of Total Subprime Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
2012
	1	67.1%	AAA	—%	2007	13.2%
	2	3.1%	AA	4.0%	2006	6.2%
	3	14.2%	A	9.1%	2005 and prior	80.6%
	4	13.5%	BBB	8.5%		100.0%
	5	1.0%	BB and below	78.4%
	6	1.1%		100.0%
		100.0%
2011
	1	79.0%	AAA	1.6%	2007	18.9%
	2	6.2%	AA	5.9%	2006	6.6%
	3	10.5%	A	7.9%	2005 and prior	74.5%
	4	1.5%	BBB	9.8%		100.0%
	5	1.3%	BB and below	74.8%
	6	1.5%		100.0%
		100.0%

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The Company's exposure to Alt-A mortgages is included in Residential mortgage-backed securities in the "Fixed Maturities and Equity Securities" section above. As of December 31, 2012, the fair value and gross unrealized losses related to the Company's exposure to Alt-A RMBS aggregated to $133.6 and $21.7, respectively, representing 0.6% of total fixed maturities including securities pledged, based on fair value. As of December 31, 2011, the fair value and gross unrealized losses related to the Company's exposure to Alt-A RMBS aggregated to $129.7 and $52.7, respectively, representing 0.6% of total fixed maturities, including securities pledged, based on fair value.

The following tables summarize the Company's exposure to Alt-A residential mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of December 31, 2012 and 2011:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
2012
	1	36.3%	AAA	0.2%	2007	31.4%
	2	10.9%	AA	0.8%	2006	19.4%
	3	15.7%	A	0.6%	2005 and prior	49.2%
	4	30.4%	BBB	2.6%		100.0%
	5	5.7%	BB and below	95.8%
	6	1.0%		100.0%
		100.0%
2011
	1	38.5%	AAA	0.3%	2007	30.0%
	2	11.6%	AA	1.7%	2006	18.9%
	3	12.2%	A	5.0%	2005 and prior	51.1%
	4	29.1%	BBB	2.9%		100.0%
	5	7.4%	BB and below	90.1%
	6	1.2%		100.0%
		100.0%

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Commercial Mortgage-backed and Other Asset-backed Securities

As of December 31, 2012 and 2011, the fair value of the Company's CMBS totaled $1.8 billion and $2.0 billion, respectively, and Other ABS, excluding subprime exposure, totaled $491.9 and $489.7, respectively. As of December 31, 2012 and 2011, the gross unrealized losses related to CMBS totaled $3.0 and $26.4, respectively. As of December 31, 2012, there were no gross unrealized losses related to Other ABS, excluding subprime exposure. As of December 31, 2011, gross unrealized losses related to Other ABS, excluding subprime exposure, totaled $0.2. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

The following tables summarize the Company's exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of December 31, 2012 and 2011:

	% of Total CMBS
	NAIC Designation		ARO Ratings		Vintage
2012
	1	97.5%	AAA	47.6%	2008	0.6%
	2	1.8%	AA	25.4%	2007	28.8%
	3	0.4%	A	10.1%	2006	35.3%
	4	0.3%	BBB	7.3%	2005 and prior	35.3%
	5	—%	BB and below	9.6%		100.0%
	6	—%		100.0%
		100.0%
2011
	1	97.1%	AAA	52.7%	2008	0.5%
	2	1.8%	AA	18.4%	2007	25.9%
	3	—%	A	12.7%	2006	31.2%
	4	—%	BBB	8.8%	2005 and prior	42.4%
	5	—%	BB and below	7.4%		100.0%
	6	1.1%		100.0%
		100.0%

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2012, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 29.2%, 11.2% and 36.6%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2011, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 31.6%, 13.1% and 31.3%, respectively, of total Other ABS, excluding subprime exposure.

The following tables summarize the Company's exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of December 31, 2012 and 2011:

	% of Total Other ABS
	NAIC Designation		ARO Ratings		Vintage
2012
	1	97.0%	AAA	92.5%	2012	18.0%
	2	2.2%	AA	1.0%	2011	17.1%
	3	—%	A	3.5%	2010	4.6%
	4	—%	BBB	2.2%	2009	6.0%
	5	—%	BB and below	0.8%	2008	3.1%
	6	0.8%		100.0%	2007	14.7%
		100.0%			2006	21.2%
					2005 and prior	15.3%
						100.0%
2011
	1	96.9%	AAA	87.3%	2011	19.0%
	2	1.8%	AA	3.9%	2010	10.8%
	3	—%	A	3.0%	2009	8.4%
	4	0.1%	BBB	3.8%	2008	3.6%
	5	1.2%	BB and below	2.0%	2007	19.3%
	6	—%		100.0%	2006	20.5%
		100.0%			2005 and prior	18.4%
						100.0%
Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructure when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of December 31, 2012 the Company did not have any troubled debt restructurings. As of December 31, 2011, the Company had one private placement troubled debt restructuring with a pre-modification and post-modification carrying value of $9.8.

As of December 31, 2012 and 2011, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
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

The following table summarizes the Company’s investment in mortgage loans as of December 31, 2012 and 2011:

	2012	2011
Commercial mortgage loans	$2,836.2	$3,138.8
Collective valuation allowance	(1.2)	(1.5)
Total net commercial mortgage loans	$2,835.0	$3,137.3

There were no impairments taken on the mortgage loan portfolio for the year ended December 31, 2012. Impairments taken on the mortgage loan portfolio were $6.9 for the year ended December 31, 2011.

The following table summarizes the activity in the allowance for losses for all commercial mortgage loans as of December 31, 2012 and 2011:

	2012	2011
Collective valuation allowance for losses, beginning of period	$1.5	$3.0
Addition to / (reduction of) allowance for losses	(0.3)	(1.5)
Collective valuation allowance for losses, end of period	$1.2	$1.5

The following table presents information on impaired loans as of December 31, 2012 and 2011:

	2012	2011
Impaired loans, average investment during the period	$—	$8.3

There were no mortgage loans in the Company's portfolio in process of foreclosure as of December 31, 2012 and 2011. There were no other loans in arrears with respect to principal and interest as of December 31, 2012 and 2011.

The following table presents information on interest income recognized on impaired loans for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Interest income recognized on impaired loans, on an accrual basis	$—	$—	$1.3
Interest income recognized on impaired loans, on a cash basis	—	—	1.4

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

of a property’s net income to its debt service payments. A DSC ratio of less than 1.0 indicates that property’s operations do not generate sufficient income to cover debt payments. These ratios are utilized as part of the review process described above.

The following table presents the LTV ratios as of December 31, 2012 and 2011:

	2012(1)	2011(1)
Loan-to-Value Ratio:
0% - 50%	$658.9	$920.9
50% - 60%	848.0	833.9
60% - 70%	1,169.4	1,173.2
70% - 80%	149.4	191.3
80% and above	10.5	19.5
Total Commercial mortgage loans	$2,836.2	$3,138.8
(1) Balances do not include allowance for mortgage loan credit losses.

The following table presents the DSC ratios as of December 31, 2012 and 2011:

	2012(1)	2011(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$1,970.9	$2,105.3
1.25x - 1.5x	464.8	565.8
1.0x - 1.25x	259.2	355.5
Less than 1.0x	141.3	112.2
Total Commercial mortgage loans	$2,836.2	$3,138.8
(1) Balances do not include allowance for mortgage loan credit losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of December 31, 2012 and 2011:

	2012(1)		2011(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$622.7	22.1%	$702.5	22.4%
South Atlantic	528.3	18.6%	582.8	18.6%
Middle Atlantic	338.9	11.9%	361.7	11.5%
East North Central	347.2	12.2%	411.4	13.1%
West South Central	373.7	13.2%	414.1	13.2%
Mountain	338.2	11.9%	364.9	11.6%
West North Central	135.8	4.8%	138.2	4.4%
New England	77.5	2.7%	82.2	2.6%
East South Central	73.9	2.6%	81.0	2.6%
Total Commercial mortgage loans	$2,836.2	100.0%	$3,138.8	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	2012(1)		2011(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Industrial	$1,159.2	41.0%	$1,223.2	39.0%
Retail	711.8	25.0%	807.4	25.7%
Office	427.4	15.1%	542.2	17.3%
Apartments	366.8	12.9%	371.5	11.8%
Hotel/Motel	69.0	2.4%	129.6	4.1%
Mixed use	16.6	0.6%	12.6	0.4%
Other	85.4	3.0%	52.3	1.7%
Total Commercial mortgage loans	$2,836.2	100.0%	$3,138.8	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

The following table sets forth the breakdown of mortgages by year of origination as of December 31, 2012 and 2011:

	2012(1)	2011(1)
Year of Origination:
2012	$314.3	$—
2011	795.4	791.2
2010	184.8	272.1
2009	65.9	77.8
2008	253.8	406.5
2007	272.8	447.7
2006 and prior	949.2	1,143.5
Total Commercial mortgage loans	$2,836.2	$3,138.8
(1) Balances do not include allowance for mortgage loan credit losses.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
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

The following tables identify the Company’s credit-related and intent-related impairments included in the Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Impairment	No. of Securities	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate	$6.0	3	$9.5	17	$5.1		24
Foreign(1)	0.7	3	27.2	52	30.7		23
Residential mortgage-backed	9.7	55	12.3	65	24.5		67
Commercial mortgage-backed	1.7	1	49.7	14	23.2		7
Other asset-backed	0.4	3	74.8	60	104.6		54
Equity	—	—	—	—	—	*	1
Mortgage loans on real estate	—	—	6.9	5	6.3		5
Total	$18.5	65	$180.4	213	$194.4		181
(1) Primarily U.S. dollar denominated.
* Less than $0.1.

The above tables include $14.7, $27.6 and $95.5 of write-downs related to credit impairments for the years ended December 31, 2012, 2011 and 2010, respectively, in Other-than-temporary impairments which are recognized in the Statements of Operations. The remaining $3.8, $152.8 and $98.9, in write-downs for the years ended December 31, 2012, 2011 and 2010, respectively, are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the years ended December 31, 2012, 2011 and 2010 :

	2012			2011		2010
	Impairment		No. of Securities	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$0.5		1	$9.5	16	$4.1	23
Foreign(1)	0.7		3	24.1	48	12.8	18
Residential mortgage-backed	0.9		6	1.8	8	6.1	11
Commercial mortgage-backed	1.7		1	45.5	14	3.9	2
Other asset-backed	—	*	1	71.9	59	72.0	35
Mortgage loans on real estate	—		—	—	—	—	—
Total	$3.8		12	$152.8	145	$98.9	89
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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The fair value of fixed maturities with OTTI as of December 31, 2012 and 2011 was $2.2 billion and $2.1 billion, respectively.

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Balance at January 1	$64.1	$118.2	$123.3
Additional credit impairments:
On securities not previously impaired	4.8	5.0	20.0
On securities previously impaired	6.8	6.7	23.4
Reductions:
Securities intent impaired	—	(3.4)	(7.1)
Securities sold, matured, prepaid or paid down	(27.8)	(62.4)	(41.4)
Balance at December 31	$47.9	$64.1	$118.2

Net Investment Income

The following table summarizes Net investment income for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Fixed maturities	$1,137.9	$1,242.5	$1,182.2
Equity securities, available-for-sale	4.0	3.7	4.5
Mortgage loans on real estate	166.3	174.9	180.8
Policy loans	5.7	6.6	7.2
Short-term investments and cash equivalents	0.2	2.0	4.1
Other	23.7	38.4	30.7
Gross investment income	1,337.8	1,468.1	1,409.5
Less: Investment expenses	52.3	58.8	53.1
Net investment income	$1,285.5	$1,409.3	$1,356.4

As of December 31, 2012 and 2011, the Company did not have any investments in fixed maturities which produced no net investment income. Fixed maturities are moved to a non-accrual status immediately when the investment defaults.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net realized capital gains (losses) were as follows for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Fixed maturities, available-for-sale, including securities pledged	$138.0	$33.7	$11.8
Fixed maturities, at fair value option	(57.7)	(34.4)	(14.6)
Equity securities, available-for-sale	(0.2)	(0.2)	1.9
Derivatives	(1,654.0)	744.4	(807.9)
Embedded derivative - fixed maturities	(4.2)	4.3	12.3
Embedded derivative - product guarantees	202.9	(1,699.1)	(111.9)
Other investments	1.1	(5.7)	(9.2)
Net realized capital gains (losses)	$(1,374.1)	$(957.0)	$(917.6)
After-tax net realized capital gains (losses)	$(932.8)	$(513.1)	$(660.6)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before-tax were as follows for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Proceeds on sales	$4,652.0	$3,821.9	$6,211.7
Gross gains	177.8	238.0	243.1
Gross losses	(14.3)	(33.7)	(37.4)

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

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

Forwards: The Company uses forward contracts to hedge certain invested assets against movement in interest rates, particularly mortgage rates. The Company uses To Be Announced securities as an economic hedge against rate movements. The Company utilizes these contracts in non-qualifying hedging relationships.

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

Options: The Company uses put options to manage the equity, interest rate, and equity volatility risk of the economic liabilities associated with variable annuity minimum guaranteed living benefits. The Company also uses call options to hedge against an increase in various equity indices. Such increases may result in increased payments to the holders of the FIA contracts. The Company pays an upfront premium to purchase these options. The Company utilizes these options in non-qualifying hedging relationships.

Variance swaps: The Company uses variance swaps to manage equity volatility risk on the economic liabilities associated with certain minimum guaranteed living benefits. An increase in the equity volatility results in a higher valuations of such liabilities. In an equity variance swap, the Company agrees with another party to exchange amounts in the future, based on the changes in equity volatility over a defined period. The Company utilizes equity variance swaps in non-qualifying hedging relationships.

Embedded derivatives: The Company also invests in certain fixed maturity instruments and has issued certain annuity products, that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity rates, or credit ratings/spreads. Embedded derivatives within fixed maturities are reported with the host contract on the Balance Sheets and changes in fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Statements of Operations. Embedded derivatives within annuity products are included in Future policy benefits and contract owner account balances on the Balance Sheets and changes in the fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Statements of Operations.

In addition, the Company has entered into two coinsurance with funds withheld arrangements that contain embedded derivatives in which the fair value is based on the change in the fair value of the underlying assets held in trust. The embedded derivative within the coinsurance funds withheld arrangement is included in Funds held under reinsurance treaties with affiliates on the Balance Sheets and changes in the fair value are recorded in Interest credited and other benefits to contract owners in the Statements of Operations.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of December 31, 2012 and 2011:

	2012			2011
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Non-qualifying for hedge accounting:
Interest rate contracts	$31,588.1	$1,283.5	$539.5	$27,046.0	$1,538.4	$520.0
Foreign exchange contracts	1,508.7	10.4	27.4	1,297.8	9.7	42.4
Equity contracts	14,482.7	86.4	231.7	15,434.3	60.1	28.4
Credit contracts	155.5	1.0	—	143.4	0.9	14.1
Embedded derivatives:
Within fixed maturity investments	N/A	50.8	—	N/A	55.0	—
Within annuity products	N/A	—	3,397.8	N/A	—	3,512.1
Within reinsurance agreements	N/A	—	301.3	N/A	—	230.9
Total		$1,432.1	$4,497.7		$1,664.1	$4,347.9
N/A - Not Applicable.

Net realized gains (losses) on derivatives were as follows for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Derivatives: Qualifying for hedge accounting(1):
Fair value hedges:
Interest rate contracts	$—	$—	$(3.3)
Derivatives: Non-qualifying for hedge accounting(2):
Interest rate contracts	121.6	1,300.8	38.5
Foreign exchange contracts	2.4	(5.8)	9.3
Equity contracts	(1,779.3)	(548.2)	(853.4)
Credit contracts	1.3	(2.4)	1.0
Embedded derivatives:
Within fixed maturity investments(2)	(4.2)	4.3	12.3
Within annuity products(2)	202.9	(1,699.1)	(111.9)
Within reinsurance agreements	50.9	(251.8)	(17.8)
Total	$(1,404.4)	$(1,202.2)	$(925.3)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are recorded in Other net realized capital gains (losses) in the Statements of Operations. For the years ended December 31, 2012, 2011 and 2010, ineffective amounts are deemed to be immaterial.

(2) Changes in value are included in other net realized capital gains (losses) in the Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments.  These instruments are typically written for a maturity period of five years and do not contain recourse provisions, which would enable the seller to recover from third parties. The Company has International Swaps and Derivatives Association, Inc. ("ISDA") agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty.  To the extent cash collateral is received, it is included in Payables under securities loan agreements, including

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

collateral held, on the Balance Sheets and is reinvested in short-term investments.  Collateral held is used in accordance with the Credit Support Annex ("CSA") to satisfy any obligations.  Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Balance Sheets.  In the event of a default on the underlying credit exposure, the Company will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par value minus recovery value of the swap contract. As of December 31, 2012, the fair value of credit default swaps of $1.0 were included in Derivatives assets and there were no credit default swaps included in Derivatives liabilities, respectively, on the Balance Sheets.  As of December 31, 2011, the fair value of credit default swaps of $0.9 and $14.1 were included in Derivatives assets and Derivatives liabilities, respectively, on the Balance Sheets.  As of December 31, 2012 and 2011, the maximum potential future exposure to the Company on the sale of credit default swaps was $155.5 and $108.8, respectively.

4.	Fair Value Measurements

Fair Value Measurement

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

When available, the estimated fair value of financial instruments is based on quoted prices in active markets that are readily and regularly obtainable. When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flow methodologies, matrix pricing, or other similar techniques.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	2012
	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,303.7	$7.8	$—	$1,311.5
U.S government agencies and authorities	—	23.7	—	23.7
U.S. corporate, state and municipalities	—	10,513.9	113.6	10,627.5
Foreign(1)	—	5,345.7	20.9	5,366.6
Residential mortgage-backed securities	—	1,829.5	24.2	1,853.7
Commercial mortgage-backed securities	—	1,763.6	—	1,763.6
Other asset-backed securities	—	602.5	78.2	680.7
Total fixed maturities, including securities pledged	1,303.7	20,086.7	236.9	21,627.3
Equity securities, available-for-sale	14.0	—	15.8	29.8
Derivatives:
Interest rate contracts	—	1,283.5	—	1,283.5
Foreign exchange contracts	—	10.4	—	10.4
Equity contracts	23.9	50.8	11.7	86.4
Credit contracts	—	1.0	—	1.0
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	3,115.0	6.1	—	3,121.1
Assets held in separate accounts	39,799.1	—	—	39,799.1
Total assets	$44,255.7	$21,438.5	$264.4	$65,958.6

Liabilities:
Annuity product guarantees:
FIA	$—	$—	$1,393.8	$1,393.8
GMAB / GMWB / GMWBL(2)	—	—	2,004.0	2,004.0
Embedded derivative on reinsurance	—	301.3	—	301.3
Derivatives:
Interest rate contracts	0.4	539.1	—	539.5
Foreign exchange contracts	—	27.4	—	27.4
Equity contracts	212.6	19.1	—	231.7
Credit contracts	—	—	—	—
Total liabilities	$213.0	$886.9	$3,397.8	$4,497.7
(1) Primarily U.S. dollar dominated
(2) Guaranteed minimum accumulation benefits ("GMAB"), Guaranteed minimum withdrawal benefits ("GMWB"), Guaranteed minimum withdrawal benefits for life ("GMWBL").

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	2011
	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,778.0	$7.8	$—	$1,785.8
U.S government agencies and authorities	—	23.7	—	23.7
U.S. corporate, state and municipalities	—	10,251.1	124.5	10,375.6
Foreign(1)	—	5,525.2	56.9	5,582.1
Residential mortgage-backed securities	—	2,245.1	60.7	2,305.8
Commercial mortgage-backed securities	—	2,001.9	—	2,001.9
Other asset-backed securities	—	600.8	72.8	673.6
Total fixed maturities, including securities pledged	1,778.0	20,655.6	314.9	22,748.5
Equity securities, available-for-sale	11.4	—	16.3	27.7
Derivatives:
Interest rate contracts	4.0	1,534.4	—	1,538.4
Foreign exchange contracts	—	9.7	—	9.7
Equity contracts	26.5	—	33.6	60.1
Credit contracts	—	0.9	—	0.9
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,760.7	5.8	—	2,766.5
Assets held in separate accounts	39,356.9	—	—	39,356.9
Total assets	$43,937.5	$22,206.4	$364.8	$66,508.7

Liabilities:
Annuity product guarantees:
FIA	$—	$—	$1,282.2	$1,282.2
GMAB / GMWB / GMWBL(2)	—	—	2,229.9	2,229.9
Embedded derivative on reinsurance	—	230.9	—	230.9
Derivatives:
Interest rate contracts	—	520.0	—	520.0
Foreign exchange contracts	—	42.4	—	42.4
Equity contracts	3.3	—	25.1	28.4
Credit contracts	—	1.2	12.9	14.1
Total liabilities	$3.3	$794.5	$3,550.1	$4,347.9
(1) Primarily U.S. dollar dominated
(2) Guaranteed minimum accumulation benefits ("GMAB"), Guaranteed minimum withdrawal benefits ("GMWB"), Guaranteed minimum withdrawal benefits for life ("GMWBL").

Valuation of Financial Assets and Liabilities at Fair Value

Certain assets and liabilities are measured at estimated fair value on the Company’s Balance Sheets. In addition, further disclosure of estimated fair values is included in the Investments note to these Financial Statements. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The exit price and the transaction (or entry) price will be the same at initial recognition in many circumstances. However, in certain cases, the transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to transfer a

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

liability to a third-party with an equal credit standing. Fair value is required to be a market-based measurement which is determined based on a hypothetical transaction at the measurement date, from a market participant’s perspective. The Company considers three broad valuation techniques when a quoted price is unavailable: (i) the market approach, (ii) the income approach and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given the instrument being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available.

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

Broker quotes and prices obtained from pricing services are reviewed and validated through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.  As of December 31, 2012, $157.7 and $16.3 billion of a total fair value of $21.6 billion in fixed maturities, including securities pledged, were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing. At December 31, 2011, $157.1 and $17.7 billion of a total of $22.7 billion in fixed maturities, including securities pledged, were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing model.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

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

The discount rate used to determine the fair value of the Company's guaranteed minimum accumulation benefits ("GMAB"), guaranteed minimum withdrawal benefits ("GMWB"), guaranteed minimum withdrawal benefits with life payouts ("GMWBL") and fixed-indexed annuity ("FIA") embedded derivative liabilities includes an adjustment to reflect the risk that these obligations

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

will not be fulfilled ("nonperformance risk"). Through June 30, 2012, the Company's nonperformance risk adjustment was based on the credit default swap spreads of ING Insurance, the Company's indirect parent company and applied to the risk-free swap curve in the Company's valuation models for these product guarantees. As a result of the availability of ING U.S., Inc.'s market observable data following the issuance of long-term debt on July 13, 2012, the Company changed its estimate of nonperformance risk as of the beginning of the third quarter of 2012 to incorporate a blend of observable, similarly rated peer company credit default swap spreads, adjusted to reflect the credit quality of the Company as well as an adjustment to reflect the priority of policyholder claims.

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

Transfers in and out of Level 1 and 2

There were no securities transferred between Levels 1 and Level 2 for the years ended December 31, 2012 and 2011. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the year ended December 31, 2012:

	Year Ended December 31, 2012
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:			Purchases	Issuances	Sales	Settlements	Transfers in to Level 3(2)	Transfers out of Level 3(2)	Fair Value as of December 31	Change in Unrealized Gains (Losses) Included in Earnings (3)
		Net Income		OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$124.5	$0.6		$(1.9)	$—	$—	$—	$(22.3)	$36.3	$(23.6)	$113.6	$0.6
Foreign	56.9	0.6		(0.5)	—	—	(4.0)	(5.6)	8.3	(34.8)	20.9	—
Residential mortgage-backed securities	60.7	(0.8)		0.2	—	—	—	(1.0)	—	(34.9)	24.2	(0.8)
Other asset-backed securities	72.8	6.4		3.1	—	—	(16.6)	(4.4)	16.9	—	78.2	2.6
Total fixed maturities, including securities pledged	314.9	6.8		0.9	—	—	(20.6)	(33.3)	61.5	(93.3)	236.9	2.4

Equity securities, available-for-sale	16.3	(0.1)		(0.1)	2.3	—	(2.4)	—	—	(0.2)	15.8	—
Derivatives, net	(4.4)	(0.9)		—	18.5	—	—	—	—	(1.5)	11.7	(6.7)
Annuity product guarantees:
FIA	(1,282.2)	(173.7)		—	—	(81.2)	—	143.3	—	—	(1,393.8)	—
GMWB/GMAB/GMWBL	(2,229.9)	376.6		—	—	(151.3)	—	0.6	—	—	(2,004.0)	—
Total annuity product guarantees	(3,512.1)	202.9	(1)	—	—	(232.5)	—	143.9	—	—	(3,397.8)	—
(1) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Other net realized capital gains (losses) in the Statements of Operations.

(2) The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(3) For financial instruments still held as of December 31, amounts are included in Net investment income and Total net realized capital gains (losses) in the Statements of Operations.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the year ended December 31, 2011:

	Year Ended December 31, 2011
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:			Purchases	Issuances	Sales	Settlements	Transfers in to Level 3(2)	Transfers out of Level 3(2)	Fair Value as of December 31	Change in Unrealized Gains (Losses) Included in Earnings (3)
		Net Income		OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$40.1	$(0.3)		$(2.7)	$12.6	$—	$—	$(24.7)	$99.5	$—	$124.5	$(0.2)
Foreign	9.8	0.3		(0.1)	13.9	—	(12.5)	(7.7)	54.9	(1.7)	56.9	(0.5)
Residential mortgage-backed securities	198.6	—		(0.6)	34.3	—	(0.1)	(11.3)	1.9	(162.1)	60.7	(1.0)
Other asset-backed securities	644.8	(78.7)		64.3	—	—	(214.7)	(35.7)	—	(307.2)	72.8	(10.1)
Total fixed maturities, including securities pledged	893.3	(78.7)		60.9	60.8	—	(227.3)	(79.4)	156.3	(471.0)	314.9	(11.8)

Equity securities, available-for-sale	13.5	(0.1)		0.1	4.3	—	(0.2)	—	—	(1.3)	16.3	—
Derivatives, net	76.6	(38.6)		—	—	—	(42.4)	—	—	—	(4.4)	(50.0)
Annuity product guarantees:
FIA	(1,165.5)	(111.7)		—	—	(128.3)	—	123.3	—	—	(1,282.2)	—
GMWB/GMAB/GMWBL	(490.2)	(1,587.4)		—	—	(154.5)	—	2.2	—	—	(2,229.9)	—
Total annuity product guarantees	(1,655.7)	(1,699.1)	(1)	—	—	$(282.8)	$—	125.5	—	—	(3,512.1)	—
(1) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Other net realized capital gains (losses) in the Statements of Operations.

(2) The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(3) For financial instruments still held as of December 31, amounts are included in Net investment income and Total net realized capital gains (losses) in the Statements of Operations.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The transfers in and out of Level 3 for fixed maturities, equity securities and separate account for the year ended December 31, 2012, were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

The fair value of certain options and swap contracts were valued using observable inputs and such options and swap contracts were transferred from Level 3 to Level 2 during the year ended December 31, 2012.

The transfers out of Level 3 for the year ended December 31, 2011 in fixed maturities, including securities pledged, were primarily due to the Company's determination that the market for subprime RMBS securities had become active in the first quarter 2011 and to an increased utilization of vendor valuations for certain CMO assets, as opposed to the previous use of broker quotes in the second quarter of 2011. While the valuation methodology for subprime RMBS securities has not changed, the Company has concluded that the frequency of transactions in the market for subprime RMBS securities represent regularly occurring market transactions and therefore are now classified as Level 2.

Significant Unobservable Inputs

Quantitative information about the significant unobservable inputs used in the Company's Level 3 fair value measurements of its annuity product guarantees is presented in the following sections and table.

The Company's Level 3 fair value measurements of its fixed maturities, equity securities available-for-sale and equity and credit derivative contracts are primarily based on broker quotes for which the quantitative detail of the unobservable inputs is neither provided nor reasonably corroborated, thus negating the ability to perform a sensitivity analysis. The Company performs a review of broker quotes by performing a monthly price variance comparison and back tests broker quotes to recent trade prices.

Significant unobservable inputs used in the fair value measurements of GMABs, GMWBs and GMWBLs include long-term equity implied volatility, correlations between the rate of return on policyholder funds and between interest rates and equity returns, nonperformance risk, mortality and policyholder behavior assumptions, such as benefit utilization, lapses and partial withdrawals.

Significant unobservable inputs used in the fair value measurements of FIAs include nonperformance risk and lapses. Such inputs are monitored quarterly.

Following is a description of selected inputs:

Equity Volatility: A term-structure model is used to approximate implied volatility for the equity indices for GMAB, GMWB and GMWBL fair value measurements. Where no implied volatility is readily available in the market, an alternative approach is applied based on historical volatility.

Correlations: Integrated interest rate and equity scenarios are used in GMAB, GMWB and GMWBL fair value measurements to better reflect market interest rates and interest rate volatility correlations between equity and fixed income fund groups and between equity fund groups and interest rates. The correlations are based on historical fund returns and swap rates from external sources.

Nonperformance Risk: For the estimate of the fair value of embedded derivatives associated with the Company's product guarantees, the Company uses a blend of observable, similarly rated peer company credit default swap spreads, adjusted to reflect the credit quality of the Company as well as adjustment to reflect the priority of policyholder claims.

Actuarial Assumptions: Management regularly reviews actuarial assumptions, which are based on the Company's experience and periodically reviewed against industry standards. Industry standards and Company experience may be limited on certain products.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2012:

Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA
Long-term equity implied volatility	15% to 25%		15% to 25%		—
Correlations between:
Equity Funds	50% to 98%		50% to 98%		—
Equity and Fixed Income Funds	-20% to 44%		-20% to 44%		—
Interest Rates and Equity Funds	-25% to -16%		-25% to -16%		—
Nonperformance risk	0.10% to 1.3%		0.10% to 1.3%		0.10% to 1.3%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—
Partial Withdrawals	0% to 10%		0% to 10%		—
Lapses	0.08% to 32%	(3)	0.08% to 31%	(3)	0% to 10%	(3)
Mortality	—	(4)	—	(4)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 26% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, we assume that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapses and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less “in the money” due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts that are highly “in the money”. The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of December 31, 2012 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)
< 60	$3.54	$0.27	$3.81	5.5
60-69	6.80	0.36	7.16	1.9
70+	4.16	0.14	4.30	0.2
	$14.50	$0.77	$15.27	2.8

(3)
Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period. We make dynamic adjustments to lower the lapse rates for contracts that are more “in the money.” The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of December 31, 2012 (account value amounts are in $ billions).

		GMAB		GMWB/GMWBL
	Moneyness	Account Value	Lapse Range	Account Value	Lapse Range
During Surrender Charge Period
	In the Money**	$—	0.08% to 8.2%	$8.5	0.08% to 5.8%
	Out of the Money	—	0.41% to 12%	0.9	0.35% to 12%
After Surrender Charge Period
	In the Money**	—	2.4% to 22%	6.1	1.5% to 17%
	Out of the Money	0.1	12% to 31%	0.6	3.2% to 32%
** The low end of the range corresponds to policies that are highly "in the money." The high end of the range corresponds to the policies that are close to zero in terms of "in the moneyness."
(4) The mortality rate is based on the Annuity 2000 Basic table with mortality improvements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

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

The Company notes the following interrelationships:

•
Higher long-term equity implied volatility is often correlated with lower equity returns, which will result in higher in-the-moneyness, which in turn, results in lower lapses due to the dynamic lapse component reducing the lapses. This increases the projected number of policies that are available to use the GMWBL benefit and may also increase the fair value of the GMWBL.

•	Generally, an increase (decrease) in benefit utilization will decrease (increase) lapses for GMWB and GMWBL.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments were as follows as of December 31, 2012 and 2011:

	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$21,627.3	$21,627.3	$22,748.5	$22,748.5
Equity securities, available-for-sale	29.8	29.8	27.7	27.7
Mortgage loans on real estate	2,835.0	2,924.7	3,137.3	3,214.1
Loan - Dutch State obligation(1)	—	—	658.2	660.6
Policy loans	101.8	101.8	112.0	112.0
Limited partnerships/corporations	166.9	166.9	305.4	305.4
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	3,121.1	3,121.1	2,766.5	2,766.5
Derivatives	1,381.3	1,381.3	1,609.1	1,609.1
Other investments	80.7	80.7	82.2	82.2
Deposits from affiliates	901.7	984.4	1,377.6	1,360.3
Assets held in separate accounts	39,799.1	39,799.1	39,356.9	39,356.9
Liabilities:
Investment contract liabilities:
Deferred annuities(2)	20,262.4	21,062.8	22,453.2	22,749.4
Funding agreements with a fixed maturity and guaranteed investment contracts	1,818.6	1,718.0	2,568.2	2,367.7
Supplementary contracts, immediate annuities and other	1,094.1	1,194.4	1,062.7	1,128.4
Annuity product guarantees:
FIA	1,393.8	1,393.8	1,282.2	1,282.2
GMAB/GMWB/GMWBL	2,004.0	2,004.0	2,229.9	2,229.9
Derivatives	798.6	798.6	604.9	604.9
Long-term debt	435.0	491.6	435.0	419.3
Embedded derivative on reinsurance	301.3	301.3	230.9	230.9
(1) This facility was terminated in November 2012. Refer to the Related Party note for further description of the transaction.
(2) Certain amounts included in Deferred annuities are also reflected within the Annuity product guarantees section of the table above.

The following disclosures are made in accordance with the requirements of ASC Topic 825 which requires disclosure of fair value information about financial instruments, whether or not recognized at fair value on the Balance Sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates, in many cases, could not be realized in immediate settlement of the instrument.

ASC Topic 825 excludes certain financial instruments, including insurance contracts and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following valuation methods and assumptions were used by the Company in estimating the fair value of the following financial instruments, which are not carried at fair value on the Balance Sheets:

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
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

Loan - Dutch State obligation: The fair value of the Dutch State loan obligation is estimated utilizing cash flows net of certain contract fees discounted using The Netherlands Strip Yield Curve and is classified as Level 2.

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

Other investments: Federal Home Loan Bank ("FHLB") stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value and is classified as Level 1. The carrying value of the stock was $78.9 and $80.2 as of December 31, 2012 and 2011, respectively.

Deposits from affiliates: Fair value is estimated based on the fair value of the liabilities for the underlying contracts, plus the fair value of the unamortized ceding allowance. The Fair value of the liabilities of the underlying contract is estimated based on the mean present value of stochastically modeled cash flows associated with the contract liabilities taking into account assumptions about contract holder behavior. The stochastic valuation scenario set is consistent with current market parameters and discount is taken using stochastically evolving short risk-free rates plus an adjustment for nonperformance risk. Margins for non-financial risks associated with the contract liabilities are also included. The fair value of the unamortized ceding allowance is based on the projected release ceding allowances and discounted at risk-free rates plus an adjustment for nonperformance risk. These liabilities are classified as Level 3.

Investment contract liabilities:

Deferred annuities: Fair value is estimated as the mean present value of stochastically modeled cash flows associated with the contract liabilities, taking into account assumptions about contract holder behavior. The stochastic valuation scenario set is consistent with current market parameters and discount is taken using stochastically evolving risk-free rates in the scenarios plus an adjustment for nonperformance risk. Margins for non-financial risks associated with the contract liabilities are also included. These liabilities are classified as Level 3.

Funding agreements with a fixed maturity and guaranteed investment contracts: Fair value is estimated by discounting cash flows, including associated expenses for maintaining the contracts, at rates, which are risk-free rates plus an adjustment for nonperformance risk. These liabilities are classified as Level 2.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

of the instruments. In evaluating the Company’s management of interest rate, price and liquidity risks, the fair values of all assets and liabilities should be taken into consideration, not only those presented above.

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Balance at January 1	$3,326.5	$2,758.9	$3,322.4
Deferrals of commissions and expenses	107.8	126.8	171.1
Amortization:
Amortization	(582.0)	742.6	(570.8)
Interest accrued(1)	262.7	169.1	177.2
Net amortization included in the Statements of Operations	(319.3)	911.7	(393.6)
Change in unrealized capital gains/losses on available-for-sale securities	(146.8)	(470.9)	(341.0)
Balance at December 31	$2,968.2	$3,326.5	$2,758.9
(1) Interest accrued at 3.0% to 7.0% during 2012, 2011 and 2010.

Activity within VOBA was as follows for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Balance at January 1	$46.1	$66.5	$113.2
Amortization:
Amortization	(27.5)	(11.0)	(28.6)
Interest accrued(1)	3.1	3.7	3.9
Net amortization included in the Statements of Operations	(24.4)	(7.3)	(24.7)
Change in unrealized capital gains/losses on available-for-sale securities	6.7	(13.1)	(22.0)
Balance at December 31	$28.4	$46.1	$66.5
(1) Interest accrued at 3.0% to 7.0% during 2012, 2011 and 2010.

The estimated amount of VOBA amortization expense, net of interest, is $0.2, $6.4, $6.4, $5.4 and $4.8, for the years 2013, 2014, 2015, 2016 and 2017, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

6.    Sales Inducements

During the year ended December 31, 2012, 2011 and 2010, the Company capitalized $29.8, $32.2 and $46.9, respectively, of sales inducements. During the years ended December 31, 2012, 2011 and 2010, the Company amortized $(303.1), $461.8 and $(82.0), respectively, of sales inducements. The unamortized balance of capitalized sales inducements, net of unrealized capital gains (losses) on available-for-sale securities, was $741.6, $1,023.9 and $669.9 as of December 31, 2012, 2011 and 2010, respectively.

7.    Additional Insurance Benefits and Minimum Guarantees

Under the requirements of ASC Topic 944, the Company calculates reserve liabilities for certain guaranteed benefits and for universal life products with certain patterns of cost of insurance charges and certain other fees.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following assumptions and methodology were used to determine GMDB, GMIB, GMWBL, GMAB and GMWB additional reserves at December 31, 2012 and 2011.

Area	Assumptions/Basis for Assumptions
Data used	Based on 1,000 investment performance scenarios

Mean investment performance
GMDB: The mean investment performance varies by fund group. In general the Company groups all separate account returns into 6 fund groups and generate stochastic returns for each of these fund groups. The overall mean blended separate account return is 8.1%. The general account fixed portion is a small percentage of the overall total.

GMIB: the overall blended mean is 8.1% based on a single fund group.

GMAB / GMWB / GMWBL: Zero rate curve.

Volatility	GMDB: 15.8% for 2012 and 2011. GMIB: 15.8% for 2012 and 16.5% for 2011. GMAB / GMWB / GMWBL: Implied volatilities through the first 5 years and then a blend of implied and historical thereafter.

Mortality	Depending on the type of benefit and gender, the Company uses Annuity 2000 basic table with mortality improvement through 2011, further adjusted for company experience.

Lapse rates	Vary by contract type, share class, time remaining in the surrender charge period and in-the-moneyness.

Discount rates	GMDB / GMIB: 5.5% for 2012 and 2011. GMAB / GMWB / GMWBL: Zero rate curve plus adjustment for nonperformance risk.

The calculation of the GMIB and GMWBL liabilities assumes dynamic surrenders and dynamic utilization of the guaranteed benefit reserves.

The separate account liabilities subject to the requirements for additional reserve liabilities under ASC Topic 944 for minimum guaranteed benefits and the additional liabilities recognized related to minimum guarantees, by type, as of December 31, 2012 and 2011, and the paid and incurred amounts by type for the years ended December 31, 2012 and 2011, were as follows:

	GMDB	GMAB/GMWB	GMIB	GMWBL
Separate account liability at December 31, 2012	$39,799.1	$954.1	$14,503.9	$15,249.5

Separate account liability at December 31, 2011	$39,356.9	$1,105.9	$14,208.0	$14,743.7

Additional liability balance:
Balance at January 1, 2011	$373.9	$77.0	$—	$217.5
Incurred guaranteed benefits	246.7	40.1	—	1,520.6
Paid guaranteed benefits	(110.3)	(2.2)	—	—
Balance at December 31, 2011	$510.3	$114.9	$—	$1,738.1
Incurred guaranteed benefits	94.2	(38.3)	—	(226.3)
Paid guaranteed benefits	(116.5)	(0.6)	—	—
Balance at December 31, 2012	$488.0	$76.0	$—	$1,511.8

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The net amount at risk, net of reinsurance, and the weighted average attained age of contract owners by type of minimum guaranteed benefit, were as follows as of December 31, 2012 and 2011.

	GMDB	GMAB/GMWB	GMIB	GMWBL
2012
Net amount at risk, net of reinsurance	$6,920.6	$38.4	$—	$—
Weighted average attained age	69.0	69.0	—	—

2011
Net amount at risk, net of reinsurance	$8,699.0	$63.2	$—	$—
Weighted average attained age	68.0	68.0	—	—
The aggregate fair value of equity securities, including mutual funds, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2012 and 2011 was $39.8 billion and $39.4 billion, respectively.

8.    Reinsurance

At December 31, 2012, the Company had reinsurance treaties with 15 unaffiliated reinsurers covering a portion of the mortality risks and guaranteed death and living benefits under its annuity contracts. The Company, as cedant, also has reinsurance treaties with two affiliates, SLD and SLDI, related to GICs, fixed annuities, variable annuities and universal life insurance policies. In addition, the Company assumed reinsurance risk under reinsurance treaties with its affiliate, ReliaStar Life Insurance Company ("RLI"), related to certain life insurance policies and employee benefit group annual term policies. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

Reinsurance ceded in force for life mortality risks was $155.1 billion and $147.7 billion at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, net receivables were comprised of the following:

	2012	2011
Claims recoverable from reinsurers	$8.0	$11.0
Amounts due to reinsurers	(10.8)	(23.6)
Reinsurance reserves ceded	2,585.5	2,188.2
Deposits	901.7	1,377.6
Reinsurance receivable	523.1	498.1
Other	7.2	17.3
Total	$4,014.7	$4,068.6

Premiums and Interest credited and other benefits to contract owners were reduced by the following amounts for reinsurance ceded for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Premiums:
Direct premiums	$16.3	$16.9	$17.8
Reinsurance assumed	480.3	478.4	522.8
Reinsurance ceded	(37.6)	(39.1)	(260.0)
Net premiums	$459.0	$456.2	$280.6

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

9.    Capital Contributions, Dividends and Statutory Information

The Company's ability to pay dividends to its parent is subject to the prior approval of the State of Iowa Insurance Division (the "Division") for payment of any dividend, which, when combined with other dividends paid within the preceding twelve months, exceeds the greater of (1) ten percent (10.0%) of the Company's earned statutory surplus at the prior year end or (2) the Company's prior year statutory net gain from operations. Iowa law also prohibits an Iowa insurer from declaring or paying a dividend except out of its earned surplus unless prior insurance regulatory approval is obtained.

During the year ended December 31, 2012, following receipt of required approval from the Division, the Company paid a return of capital distribution of $250.0 to its Parent. During the years ended December 31, 2011 and 2010, the Company did not pay a dividend or return of capital distribution to its Parent.

During the year ended December 31, 2012, the Company did not receive any capital contributions from its Parent. During the years ended December 31, 2011 and 2010, the Company received $44.0 and $749.0, respectively, in capital contributions from its Parent.

The Company is subject to minimum risk-based capital ("RBC") requirements established by the Division. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital ("TAC"), as defined by the NAIC, to authorized control level RBC, as defined by the NAIC. The Company exceeded the minimum RBC requirements that would require any regulatory or corrective action for all periods presented herein.

The Company is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Division. Such statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities and contract owner account balances using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Certain assets that are not admitted under statutory accounting principles are charged directly to surplus. Depending on the regulations of the Division, the entire amount or a portion of an insurance company's asset balance can be nonadmitted based on the specific rules regarding admissibility.

Statutory net income (loss) was $(9.1), $386.0 and $(384.4), for the years ended December 31, 2012, 2011 and 2010, respectively. Statutory capital and surplus was $2.2 billion as of December 31, 2012 and 2011.

10.     Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of AOCI as of December 31, 2012, 2011 and 2010.

	2012	2011	2010

Fixed maturities, net of OTTI	$2,004.5	$1,331.1	$682.4
Equity securities, available-for-sale	3.4	1.0	6.9
Derivatives	(0.7)	(1.1)	0.3
DAC/VOBA and sales inducements adjustment on available-for-sale securities	(1,283.3)	(1,134.1)	(510.1)
Other investments	(35.4)	(35.7)	(35.7)
Unrealized capital gains (losses), before tax	688.5	161.2	143.8
Net deferred income tax asset (liability)	(55.3)	82.7	9.8
Unrealized capital gains (losses), after tax	633.2	243.9	153.6
Pension liability, net of tax	1.0	1.2	1.2
AOCI	$634.2	$245.1	$154.8

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, net of DAC, VOBA and tax, related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Fixed maturities	$660.7	$619.7	$1,244.0
Equity securities, available-for-sale	2.4	(5.9)	3.4
Derivatives	0.4	(1.4)	0.3
DAC/VOBA and sales inducements adjustment on available-for-sale securities	(149.2)	(624.0)	(451.7)
Other investments	0.3	—	(10.7)
Change in unrealized gains/losses on securities, before tax	514.6	(11.6)	785.3
Deferred income tax asset/liability	(133.5)	83.1	(101.8)
Change in unrealized gains/losses on securities, after tax	381.1	71.5	683.5

Change in OTTI, before tax	12.7	29.0	(6.9)
Deferred income tax asset /liability	(4.5)	(10.2)	2.4
Change in OTTI, after tax	8.2	18.8	(4.5)

Pension and other post-employment benefit liability, before tax	(0.2)	—	(0.2)
Deferred income tax asset/liability	—	—	0.1
Pension and other post-employment benefit liability, after tax	(0.2)	—	(0.1)

Net change in AOCI, after tax	$389.1	$90.3	$678.9

Changes in unrealized capital gains/losses on securities, including securities pledged and noncredit impairments, as recognized in AOCI , reported net of DAC, VOBA and income taxes, were as follows for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Net unrealized capital gains/losses arising during the year(1)	$447.5	$34.0	$515.4
Less: reclassification adjustment for gains (losses) and other items included in Net income (loss)(2)	97.9	22.7	9.4
Change in deferred tax valuation allowance and other tax adjustments(3)	39.7	79.0	173.0
Net change in unrealized capital gains/losses on securities	$389.3	$90.3	$679.0
(1) Pretax net unrealized capital gains/losses arising during the year were $674.9, $52.3 and $792.9 for the years ended December 31, 2012, 2011 and 2010, respectively.
(2) Pretax reclassification adjustments for gains (losses) and other items included in Net income (loss) were $147.6, $34.9 and $14.5, for the years ended December 31, 2012, 2011 and 2010, respectively.
(3) These amounts include amounts allocated to Other Comprehensive Income in accordance with the exception described in ASC 740-20-45-7.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

11.    Income Taxes

Income tax expense (benefit) consisted of the following for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Current tax expense (benefit):
Federal	$266.6	$(195.8)	$622.9
Total current tax expense (benefit)	266.6	(195.8)	622.9
Deferred tax expense (benefit):
Federal	(84.3)	64.5	(665.0)
Total deferred tax expense (benefit)	(84.3)	64.5	(665.0)
Total income tax expense (benefit)	$182.3	$(131.3)	$(42.1)

Income taxes were different from the amount computed by applying the federal income tax rate to income (loss) before income taxes for the following reasons for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Income (loss) before income taxes	$5.3	$20.8	$63.3
Tax rate	35.0%	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	1.9	7.3	22.2
Tax effect of:
Dividends received deduction	(72.9)	(30.3)	(75.9)
Valuation allowance	247.9	(109.0)	64.0
Audit settlements	(0.1)	3.3	(49.2)
Tax credits	(2.0)	(2.0)	(3.5)
Prior year tax	6.9	—	—
Other	0.6	(0.6)	0.3
Income tax expense (benefit)	182.3	(131.3)	(42.1)

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Temporary Differences

The tax effects of temporary differences that give rise to Deferred tax assets and Deferred tax liabilities at December 31, 2012 and 2011, are presented below.

	2012	2011
Deferred tax assets:
Insurance reserves	$1,035.9	$1,003.3
Investments	940.6	662.7
Employee compensation and benefits	29.4	50.7
Other assets	183.0	172.6
Total gross assets before valuation allowance	2,188.9	1,889.3
Less: Valuation allowance	220.3	12.1
Assets, net of valuation allowance	1,968.6	1,877.2

Deferred tax liabilities:
Deferred policy acquisition costs	(1,293.8)	(1,500.6)
Net unrealized investment (gains) losses	(652.1)	(275.2)
Value of business acquired	(20.6)	(29.2)
Other liabilities	(35.0)	(33.6)
Total gross liabilities	(2,001.5)	(1,838.6)
Net deferred income tax asset (liability)	$(32.9)	$38.6

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of December 31, 2012 and 2011, the Company had a tax valuation allowance of $406.0 and $158.1, respectively, that was allocated to Net income (loss) and $(185.7) and $(146.0), respectively, that was allocated to Other comprehensive income. Therefore, after consideration of available sources of taxable income required to realize the Company's deferred tax assets in the future, the Company had a tax valuation allowance of $220.3 related to deferred tax assets as of December 31, 2012.

Tax Sharing Agreement

The Company had a payable to ING U.S., Inc. of $22.6 and receivable of $204.0 as of December 31, 2012 and 2011, respectively, for federal income taxes under the intercompany tax sharing agreement.

The results of the Company's operations are included in the consolidated tax return of ING U.S., Inc. Generally, the Company's financial statements recognize the current and deferred income tax consequences that result from the Company's activities during the current and preceding periods pursuant to the provisions of Income Taxes (ASC 740) as if the Company were a separate taxpayer rather than a member of ING U.S., Inc.'s consolidated income tax return group with the exception of any net operating loss carryforwards and capital loss carryforwards, which are recorded pursuant to the tax sharing agreement. The Company's tax sharing agreement with ING U.S., Inc. states that for each taxable year prior to January 1, 2013 during which the Company is included in a consolidated federal income tax return with ING U.S., Inc., ING U.S., Inc. will pay to the Company an amount equal to the tax benefit of the Company's net operating loss carryforwards and capital loss carryforwards generated in such year, without regard to whether such net operating loss carryforwards and capital loss carryforwards are actually utilized in the reduction of the consolidated federal income tax liability for any consolidated taxable year.

Effective January 1, 2013, the Company entered into a new tax sharing agreement with ING U.S., Inc. which provides that, for 2013 and subsequent years, ING U.S., Inc. will pay the Company for the tax benefits of ordinary and capital losses only in the event that the consolidated tax group actually uses the tax benefit of losses generated.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits for the years ended December 31, 2012, 2011and 2010 are as follows:

	2012	2011	2010
Balance at beginning of period	$2.7	$28.0	$60.3
Additions for tax positions related to prior years	—	6.1	28.0
Reductions for tax positions related to prior years	—	(6.1)	(60.2)
Reductions for settlements with taxing authorities	—	(25.3)	(0.1)
Balance at end of period	$2.7	$2.7	$28.0

The Company had $2.7 of unrecognized tax benefits as of December 31, 2012 and 2011, that would affect the Company's effective tax rate if recognized.

Interest and Penalties

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in Current income taxes and Income tax expense on the Balance Sheets and Statements of Operations, respectively. The Company had no accrued interest for the years ended December 31, 2012 and 2011.

Tax Regulatory Matters

In March 2012, the Internal Revenue Service ("IRS") completed its examination of the Company's return for tax year 2010. The 2010 audit settlement did not have a material impact on the financial statements.

The Company is currently under audit by the IRS for tax years 2011 and 2012 and it is expected that the examination of tax year 2011 will be finalized within the next twelve months. The timing of the payment (if any) of the remaining allowance of $2.7 cannot be reliably estimated. The Company and the IRS have agreed to participate in the Compliance Assurance Program ("CAP") for the tax years 2011, 2012 and 2013.

12.    Benefit Plans

Defined Benefit Plan

ING North America Insurance Corporation ("ING North America") sponsors the ING Americas Retirement Plan (the "Retirement Plan"), effective as of December 31, 2001. Substantially all employees of ING North America and its affiliates (excluding certain employees) are eligible to participate, including the Company's employees. ING North America filed a request for a determination letter on the qualified status of the Retirement Plan, but has not yet received a favorable determination letter.

Beginning January 1, 2012, the Retirement Plan implemented a cash balance pension formula instead of a final average pay ("FAP") formula, allowing all eligible employees to participate in the Retirement Plan. Participants will earn an annual credit equal to 4% of eligible pay. Interest is credited monthly based on a 30-year U.S. Treasury securities bond rate published by the Internal Revenue Service in the preceding August of each year. The accrued vested cash balance benefit is portable; participants can take it when they leave the Company's employ. For participants in the Retirement Plan as of December 31, 2012, there will be a two-year transition period from the Retirement Plan's current FAP formula to the cash balance pension formula. Due to ASC Topic 715 requirements, the accounting impact of the change in the Retirement Plan was recognized upon Board approval November 10, 2011. This change had no material impact on the financial statements.

The Retirement Plan is a tax-qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation ("PBGC"). As of January 1, 2002, each participant in the Retirement Plan (except for certain specified employees) earns a benefit under a FAP formula. Subsequent to December 31, 2001, ING North America is responsible for all Retirement Plan liabilities. The costs allocated to the Company for its employees' participation in

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

the Retirement Plan were $7.7, $11.5 and $11.0, for the years ended December 31, 2012, 2011 and 2010, respectively, and are included in Operating expenses in the Statements of Operations.

Defined Contribution Plan

ING North America sponsors the ING Americas Savings Plan and ESOP (the "Savings Plan"). Substantially all employees of ING North America and its affiliates (excluding certain employees) are eligible to participate, including the Company's employees other than Company agents. The Savings Plan is a tax-qualified defined contribution retirement plan, which includes an employee stock ownership plan ("ESOP") component. The Savings Plan was amended effective January 1, 2011, to permit Roth 401(k) contributions to be made to the Plan. ING North America filed a request for a determination letter on the qualified status of the Plan and received a favorable determination letter dated May 19, 2009. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. ING North America matches such pre-tax contributions, up to a maximum of 6.0% of eligible compensation. Matching contributions are subject to a 4-year graded vesting schedule, although certain specified participants are subject to a 5-year graded vesting schedule. All contributions made to the Savings Plan are subject to certain limits imposed by applicable law. The cost allocated to the Company for the Savings Plan were $3.2, $3.3 and $2.4, for the years ended December 31, 2012, 2011 and 2010, respectively, and are included in Operating expenses in the Statements of Operations.

Non-Qualified Retirement Plans

Effective December 31, 2001, the Company, in conjunction with ING North America, offered certain eligible employees (other than Career Agents) a Supplemental Executive Retirement Plan and an Excess Plan (collectively, the "SERPs"). Benefits under the SERPs are determined based on an eligible employee's years of service and average annual compensation for the highest five years during the last ten years of employment.

Effective January 1, 2012, the Supplemental Executive Retirement Plan was amended to coordinate with the amendment of the Retirement Plan from its current final average pay formula to a cash balance formula.

The SERPs are non-qualified defined benefit pension plans, which means all the SERPs benefits are payable from the general assets of the Company. These non-qualified defined benefit pension plans are not guaranteed by the PBGC.

Obligations and Funded Status

The following table summarizes the benefit obligations, fair value of plan assets and funded status, for the SERPs for the years ended December 31, 2012 and 2011.

	2012	2011
Change in obligation:
Projected benefit obligation, January 1	$25.2	$25.5
Interest cost	1.2	1.3
Benefits paid	(1.3)	(1.1)
Actuarial gain on obligation	(0.2)	(0.2)
Plan adjustments	—	(0.3)
Benefit obligation, December 31	$24.9	$25.2
Fair Value of Plan Assets:
Fair value of plan assets, December 31	$—	$—

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Amounts recognized in the Balance Sheets consist of:

	2012	2011
Accrued benefit cost	$(24.9)	$(25.2)
Accumulated other comprehensive loss (income):
Prior service cost	(0.2)	(0.3)
Net amount recognized	$(25.1)	$(25.5)

Assumptions

The weighted-average assumptions used in the measurement of the December 31, 2012 and 2011, benefit obligation for the SERPs were as follows:

	2012	2011
Discount rate	4.05%	4.75%
Rate of compensation increase	4.00%	4.00%

In determining the discount rate assumption, the Company utilizes current market information provided by its plan actuaries, including a discounted cash flow analysis of the Company's pension obligation and general movements in the current market environment. The discount rate modeling process involves selecting a portfolio of high quality, noncallable bonds that will match the cash flows of the SERP. Based upon all available information, it was determined that 4.05% was the appropriate discount rate as of December 31, 2012, to calculate the Company's accrued benefit liability.

The weighted-average assumptions used in calculating the net pension cost were as follows:

	2012	2011	2010
Discount rate	4.75%	5.50%	6.00%
Rate of increase in compensation levels	4.00%	4.00%	3.00%

Since the benefit plans of the Company are unfunded, an assumption for return on plan assets is not required.

Net Periodic Benefit Costs

Net periodic benefit costs for the SERPs for the years ended December 31, 2012, 2011 and 2010, were as follows:

	2012	2011	2010
Interest cost	$1.2	$1.3	$1.5
Amortization of prior service cost (credit)	(0.1)	—	—
Net loss (gain) recognition	(0.2)	(0.2)	(0.8)
Net periodic benefit cost	$0.9	$1.1	$0.7

Cash Flows

In 2012, the employer contributed $1.5 to the SERPs. Future expected benefit payments related to the SERPs for the years ended December 31, 2013 through 2017, and thereafter through 2022, are estimated to be $1.5, $1.5, $1.5, $1.5, $1.5 and $7.8, respectively.

Stock Option and Share Plans

Long-term Equity Ownership Plan: Starting in 2004, ING Group began issuing options under the Long-term Equity Ownership Plan (“leo”). Under leo, participants are awarded both stock options and performance shares. Leo options are nonqualified options on ING Group shares in the form of American Depository Receipts (“ADRs”). The leo options give the recipient the right to

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

purchase an ING Group share in the form of ADRs at a price equal to the fair market value of one ING Group share on the date of grant. The options have a ten-year term and vest three years from the grant date subject to the participant meeting the three-year service vesting condition. Upon vesting, participants generally have up to seven years in which to exercise their vested options. A shorter exercise period applies in the event of termination due to redundancy, business divestiture, voluntary termination, or termination for cause.

Leo performance shares are a contingent grant of ING Group stock and generally vest three years from the grant date, and can range from 0-200% of target based on ING’s Total Shareholder Return (“TSR”) relative to a peer group of global financial services companies as determined at the end of the vesting period. To vest, a participant must be actively employed on the vesting date, although immediate vesting will occur in the event of the participant’s death, disability or retirement. If a participant is terminated due to redundancy or business divestiture, vesting will occur but in only a portion of the award. Unvested shares are generally subject to forfeiture when an employee voluntarily terminates employment or is terminated for cause (as defined in the leo plan document).

Long-term Sustainable Performance Plan performance shares (“LSPP”) were granted on March 30, 2011 and 2012 with a three year graded vesting schedule. Participants were awarded a conditional right to receive a number of ING Group shares in the form of ADR's in the future. Awards under the LSPP vest, and shares are delivered 1/3 each of the first, second and third anniversary of the award date, provided the participants are still employed by ING. The LSPP performance shares are subject to a performance measure. The number of ADR's that would be ultimately granted at the end of each performance period is dependent upon a measure of the Company's performance over that period.

At the end of the specified performance period, the extent to which ING’s performance targets have been met will determine the actual number of leo and LSPP performance shares that the participants will receive on the vesting date.

The Company was allocated from ING compensation expense for the leo options, leo performance shares and LSPP of $5.1, $4.2 and $2.6, for the years ended December 31, 2012, 2011 and 2010, respectively.

For leo, the Company recognized minimal tax benefits in December 31, 2012, 2011 and 2010.

Other Benefit Plans

In addition to providing retirement plan benefits, the Company, in conjunction with ING North America, provides certain supplemental retirement benefits to eligible employees and health care and life insurance benefits to retired employees and other eligible dependents. The supplemental retirement plan includes a non-qualified defined benefit pension plan and a non-qualified defined contribution plan, which means all benefits are payable from the general assets of the Company. The post-retirement health care plan is contributory, with retiree contribution levels adjusted annually and the Company subsidizes a portion of the monthly per-participant premium. Beginning August 1, 2009, the Company moved from self-insuring its supplemental health care costs and began to use a private-fee-for-service Medicare Advantage program for post-Medicare eligible retired participants. In addition, effective October 1, 2009, the Company no longer subsidizes medical premium costs for early retirees. This change does not impact any participant currently retired and receiving coverage under the plan or any employee who is eligible for coverage under the plan and whose employment ended before October 1, 2009. The Company continues to offer access to medical coverage until retirees become eligible for Medicare. The life insurance plan provides a flat amount of noncontributory coverage and optional contributory coverage. The ING Americas Deferred Compensation Savings Plan is a deferred compensation plan that includes a 401(k) excess component. The benefits charges allocated to the Company related to all of these plans for the years ended December 31, 2012, 2011 and 2010 were $3.5, $3.4 and $2.1, respectively.

13.    Commitments and Contingencies

Leases

The Company leases its office space and certain equipment under operating leases, the longest term of which expires in 2017.

For the years ended December 31, 2012, 2011 and 2010, rent expense for leases was $6.9, $7.7 and $8.4, respectively. The future net minimum payments under noncancelable leases for the years ended December 31, 2013 through 2017 are estimated to be $7.2,

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

$7.3, $7.2, $6.6 and $5.3, respectively, and $0.0, thereafter. The Company pays substantially all expenses associated with its leased and subleased office properties. Expenses not paid directly by the Company were paid for by an affiliate and allocated back to the Company.

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

As of December 31, 2012 and 2011, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $304.7 and $255.3, respectively.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. Agreements ("ISDA Agreements"), the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA Agreements will be met with regard to the CSA. The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. As of December 31, 2012 and 2011, the Company held $766.7 and $821.2, of net cash collateral, respectively, related to derivative contracts, which was included in Payables under securities loan agreement, including collateral held, on the Balance Sheets. In addition, as of December 31, 2012 and 2011, the Company delivered collateral of $579.3 and $779.8, respectively, in fixed maturities pledged under derivatives contracts, which was included in Securities pledged on the Balance Sheets.

Federal Home Loan Bank Funding

The Company is a member of the Federal Home Loan Bank of Des Moines ("FHLB") and is required to maintain collateral that backs funding agreements issued to the FHLB. As of December 31, 2012 and 2011, the Company had $1,548.0 and $1,579.6, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB. These non-putable funding agreements are included in Future policy benefits and contract owner account balances on the Balance Sheets. As of December 31, 2012 and 2011, assets with a market value of $1,855.1 and $1,897.9, respectively, collateralized the funding agreements to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Balance Sheets.

Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operation. The Company may also post collateral in connection with certain securities lending, repurchase agreements, funding agreement, LOC and derivative transactions as described further in this note. The components of the fair value of the restricted assets were as follows as of December 31, 2012 and 2011:

	2012	2011
Fixed maturity collateral pledged to FHLB	$1,855.1	$1,897.9
FHLB restricted stock(1)	78.9	80.3
Other fixed maturities-state deposits	12.1	12.2
Securities pledged(2)	714.0	1,012.8
Total restricted assets	$2,660.1	$3,003.2
(1) Reported in Other investments on the Balance Sheets. Refer to Other investments in Business, Basis of Presentation and Significant Accounting Policies note for further discussion.
(2) Includes the fair value of loaned securities of $134.7 and $233.0 as of December 31, 2012 and 2011, respectively, which is included in Securities pledged on the Balance Sheets.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required to be made. Accordingly, the Company's estimate reflects both types of matters. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued, the estimate reflects the reasonably possible range of loss in excess of the accrued amounts. For other matters included within this estimation for which a reasonably possible but not probable range of loss exists, the estimate reflects the reasonably possible and unaccrued loss or range of loss. As of December 31, 2012, the Company estimates the aggregate range of reasonably possible losses in excess of any amounts accrued for these matters as of such date, is not material to the Company.

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

14.     Related Party Transactions

Operating Agreements

The Company has certain agreements whereby it generates revenues and incurs expenses with affiliated entities. The agreements are as follows:

▪
Underwriting and distribution agreement with Directed Services LLC ("DSL") (successor by merger to Directed Services, Inc.), an affiliated broker-dealer, whereby DSL serves as the principal underwriter for variable insurance products issued

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

by the Company. DSL is authorized to enter into agreements with broker-dealers to distribute the Company's variable products and appoint representatives of the broker-dealers as agents. For the years ended December 31, 2012, 2011 and 2010, commissions were incurred in the amounts of $208.0, $201.1 and $204.3, respectively.

▪
Asset management agreement with ING Investment Management LLC ("IIM"), an affiliate, in which IIM provides asset management, administration and accounting services for ING USA's general account. The Company records a fee, which is paid quarterly, based on the value of the assets under management. For the years ended December 31, 2012, 2011 and 2010, expenses were incurred in the amounts of $50.3, $56.2 and $49.0, respectively.

▪
Intercompany agreement with DSL pursuant to which DSL agreed, effective January 1, 2010, to pay the Company, on a monthly basis, a portion of the revenues DSL earns as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company's variable insurance products. For the years ended December 31, 2012, 2011 and 2010, revenue under the DSL intercompany agreement was $141.1, $143.4 and $146.9, respectively.

▪
Intercompany agreement with IIM pursuant to which IIM agreed, effective January 1, 2010, to pay the Company, on a monthly basis, a portion of the revenues IIM earns as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company's variable insurance products. For the years ended December 31, 2012, 2011 and 2010, revenue under the IIM intercompany agreement was $33.8, $35.3 and $32.0, respectively.

▪
Services agreements with ING North America, dated September 1, 2000 and January 1, 2001, respectively, for administrative, management, financial, information technology and finance and treasury services. For the years ended December 31, 2012 2011 and 2010, expenses were incurred in the amounts of $109.3, $110.3 and $91.6, respectively. Effective October 1, 2010, the services agreement with ING North America dated January 1, 2001, was amended in order for the Company to provide ING North America with use of the corporate office facility at 5780 Powers Ferry Road, N.W., Atlanta, GA (the "Atlanta Office") in exchange for ING North America's payment of the Company's direct and indirect costs for the Atlanta Office.

▪
Services agreement between the Company and its U.S. insurance company affiliates dated January 1, 2001, amended effective January 1, 2002 and December 31, 2007, for administrative, management, professional, advisory, consulting and other services. For the years ended December 31, 2012, 2011 and 2010, expenses related to the agreements were incurred in the amount of $16.4, $14.0 and $31.0, respectively.

▪
Administrative Services Agreement between the Company, ReliaStar Life Insurance Company of New York ("RLNY"), an affiliate and other U.S. insurance company affiliates dated March 1, 2003, amended effective August 1, 2004, in which the Company and affiliates provide services to RLNY. For the years ended December 31, 2012, 2011 and 2010, revenue related to the agreement was $3.3, $3.1 and $2.1, respectively.

▪
Services agreement between the Company, Security Life of Denver Insurance Company ("SLD"), an affiliate, and IIM whereby IIM provides administrative, management, professional, advisory, consulting and other services to the Company and SLD with respect to its Financial Products unit. For the years ended December 31, 2012, 2011 and 2010, the Company incurred expenses of $4.0, $3.6 and $4.8, respectively.

Management and service contracts and all cost sharing arrangements with other affiliated companies are allocated in accordance with the Company's expense and cost allocation methods. Revenues and expenses recorded as a result of transactions and agreements with affiliates may not be the same as those incurred if the Company was not a wholly owned subsidiary of its Parent.

Reinsurance Agreements

Reinsurance Ceded

Waiver of Premium - Coinsurance Funds Withheld

Effective October 1, 2010, the Company entered into a coinsurance funds withheld agreement with its affiliate, Security Life of Denver International Limited ("SLDI"). Under the terms of the agreement, the Company ceded to SLDI 100% of the group life waiver of premium liability (except for groups covered under rate credit agreements) assumed from RLI, related to the Group Annual Term Coinsurance Funds Withheld agreement between the Company and RLI described under "Reinsurance Assumed" below.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

U.S. GAAP reserves of $227.7, which offsets the $57.1 ceding allowance paid by SLDI. The ceding allowance will be amortized over the life of the business.

As of December 31, 2012 and 2011, the value of the funds withheld liability under this agreement was $191.4 and $190.7, which is included in Funds held under reinsurance treaties with affiliates on the Balance Sheets. In addition, as of December 31, 2012 and 2011, the Company had an embedded derivative under this agreement with a value of $7.7 and $(4.8), respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Balance Sheets.

Guaranteed Living Benefit - Coinsurance and Coinsurance Funds Withheld

Effective June 30, 2008, the Company entered into an automatic reinsurance agreement with its affiliate, SLDI, covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts issued by the Company on or after January 1, 2000.

Also effective June 30, 2008, the Company entered into a services agreement with SLDI, under which the Company provides certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement. For the years ended December 31, 2012, 2011 and 2010, revenue related to the agreement was $12.0, $12.4 and $11.9, respectively.

Effective July 1, 2009, the reinsurance agreement was amended and restated to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to the Company and the Company deposited those assets into a funds withheld trust account. As of December 31, 2012, the assets on deposit in the trust account increased to $3.9 billion . The Company also established a corresponding funds withheld liability to SLDI, which is included in Funds held under reinsurance treaties with affiliates on the Balance Sheets. Funds held under reinsurance treaties with affiliates had a balance of $3.6 billion and $5.0 billion, at December 31, 2012 and 2011, respectively. In addition, as of December 31, 2012 and 2011, the Company had an embedded derivative with a value of $293.6 and $235.7, respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Balance Sheets.

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

At December 31, 2012 and 2011, reserves ceded by the Company under this agreement were $2.1 billion and $1.9 billion, respectively. In addition, a deferred loss in the amount of $343.9 and $365.3 at December 31, 2012 and 2011, respectively, is included in Other assets on the Balance Sheets and is amortized over the reinsurance period of benefit.

Multi-year Guaranteed Fixed Annuity - Coinsurance

Effective May 1, 2005, the Company entered into a coinsurance agreement with its affiliate, Security Life of Denver Insurance Company ("SLD"). Under the terms of the agreement, SLD assumed and accepted the responsibility for paying, when due, 100% of the liabilities arising under the multi-year guaranteed fixed annuity contracts issued by the Company between January 1, 2001 and December 31, 2003. In addition, the Company assigned to SLD all future premiums received by the Company attributable to the ceded contracts.

Under the terms of the agreement, the Company ceded $2.5 billion in account balances and transferred a ceding commission and $2.7 billion in assets to SLD, resulting in a realized capital gain of $47.9 to the Company, which reduced the ceding commission.

The coinsurance agreement is accounted for using the deposit method. As such, $2.7 billion of Deposit receivable from affiliate was established on the Balance Sheets. As of December 31, 2012 and 2011, the receivable was $901.7 and $1,377.6, respectively, and is adjusted over the life of the agreement based on cash settlements and the experience of the contracts, as well as for amortization

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

of the ceding commission. The Company incurred amortization expense of the negative ceding commission of $10.8, $7.2 and $21.4, for the years ended December 31, 2012, 2011 and 2010, respectively, which is recorded in Other expenses in the Statements of Operations.

Universal Life - Coinsurance

Effective January 1, 2000, the Company entered into a 100% coinsurance agreement with its affiliate, SLD, covering certain universal life policies which had been issued and in force as of, as well as any such policies issued after, the effective date of the agreement. As of December 31, 2012 and 2011, reserves ceded by the Company under this agreement were $19.3 and $18.7, respectively.

Guaranteed Investment Contract - Coinsurance

Effective August 20, 1999, the Company entered into a Facultative Coinsurance Agreement with its affiliate, SLD. Under the terms of the agreement, the Company facultatively cedes, from time to time, certain GICs to SLD on a 100% coinsurance basis. The Company utilizes this reinsurance facility primarily for diversification and asset-liability management purposes in connection with this business. Senior management of the Company has established a current maximum of $4.0 billion for GIC reserves ceded under this agreement.

GIC reserves ceded by the Company under this agreement were $505.6 and $121.4 at December 31, 2012 and 2011, respectively.

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

Effective April 1, 2012, the agreement was recaptured by RLI and terminated, and there was no consideration received by the Company upon such recapture and termination.

Effective January 1, 2012, the Company entered into a stop-loss agreement with RLI, which was amended and restated April 1, 2012 to include the recaptured business described above, under which the Company agreed to indemnify RLI, and RLI agreed to reinsure with the Company, the aggregate mortality risk under the combined blocks of level premium term life insurance policies issued by RLI between January 1, 2009 and December 31, 2009 and also between January 1, 2012 and December 31, 2012. This coverage included certain level premium term life insurance policies assumed by RLI from ReliaStar Life Insurance Company of New York under an Automatic Coinsurance Agreement effective March 1, 2008. Under the terms of the agreement, the Company will make benefit payments to RLI equal to the amount of claims in excess of the attachment point (equal to a percentage of net reinsurance premium) up to the maximum fully covered benefit.

The stop-loss agreement is accounted for using the deposit method. A fee receivable from affiliate of $0.9 and $0.5 as of December 31, 2012 and 2011, respectively, is included in Future policy benefits and contract owner account balances on the Balance Sheets. The fee is accrued for and subsequently settled in cash each quarterly accounting period.

Effective July 1, 2012, the Company entered into a stop-loss agreement with its affiliate, SLD under which the Company agrees to indemnify SLD, and SLD agrees to reinsure with the Company, aggregate mortality risk under certain level premium term life insurance policies assumed by SLD from RLI and written by either RLI or RLNY with issue dates between January 1, 2007 and March 31, 2008 and between January 1, 2010 and December 31, 2010. Under the terms of the agreement, the Company will make benefit payments to SLD equal to the amount of claims in excess of the attachment point (equal to a percentage of net reinsurance premium) up to the maximum fully covered benefit.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The stop-loss agreement is accounted for using the deposit method. A fee receivable from affiliate of $0.9 as of December 31, 2012 is included in Future policy benefits and contract owner account balances on the Balance Sheets. The fee is accrued for and subsequently settled in cash each quarterly accounting period.

Group Annual Term - Coinsurance Funds Withheld

Effective December 31, 2008, the Company entered into a coinsurance funds withheld agreement with RLI for an indefinite duration. Under the terms of the agreement, the Company assumed 100% quota share of RLI's net retained liability under certain Employee Benefits Group Annual Term policies, including disability waiver of premium.

The initial premium of $219.9 was equal to the aggregate reserve assumed by the Company. Thereafter, premiums are equal to the total earned gross premiums collected by RLI from policyholders. RLI will retain all reinsurance premiums payable to the Company as funds withheld, as security for ceded liabilities and against which ceded losses will be offset. Monthly, the Company will receive or pay a net settlement. This agreement was amended and restated October 1, 2010 to better reflect the current investment environment and to modify the treatment of claims under certain policies under which claims are not paid in the form of a single lump sum; the underlying terms described above remained unchanged. (Please see also description of Waiver of Premium - Coinsurance Funds Withheld Agreement between the Company and SLDI under "Reinsurance Ceded" above).

As of December 31, 2012 and 2011, reserves assumed by the Company under this agreement were $456.4 and $453.1, respectively.

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with ING U.S., Inc., an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in January 2004 and expires on January 14, 2014, either party can borrow from the other up to 3.0% of the Company's statutory net admitted assets, excluding Separate Accounts, as of the preceding December 31. Interest on any ING USA borrowing is charged at the rate of ING U.S., Inc.'s cost of funds for the interest period, plus 0.15%. Interest on any ING U.S., Inc. borrowing is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration.

Under this agreement, the Company did not incur interest expense for the year ended December 31, 2012, 2011 and 2010. The Company earned interest income of $0.4, $1.0 and $1.2, for the years ended December 31, 2012, 2011 and 2010, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Statements of Operations. As of December 31, 2012, the Company did not have any outstanding receivable with ING U.S., Inc. under reciprocal loan agreement. As of December 31, 2011, the Company had an outstanding receivable $535.9, with ING U.S., Inc. under the reciprocal loan agreement.

Long-Term Debt with Affiliates

The Company issued a 30-year surplus note in the principal amount of $35.0 on December 8, 1999, to its affiliate, SLD, which matures on December 7, 2029. Interest is charged at an annual rate of 7.98%. Payment of the note and related accrued interest is subordinate to payments due to contract owners and claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders. Any payment of principal and/or interest made is subject to the prior approval of the Iowa Insurance Commissioner. Interest expense was $2.8 for each of the years ended December 31, 2012, 2011 and 2010, respectively.

On December 29, 2004, the Company issued surplus notes in the aggregate principal amount of $400.0 (the "Notes"), scheduled to mature on December 29, 2034, to its affiliates, ING Life Insurance and Annuity Company, RLI and SLDI. The Notes bear interest at a rate of 6.26% per year. Any payment of principal and/or interest is subject to the prior approval of the Iowa Insurance Commissioner. Interest expense was $25.4 for each of the years ended December 31, 2012, 2011 and 2010, respectively.

Funding Agreement

On August 10, 2007, the Company issued an extendable funding agreement to its parent, Lion, upon receipt of a single deposit in the amount of $500.0. To fund the purchase of the funding agreement, Lion issued a promissory note to its indirect parent company, ING Insurance, which has been guaranteed by Lion's immediate parent, ING U.S., Inc.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The funding agreement was scheduled to mature on August 10, 2012, however it was terminated on September 14, 2011, with an early termination fee paid to the Company of $3.2.

Alt-A Back-up Facility

On January 26, 2009, ING, for itself and on behalf of certain subsidiaries, including the Company, reached an agreement with the Dutch State on an Illiquid Asset Back Up Facility (the "Alt-A Back-up Facility") regarding Alt-A RMBS owned by certain subsidiaries of ING U.S., Inc., including the Company. Pursuant to this transaction, the Company transferred all risks and rewards on 80% of a $1.6 billion par Alt-A RMBS portfolio to ING Support Holding B.V. ("ING Support Holding"), a wholly owned subsidiary of ING Group by means of the granting of a participation interest to ING Support Holding. ING and ING Support Holding entered into a back-to-back arrangement with the Dutch State on this 80%. As a result of this first transaction, the Company retained 20% of the exposure for any results on the $1.6 billion Alt-A RMBS portfolio.

The purchase price for the participation payable by the Dutch State was set at 90% of the par value of the 80% interest in the securities as of that date. This purchase price was payable in installments, was recognized as a loan granted to the Dutch State with a value of $1.2 billion, and was recorded as Loan-Dutch State Obligation on the Balance Sheets (the "Dutch State Obligation"). Under the transaction, other fees were payable by both the Company and the Dutch State. The Company incurred net fees of $2.3, $3.0 and $3.4 in the years ended December 31, 2012, 2011 and 2010, respectively.

The Company executed a second transaction effective January 26, 2009, in which an additional $29.8 par Alt-A RMBS portfolio owned by the Company were sold to ING Direct Bancorp. ING Direct Bancorp paid cash in the amount of $21.4 for 80% of the Company's additional $29.8 par Alt-A RMBS and included those purchased securities as part of its Alt-A RMBS portfolio sale to the Dutch State. ING Direct Bancorp paid cash in the amount of $3.6 and retained the remaining 20% of this Alt-A RMBS portfolio.

On November 13, 2012, ING, all participating ING U.S., Inc. subsidiaries, including the Company, ING Support Holding and ING Bank N.V. ("ING Bank") entered into restructuring arrangements with the Dutch State, which closed the following day (the "Termination Agreement"). Pursuant to the restructuring transaction, the Company sold the Dutch State Obligation to ING Support Holding at fair value and transferred legal title to 80% of the securities subject to the Alt-A Back-up Facility to ING Bank. The restructuring resulted in an immaterial pre-tax loss. Following the restructuring transaction, the Company continues to own 20% of the Alt-A RMBS from the first transaction. The Company has the right to sell these securities, subject to a right of first refusal granted to ING Bank.

Derivatives

As of December 31, 2012 and 2011, the Company had call options with a notional amount of $256.7 and $382.2, respectively, and market value of $2.8 and $4.9, respectively, with ING Bank, an affiliate. Each of these contracts was entered into as a result of a competitive bid, which included unaffiliated counterparties.

QUARTERLY DATA (UNAUDITED)
(Dollar amounts in millions, unless otherwise stated)

2012	First	Second	Third	Fourth
Total revenue	$(639.2)	$1,105.6	$421.4	$328.2
Income (loss) before income taxes	(92.3)	(223.5)	237.8	83.3
Income tax expense (benefit)	(32.8)	(40.2)	45.6	209.7
Net income (loss)	$(59.5)	$(183.3)	$192.2	$(126.4)

2011	First	Second	Third	Fourth
Total revenue	$341.7	$714.5	$1,793.4	$(1,015.4)
Income (loss) before income taxes	68.6	51.1	22.3	(121.2)
Income tax expense (benefit)	27.5	(22.0)	(100.0)	(36.8)
Net income (loss)	$41.1	$73.1	$122.3	$(84.4)

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic SEC filings is made known to them in a timely manner.

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

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company has taken and will continue to undertake appropriate corrective action to address identified control issues.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making its assessment, management has used the criteria set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

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

Item 9B.    Other Information

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which was signed into law on August 10, 2012, added a new subsection (r) to Section 13 of the Exchange Act, which requires us to disclose whether the Company or any of its affiliates, including ING Group or its affiliates has engaged during the calendar year in certain Iran-related activities, including any transaction or dealing with the Government of Iran that is not conducted pursuant to a specific authorization of the U.S. government.

ING U.S., Inc. and its subsidiaries, including the Company have not knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 31, 2012. The disclosure below relates solely to a limited legacy portfolio of guarantees, accounts and loans maintained by ING Bank and does not relate to any activities conducted by ING U.S., Inc. or its subsidiaries, including the Company or involve the management of ING U.S., Inc. or its subsidiaries, including the Company.

ING Bank maintains a limited legacy portfolio of guarantees, accounts, and loans that involve various entities owned by the Government of Iran. These positions remain on the books, but accounts related thereto are 'frozen' under applicable laws and procedures.  Any interest or other payments ING Bank is legally required to make in connection with said positions are made into 'frozen' accounts.  Funds can only be withdrawn by relevant Iranian parties from these 'frozen' accounts after due regulatory consent from the relevant competent authorities.  ING Bank has strict controls in place to ensure that no unauthorized account activity takes place while the account is 'frozen'.  ING Bank may receive loan repayments, but all legacy loan repayments received by ING Bank have been duly authorized by the relevant competent authorities. For the relevant period, ING Bank had gross revenues of approximately EUR 58 million, which was principally related to legacy loan repayment, and ING Bank estimates that it had net profit of approximately EUR 395,000.  ING Bank intends to terminate each of the legacy positions as the nature thereof and applicable law permits.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Omitted pursuant to General Instruction I(2) of Form 10-K, except with respect to compliance with Sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

a.	Code of Ethics for Financial Professionals
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

b.	Designation of Board Financial Expert
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

Item 13.    Certain Relationships, Related Transactions and Director Independence

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14.    Principal Accounting Fees and Services
(Dollar amounts in millions, unless otherwise stated)

In 2012 and 2011, Ernst & Young LLP ("Ernst & Young") served as the principal external auditing firm for ING, including ING USA Annuity and Life Insurance Company ("ING USA" or the "Company," as appropriate). ING subsidiaries, including ING USA, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary. Ernst & Young fees allocated to the Company for the years ended December 31, 2012 and 2011 are detailed below, along with a description of the services rendered by Ernst & Young to the Company.

	2012		2011
Audit fees	$2.7		$1.5
Audit-related fees	0.2		0.8
Tax fees	—	*	0.1
All other fees	—		—	*
	$2.9		$2.4
* Less than $0.1.

Audit Fees

Audit fees were allocated to ING USA and include fees associated with professional services rendered by the auditors for the audit of the annual financial statements of the Company and review of the Company’s interim financial statements.

Audit-related Fees

Audit-related fees were allocated to ING USA for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported under the audit fee item above. These services consisted primarily of the audit of financial information supporting the Securities and Exchange Commission ("SEC") product filings.

Tax Fees

There were minimal tax fees allocated to ING USA in 2012 and 2011.  Tax fees allocated to ING USA were primarily for tax compliance and accounting for income taxes.  These services consisted of tax compliance, including the review of tax disclosures and proper completion of tax forms, assistance with questions regarding tax audits and tax planning and advisory services relating to common forms of domestic taxation (i.e., income tax and capital tax).

All Other Fees

There were no or minimal fees allocated to ING USA in 2012 and 2011 under the category "all other fees."  Other fees allocated to ING USA under this category typically include fees paid for products and services other than the audit fees, audit-related fees and tax fees described above and consist primarily of advisory services.

Pre-approval Policies and Procedures

ING USA has adopted the pre-approval policies and procedures of ING. Audit, audit-related and non-audit services provided to the Company by ING’s independent auditors are included in the total amounts for ING and pre-approved by ING’s audit committee.  Pursuant to ING’s pre-approval policies and procedures, the ING audit committee is required to pre-approve all services provided by ING’s independent auditors to ING and its affiliates, including the Company.  The ING pre-approval policies and procedures distinguish five types of services:  (1) audit services, (2) audit-related services, (3) tax services, (4) other services that are not audit, audit-related, tax, or prohibited services and (5) prohibited services (as described in the Sarbanes-Oxley Act).

The ING pre-approval procedures consist of a general pre-approval procedure and a specific pre-approval procedure.

General Pre-approval Procedure

ING’s audit committee pre-approves audit, audit-related, tax and other services to be provided by ING’s external audit firms on an annual basis.  The audit committee also sets the maximum annual amount for such pre-approved services.  Throughout the year, ING’s audit committee receives from ING’s external audit firms an overview of all services provided, including related fees and supported by sufficiently detailed information.  ING’s audit committee evaluates this overview periodically on a retrospective basis during the year. Additionally, ING’s Group Finance and Control monitors the amounts paid versus the pre-approved amounts throughout the year.

Specific Pre-approval Procedure

In addition to the general pre-approval procedure, each proposed independent auditor engagement that is expected to generate fees in excess of the pre-approved amounts, must be approved by the audit committee after recommendation of local management on a case-by-case basis.

In 2012 and 2011, 100% of each of the audit related services, tax services and all other services provided to the Company were pre-approved by ING’s audit committee.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

a.	The following documents are filed as part of this report:

1.	Financial statements. See Item 8. on page 90

2.	Financial statement schedules. See Index to Financial Statement Schedules on page 175

3.	Exhibits. See Exhibit Index on page 180

174

Report of Independent Registered Public Accounting Firm

The Board of Directors
ING USA Annuity and Life Insurance Company

We have audited the financial statements of ING USA Annuity and Life Insurance Company as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, and have issued our report thereon dated March 27, 2013.  Our audits also included the financial statement schedules listed in Item 15.  These schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 27, 2013

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Schedule I
Summary of Investments - Other than Investments in Affiliates
As of December 31, 2012
(In millions)

Type of Investments	Cost	Value*	Amount Shown on Balance Sheets
Fixed maturities
U.S. Treasuries	$1,218.9	$1,311.5	$1,311.5
U.S. government agencies and authorities	19.3	23.7	23.7
State, municipalities and political subdivisions	80.1	90.0	90.0
U.S. corporate securities	9,511.8	10,537.5	10,537.5
Foreign securities(1)	4,877.8	5,366.6	5,366.6
Residential mortgage-backed securities	1,617.1	1,853.7	1,853.7
Commercial mortgage-backed securities	1,565.4	1,763.6	1,763.6
Other asset-backed securities	681.6	680.7	680.7
Total fixed maturities, including securities pledged to creditors	$19,572.0	$21,627.3	$21,627.3

Equity securities, available-for-sale	$26.4	$29.8	$29.8

Mortgage loans on real estate	$2,835.0	$2,924.7	$2,835.0
Policy loans	101.8	101.8	101.8
Other investments	80.7	80.7	80.7
Derivatives	99.0	1,381.3	1,381.3
Limited partnerships/corporations	166.9	166.9	166.9
Short-term investments	2,686.6	2,686.6	2,686.6
Total investments	$25,568.4	$28,999.1	$28,909.4
* See Notes 2 and 4 of Notes to the Financial Statements.
(1)The term "foreign" includes foreign governments, foreign political subdivisions, foreign public utilities and all other bonds of foreign issuers.  Substantially all of the Company’s foreign securities are denominated in U.S. dollars.

ING USA Annuity and Life Insurance Company
(A wholly-owned subsidiary of Lion Connecticut Holdings Inc.)
Schedule IV
Reinsurance Information
As of and for the Years Ended December 31, 2012, 2011 and 2010
(In millions)

	Gross	Ceded	Assumed	Net	Percentage of Assumed to Net
Year Ended December 31, 2012
Life insurance in force	$199,150.4	$155,088.3	$912.3	$44,974.4	2.0%
Premiums:
Life insurance	16.2	37.5	480.3	459.0
Accident and health insurance	0.1	0.1	—	—
Total premiums	$16.3	$37.6	$480.3	$459.0

Year Ended December 31, 2011
Life insurance in force	$194,718.9	$147,732.6	$965.3	$47,951.6	2.0%
Premiums:
Life insurance	16.8	39.0	478.4	456.2
Accident and health insurance	0.1	0.1	—	—
Total premiums	$16.9	$39.1	$478.4	$456.2

Year Ended December 31, 2010
Life insurance in force	$222,066.2	$170,436.4	$1,104.2	$52,734.0	2.1%
Premiums:
Life insurance	17.7	259.9	522.8	280.6
Accident and health insurance	0.1	0.1	—	—
Total premiums	$17.8	$260.0	$522.8	$280.6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 20, 2013	ING USA Annuity and Life Insurance Company
(Registrant)

	By: /s/	Christina K. Hack
Christina K. Hack Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 20, 2013.

	Signatures	Title

/s/	Patrick G. Flynn	Chairman and Director
Patrick G. Flynn

/s/	Mary E. Beams	Director
Mary E. Beams

/s/	Donald W. Britton	Director
Donald W. Britton

/s/	Alain M. Karaoglan	Director
Alain M. Karaoglan

/s/	Rodney O. Martin, Jr.	Director
Rodney O. Martin, Jr.

/s/	Ewout L. Steenbergen	Director
Ewout L. Steenbergen

/s/	Michael S. Smith	Director and President
Michael S. Smith

/s/	Steven T. Pierson	Senior Vice President and
	Steven T. Pierson	Chief Accounting Officer

/s/	Christina K. Hack	Senior Vice President and
	Christina K. Hack	Chief Financial Officer

ING USA ANNUITY AND LIFE INSURANCE COMPANY (the "Company")
Form 10-K for Fiscal Year Ended December 31, 2012

Exhibit Index
Exhibit Number	Description of Exhibit
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

10.2
Reciprocal Loan Agreement dated January 1, 2004, between ING USA Annuity and Life Insurance Company and ING America Insurance Holdings, Inc., incorporated by reference from Exhibit 10.A(a) to ING USA Annuity and Life Insurance Company’s Form 10-Q filed with the SEC on or about May 17, 2004 (File No. 333-87270).

10.3
Surplus Note, dated December 8, 1999, between Golden American and First Columbine Life Insurance Company, incorporated by reference from Exhibit 10(g) to Amendment No. 7 to a Registration Statement for Golden American on Form S-1 filed with the SEC on or about January 27, 2000 (File No. 333-28765).

10.4
Services Agreement between Golden American and the affiliated companies listed in Exhibit B to that Agreement, dated as of January 1, 2001, as amended effective January 1, 2002, incorporated by reference from Exhibit 10.A (k) to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

10.5
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

10.7
Tax Sharing Agreement between Golden American, ING America Insurance Holdings, Inc. and affiliated companies, effective January 1, 2001, incorporated by reference from Exhibit 10.A (j) to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

10.8
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
10.10
Amendments to Asset Management Agreement between Golden American and ING Investment Management LLC, effective January 1, 2003, incorporated by reference from Exhibit 10.A (l) to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

10.11
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

10.16
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

10.21
Coinsurance Agreement, effective May 1, 2005, between ING USA Annuity and Life Insurance Company and Security Life of Denver Insurance Company, incorporated by reference from Exhibit 10. to ING USA Annuity and Life Insurance Company’s Form 10-Q filed with the SEC on August 15, 2005 (File No. 033-87270).

10.22
Amendment Number 2006-1, dated as of September 11, 2006, to the Services Agreement between ING USA Annuity and Life Insurance Company and ING North America Insurance Corporation, incorporated by reference from Exhibit 10. to ING USA Annuity and Life Insurance Company’s Form 10-Q filed with the SEC on November 14, 2006 (File No. 001-32625).

10.23
Second Amendment, effective as of July 31, 2007, to Services Agreement, between Golden American Life Insurance Company (nka ING USA Annuity and Life Insurance Company) & Directed Services Inc. (nka Directed Services LLC), incorporated by reference from Exhibit 10.24 to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 28, 2008 (File No. 001-32625).

10.24
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

Exhibit Index
10.26
ING USA Guaranteed Funding Agreement, effective August 10, 2007, issued by ING USA Annuity and Life Insurance Company to Lion Connecticut Holdings, Inc., incorporated by reference from Exhibit 10.2 to ING USA Annuity and Life Insurance Company’s Form 10-Q filed with the SEC on November 13, 2007 (File No. 001-32625).

10.27
Amendment Number 2008-1 to Services Agreement, effective October 1, 2008, among ING USA Annuity and Life Insurance Company and the affiliated companies listed on Exhibit B to the Agreement, incorporated by reference from Exhibit 10.28 to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 31, 2009 (File No. 001-32625).

10.28
Amendment Number 4, effective January 1, 2009, to Investment Advisory Agreement, between ING USA Annuity and Life Insurance Company and ING Investment Management LLC, incorporated by reference from Exhibit 10.29 to ING USA Annuity and Life Insurance Company’s Form 10-K 2009 filed with the SEC on March 31, 2010 (File No. 001-032625).

10.29
ING USA Participation Agreement, dated as of March 31, 2009, by and among ING USA Annuity and Life Insurance Company, ING Groep N.V. and ING Support Holding B.V., incorporated by reference from Exhibit 10.1 to ING USA Annuity and Life Insurance Company’s Form 10-Q filed with the SEC on May 15, 2009 (File No. 001-32625).

10.30
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

10.32
Amendment 2010-1 to Services Agreement, dated as of October 1, 2010, between ING USA Annuity and Life Insurance Company and ING North America Insurance Corporation, incorporated by reference from Exhibit 10.33 to ING USA Annuity and Life Insurance Company’s Form 10-K filed on March 30, 2011 (File No. 001-32625).

10.33
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

10.35+	Participation Termination Agreement, dated as of November 13, 2012, entered into among ING USA Annuity and Life Insurance Company, ING Support Holding B.V., ING Groep N.V. and ING Bank N.V.
10.36+
Deed of Assignment of IABF Receivables, dated as of November 13, 2012, between ING USA Annuity and Life Insurance Company, ING Support Holding B.V., ING Bank N.V., Staat der Nederlanden and Stichting Derdengelden ING Support Holding.

14.
ING Code of Ethics for Financial Professionals, incorporated by reference from Exhibit 14 to ING USA Annuity and Life Insurance Company’s Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

23.1+	Consent of Ernst & Young LLP
31.1+	Certificate of Christina K. Hack pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Michael S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of Christina K. Hack pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Michael S. Smith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document [1]
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

183

[1]
Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2012 and 2011; (ii) Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (iii) Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iv) Statements of Changes in Shareholder's Equity for the years ended December 31, 2012, 2011 and 2010; (v) Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to the Financial Statements.

Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of ING USA Annuity and Life Insurance Company.

+ Filed herewith.

