Form 10-Q
period 2013-03-31
ING USA ANNUITY & LIFE INSURANCE CO
filed 2013-05-14
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ______________ to  ______________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 par value, as of May 10, 2013, are authorized, issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE:  WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Form 10-Q for the period ended March 31, 2013

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management’s Narrative Analysis of the Results of Operations and Financial Condition," contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and products of ING USA Annuity and Life Insurance Company ("the Company"), as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Factors that could cause such differences include, but are not limited to, those discussed in Part II., Item 1A. "Risk Factors" and in the "Forward-Looking Information/Risk Factors" in Part I., Item 2. of this Form 10-Q as well as those discussed in Part I., Item 1A. "Risk Factors" in the Company’s 2012 Annual Report on Form 10-K.

PART I.    FINANCIAL INFORMATION (UNAUDITED)

Item 1.    Financial Statements

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Balance Sheets
March 31, 2013 (Unaudited) and December 31, 2012
(In millions, except share data)

	As of	As of
	March 31, 2013	December 31, 2012
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $18,549.8 at 2013 and $18,560.6 at 2012)	$20,386.3	$20,586.6
Fixed maturities, at fair value using the fair value option	307.5	326.7
Equity securities, available-for-sale, at fair value (cost of $10.9 at 2013 and $26.4 at 2012)	15.2	29.8
Short-term investments	1,564.7	2,686.6
Mortgage loans on real estate, net of valuation allowance of $1.2 at 2013 and at 2012	2,867.3	2,835.0
Policy loans	100.2	101.8
Limited partnerships/corporations	165.4	166.9
Derivatives	1,172.4	1,381.3
Other investments	80.4	80.7
Securities pledged (amortized cost of $766.8 at 2013 and $684.7 at 2012)	806.0	714.0
Total investments	27,465.4	28,909.4
Cash and cash equivalents	396.1	295.6
Short-term investments under securities loan agreement, including collateral delivered	205.0	138.9
Accrued investment income	212.5	208.7
Receivable for securities sold	16.7	7.5
Premium receivable	26.6	30.9
Deposits and reinsurance recoverable	3,821.7	4,014.7
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	3,095.1	3,738.2
Due from affiliates	30.0	37.0
Other assets	369.8	370.0
Assets held in separate accounts	41,050.9	39,799.1
Total assets	$76,689.8	$77,550.0

The accompanying notes are an integral part of these Condensed Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Balance Sheets
March 31, 2013 (Unaudited) and December 31, 2012
(In millions, except share data)

	As of	As of
	March 31, 2013	December 31, 2012

Liabilities and Shareholder’s Equity
Future policy benefits and contract owner account balances	$26,685.7	$27,094.2
Payable for securities purchased	53.1	0.2
Payables under securities loan agreement, including collateral held	613.5	905.5
Long-term debt	435.0	435.0
Due to affiliates	113.9	64.1
Funds held under reinsurance treaties with affiliates	2,976.8	4,082.9
Derivatives	669.8	798.6
Current income tax payable to Parent	37.6	22.6
Deferred income taxes	79.1	32.9
Other liabilities	173.6	182.8
Liabilities related to separate accounts	41,050.9	39,799.1
Total liabilities	72,889.0	73,417.9

Shareholder’s equity:
Common stock (250,000 shares authorized, issued and outstanding; $10 per share value)	2.5	2.5
Additional paid-in capital	5,755.5	5,755.5
Accumulated other comprehensive income (loss)	639.5	634.2
Retained earnings (deficit)	(2,596.7)	(2,260.1)
Total shareholder’s equity	3,800.8	4,132.1
Total liabilities and shareholder’s equity	$76,689.8	$77,550.0

The accompanying notes are an integral part of these Condensed Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Statements of Operations
For the Three Months Ended March 31, 2013 and 2012 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2013	2012
Revenues:
Net investment income	$302.7	$346.0
Fee income	200.8	207.9
Premiums	115.8	112.5
Net realized capital gains (losses):
Total other-than-temporary impairments	(1.2)	(3.9)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	(0.1)
Net other-than-temporary impairments recognized in earnings	(1.2)	(3.8)
Other net realized capital gains (losses)	(776.0)	(1,309.9)
Total net realized capital gains (losses)	(777.2)	(1,313.7)
Other revenue	6.9	8.1
Total revenues	(151.0)	(639.2)
Benefits and expenses:
Interest credited and other benefits to contract owners	(608.4)	(804.6)
Operating expenses	109.5	111.4
Net amortization of deferred policy acquisition costs and value of business acquired	718.4	127.3
Interest expense	7.0	7.8
Other expense	5.7	11.2
Total benefits and expenses	232.2	(546.9)
Income (loss) before income taxes	(383.2)	(92.3)
Income tax expense (benefit)	(46.6)	(32.8)
Net income (loss)	$(336.6)	$(59.5)

The accompanying notes are an integral part of these Condensed Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Statements of Comprehensive Income
For the Three Months Ended March 31, 2013 and 2012 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$(336.6)	$(59.5)
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	129.1	261.3
Other-than-temporary impairments	3.9	5.6
Other comprehensive income (loss), before tax	133.0	266.9
Income tax expense (benefit) related to items of other comprehensive income (loss)	127.7	90.5
Other comprehensive income (loss), after tax	5.3	176.4
Comprehensive income (loss)	$(331.3)	$116.9

The accompanying notes are an integral part of these Condensed Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Statements of Changes in Shareholder’s Equity
For the Three Months Ended March 31, 2013 and 2012 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2012	$2.5	$5,971.6		$245.1	$(2,083.1)	$4,136.1
Comprehensive income (loss):
Net income (loss)	—	—		—	(59.5)	(59.5)
Other comprehensive income (loss), after tax	—	—		176.4	—	176.4
Total comprehensive income (loss)						116.9
Employee related benefits	—	33.8		—	—	33.8
Balance at March 31, 2012	$2.5	$6,005.4		$421.5	$(2,142.6)	$4,286.8

Balance at January 1, 2013	$2.5	$5,755.5		$634.2	$(2,260.1)	$4,132.1
Comprehensive income (loss):
Net income (loss)	—	—		—	(336.6)	(336.6)
Other comprehensive income (loss), after tax	—	—		5.3	—	5.3
Total comprehensive income (loss)						(331.3)
Employee related benefits	—	—	*	—	—	—	*
Balance at March 31, 2013	$2.5	$5,755.5		$639.5	$(2,596.7)	$3,800.8
*Less than $0.1.

The accompanying notes are an integral part of these Condensed Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$353.2	$532.8
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	$1,273.8	$2,531.8
Equity securities, available-for-sale	0.7	1.8
Mortgage loans on real estate	187.2	77.9
Limited partnerships/corporations	3.8	6.8
Acquisition of:
Fixed maturities	(1,295.1)	(1,750.3)
Equity securities, available-for-sale	(0.5)	(2.6)
Mortgage loans on real estate	(219.6)	(34.0)
Limited partnerships/corporations	(1.7)	(11.9)
Derivatives, net	(986.4)	(1,127.9)
Short-term investments, net	1,121.9	608.6
Loan-Dutch State obligation, net	—	68.0
Policy loans, net	1.6	3.4
Collateral (delivered) received, net	(358.1)	(250.9)
Other, net	—	0.1
Purchases of fixed assets, net	(0.7)	—
Net cash (used in) provided by investing activities	(273.1)	120.8
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,681.0	1,564.7
Maturities and withdrawals from investment contracts	(1,755.6)	(2,063.7)
Reinsurance recoverable on investment contracts	95.0	(151.0)
Short-term loans to affiliates, net	—	165.1
Net cash provided by (used in) financing activities	20.4	(484.9)
Net increase in cash and cash equivalents	100.5	168.7
Cash and cash equivalents, beginning of period	295.6	121.2
Cash and cash equivalents, end of period	$396.1	$289.9

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

In 2009, ING Groep N.V. ("ING Group" or "ING") announced the anticipated separation of its global banking and insurance businesses, including the divestiture of ING U.S., Inc., which together with its subsidiaries, including the Company, constitutes ING's U.S.-based retirement, investment management and insurance operations. On May 7, 2013, ING U.S., Inc. completed the offering of 65,192,307 shares of its common stock, including the issuance and sale by ING U.S., Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. ("ING International"), an indirect wholly owned subsidiary of ING Group and previously the sole stockholder of ING U.S., Inc., of 34,423,077 shares of outstanding stock of ING U.S., Inc. (collectively, the "IPO"). Following the IPO, ING International owns approximately 75% of the outstanding common stock of ING U.S., Inc. (before any exercise of the underwriters' option to acquire from ING International up to an additional 9,778,846 shares of ING U.S., Inc. common stock).

ING USA is a direct, wholly owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), which is a direct, wholly owned subsidiary of ING U.S., Inc. Following the IPO, ING International owns approximately 75% of the common stock of ING U.S., Inc. ING International is a wholly owned subsidiary of ING Verzekeringen N.V., which is a wholly owned subsidiary of ING Insurance Topholding N.V., which is a wholly owned subsidiary of ING Group, the ultimate parent company. ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING."

On April 11, 2013, ING U.S., Inc. announced plans to rebrand in the future as Voya Financial. The Voya Financial identity is reflected in the ING U.S., Inc.'s new ticker symbol (NYSE: VOYA).

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

The accompanying Condensed Financial Statements reflect all adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2013, its results of operations, comprehensive income, changes in shareholder's equity and cash flows for the three months ended March 31, 2013 and 2012, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2012 Balance Sheet is from the audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012,

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

filed with the SEC, which included all disclosures required by U.S. GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the Financial Statements of the Company included in the 2012 Annual Report on Form 10-K.

Adoption of New Pronouncements

Disclosures about Offsetting Assets and Liabilities
In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-11, "Balance Sheet (ASC Topic 210): Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"), which requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.

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

The provisions of ASU 2013-01 and ASU 2011-11 were adopted retrospectively by the Company on January 1, 2013. The adoption had no effect on the Company's financial condition, results of operations, or cash flows as the pronouncement only pertains to additional disclosure. The disclosures required by ASU 2011-11 and ASU 2013-01 are included in the Derivative Financial Instruments Note to these Condensed Financial Statements.

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

The provisions of ASU 2013-02 were adopted by the Company on January 1, 2013. The adoption had no effect on the Company's financial condition, results of operations, or cash flows as the pronouncement only pertains to additional disclosure. The disclosures required by ASU 2013-02, including comparative period disclosures, are included in the Accumulated Other Comprehensive Income (Loss) Note to these Condensed Financial Statements.

Future Adoption of Accounting Pronouncements

Joint and Several Liability Arrangements
In February 2013, the FASB issued ASU 2013-04, "Liabilities (ASC Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” ("ASU 2013-04"), which requires an entity to measure obligations resulting from joint and several liable arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount it expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation, as well as other information about those obligations.

The provisions of ASU 2013-04 are effective for years and interim periods within those years, beginning after December 15, 2013. The amendments should be applied retrospectively for those obligations resulting from joint and several liability arrangements that exist at the beginning of an entity's year of adoption. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2013-04.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of March 31, 2013:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$1,633.2	$77.9	$—	$—	$1,711.1	$—
U.S. government agencies and authorities	18.3	3.8	—	—	22.1	—
State, municipalities and political subdivisions	50.1	7.4	0.3	—	57.2	—
U.S. corporate securities	9,363.4	929.0	18.5	—	10,273.9	6.2

Foreign securities(1):
Government	401.5	28.4	4.0	—	425.9	—
Other	4,420.5	436.5	10.6	—	4,846.4	—
Total foreign securities	4,822.0	464.9	14.6	—	5,272.3	—

Residential mortgage-backed securities:
Agency	1,032.0	132.5	4.4	34.8	1,194.9	—
Non-Agency	505.8	63.4	16.7	13.6	566.1	54.9
Total Residential mortgage-backed securities	1,537.8	195.9	21.1	48.4	1,761.0	54.9

Commercial mortgage-backed securities	1,551.1	193.7	2.2	—	1,742.6	—
Other asset-backed securities	648.2	28.6	14.1	(3.1)	659.6	0.3
Total fixed maturities, including securities pledged	19,624.1	1,901.2	70.8	45.3	21,499.8	61.4
Less: Securities pledged	766.8	40.3	1.1	—	806.0	—
Total fixed maturities	18,857.3	1,860.9	69.7	45.3	20,693.8	61.4
Equity securities	10.9	4.3	—	—	15.2	—
Total fixed maturities and equity securities investments	$18,868.2	$1,865.2	$69.7	$45.3	$20,709.0	$61.4
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

Residential mortgage-backed securities
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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2013, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$1,284.1	$1,309.9
After one year through five years	5,124.8	5,430.4
After five years through ten years	5,825.7	6,371.5
After ten years	3,652.4	4,224.8
Mortgage-backed securities	3,088.9	3,503.6
Other asset-backed securities	648.2	659.6
Fixed maturities, including securities pledged	$19,624.1	$21,499.8

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of March 31, 2013 and December 31, 2012, the Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10% of the Company’s Shareholder’s equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of March 31, 2013 and December 31, 2012:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
2013
Communications	$1,074.8	$129.5	$0.6	$1,203.7
Financial	1,611.7	179.8	11.6	1,779.9
Industrial and other companies	8,184.4	726.5	10.3	8,900.6
Utilities	2,514.6	289.6	6.3	2,797.9
Transportation	398.4	40.1	0.3	438.2
Total	$13,783.9	$1,365.5	$29.1	$15,120.3

2012
Communications	$991.8	$138.8	$0.5	$1,130.1
Financial	1,669.5	179.0	17.6	1,830.9
Industrial and other companies	8,393.6	839.0	5.5	9,227.1
Utilities	2,573.6	310.8	9.9	2,874.5
Transportation	356.4	41.9	0.2	398.1
Total	$13,984.9	$1,509.5	$33.7	$15,460.7

The Company invests in various categories of collateralized mortgage obligations ("CMOs"), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of March 31, 2013

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

and December 31, 2012, approximately 30.9% and 32.9%, respectively, of the Company’s CMO holdings, such as interest-only or principal-only strips, were invested in those types of CMOs, which are subject to more prepayment and extension risk than traditional CMOs.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. As of March 31, 2013 and December 31, 2012 the Company did not have any securities pledged in dollar rolls and repurchase agreement transactions.

The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. As of March 31, 2013 and December 31, 2012, the Company did not have any securities pledged under reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby certain domestic securities from its portfolio are loaned to other institutions for short periods of time. As of March 31, 2013 and December 31, 2012, the fair value of loaned securities was $199.3 and $134.7, respectively, and is included in Securities pledged on the Condensed Balance Sheets. As of March 31, 2013 and December 31, 2012, collateral retained by the lending agent and invested in liquid assets on the Company's behalf was $205.0 and $138.9, respectively, and recorded in Short-term investments under securities loan agreement, including collateral delivered on the Condensed Balance Sheets. As of March 31, 2013 and December 31, 2012, liabilities to return collateral of $205.0 and $138.9, respectively, are included in Payables under securities loan agreement, including collateral held on the Condensed Balance Sheets.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company provided no non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of the equity tranches of the collateralized loan obligations ("CLOs") of $3.4 and $4.0 as of March 31, 2013 and December 31, 2012, respectively, is included in Limited partnerships/corporations on the Condensed Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Statements of Operations.

Securitizations

The Company invests in various tranches of securitization entities, including residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS") and ABS. Certain RMBS investments represent agency pass-through securities and close-to-the-index tranches issued by Fannie Mae, Freddie Mac, or a similar government-sponsored entity. Investments held by the Company in non-agency RMBS and CMBS also include interest-only, principal-only and inverse floating securities. Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities described above are thinly capitalized by design and considered VIEs under ASC 810-10-25 as amended by ASU 2009-17. As discussed above, the Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer, or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company through its investments or other arrangements does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and will not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale and unrealized capital gains (losses) on these securities are recorded in AOCI, except for certain RMBS which are accounted for under the FVO for

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

which changes in fair value are reflected in Other net realized gains (losses) in the Condensed Statements of Operations. The Company's maximum exposure to loss on these structured investments is limited to the amount of its investment.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of March 31, 2013 and December 31, 2012:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
2013
U.S. corporate, state and municipalities	$483.7	$8.3	$46.8	$1.6	$76.2	$8.9	$606.7	$18.8
Foreign	135.5	2.6	24.9	1.1	80.2	10.9	240.6	14.6
Residential mortgage-backed	178.1	1.3	8.6	0.3	167.9	19.5	354.6	21.1
Commercial mortgage-backed	4.5	—	1.9	0.1	15.6	2.1	22.0	2.2
Other asset-backed	7.8	—	—	—	134.4	14.1	142.2	14.1
Total	$809.6	$12.2	$82.2	$3.1	$474.3	$55.5	$1,366.1	$70.8

2012
U.S. corporate, state and municipalities	$237.3	$2.9	$40.1	$0.6	$94.0	$10.4	$371.4	$13.9
Foreign	33.3	3.1	23.9	1.8	158.1	17.6	215.3	22.5
Residential mortgage-backed	116.3	2.2	10.9	0.1	181.6	29.1	308.8	31.4
Commercial mortgage-backed	4.8	—	11.2	1.2	15.8	1.8	31.8	3.0
Other asset-backed	0.1	—	—	—	152.8	23.5	152.9	23.5
Total	$391.8	$8.2	$86.1	$3.7	$602.3	$82.4	$1,080.2	$94.3

Of the unrealized capital losses aged more than twelve months, the average fair value of the related fixed maturities was 89.5% and 87.9% of the average book value as of March 31, 2013 and December 31, 2012, respectively.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of March 31, 2013 and December 31, 2012:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2013
Six months or less below amortized cost	$948.9	$5.0	$25.9	$1.2	193	7
More than six months and twelve months or less below amortized cost	157.9	10.6	9.0	2.4	51	4
More than twelve months below amortized cost	238.0	76.5	9.9	22.4	81	26
Total	$1,344.8	$92.1	$44.8	$26.0	325	37

2012
Six months or less below amortized cost	$553.1	$27.3	$22.8	$6.5	116	13
More than six months and twelve months or less below amortized cost	151.9	2.9	7.9	1.0	35	3
More than twelve months below amortized cost	290.1	149.2	10.0	46.1	83	55
Total	$995.1	$179.4	$40.7	$53.6	234	71

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of March 31, 2013 and December 31, 2012:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
2013
U.S. corporate, state and municipalities	611.4	14.1	13.8	5.0	90	1
Foreign	218.8	36.4	5.2	9.4	38	6
Residential mortgage-backed	350.2	25.5	13.7	7.4	145	23
Commercial mortgage-backed	22.3	1.9	1.8	0.4	8	1
Other asset-backed	142.1	14.2	10.3	3.8	44	6
Total	$1,344.8	$92.1	$44.8	$26.0	325	37

2012
U.S. corporate, state and municipalities	$370.3	$15.0	$7.5	$6.4	50	1
Foreign	187.8	50.0	7.6	14.9	20	10
Residential mortgage-backed	277.3	62.9	13.3	18.1	112	43
Commercial mortgage-backed	33.2	1.6	2.5	0.5	12	1
Other asset-backed	126.5	49.9	9.8	13.7	40	16
Total	$995.1	$179.4	$40.7	$53.6	234	71

All investments with fair values less than amortized cost are included in the Company's other-than-temporary impairments analysis and impairments were recognized as disclosed in the "Evaluating Securities for Other-Than-Temporary Impairments" section below. The Company evaluates non-agency RMBS and ABS for other-than-temporary impairments each quarter based on actual and projected cash flows after considering the quality and updated loan-to-value ratios reflecting current home prices of underlying

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

collateral, forecasted loss severity, the payment priority within the tranche structure of the security and amount of any credit enhancements. The Company's assessment of current levels of cash flows compared to estimated cash flows at the time the securities were acquired indicates the amount and the pace of projected cash flows from the underlying collateral has generally been lower and slower, respectively. However, since cash flows are typically projected at a trust level, the impairment review incorporates the security's position within the trust structure as well as credit enhancement remaining in the trust to determine whether an impairment is warranted. Therefore, while lower and slower cash flows will impact the trust, the effect on a particular security within the trust will be dependent upon the trust structure. Where the assessment continues to project full recovery of principal and interest on schedule, the Company has not recorded an impairment. Unrealized losses on below investment grade securities are principally related to RMBS (primarily Alt-A RMBS) and ABS (primarily subprime RMBS) largely due to economic and market uncertainties including concerns over unemployment levels, lower interest rate environment on floating rate securities requiring higher risk premiums since purchase and valuations of residential real estate supporting non-agency RMBS. Based on this analysis, the Company determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired and therefore no further other-than-temporary impairment was necessary.

Fixed Maturity Securities Credit Quality - Ratings

Information about certain of the Company's fixed maturity securities holdings by NAIC designations is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents the Company's best estimate of comparable ratings from rating agencies, including Fitch Ratings, Inc. ("Fitch"), Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Ratings Services ("S&P"). If no rating is available from a rating agency, then an internally developed rating is used.

The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis similar to that used by the rating agencies. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

•	when three ratings are received, the middle rating is applied;

•	when two ratings are received, the lower rating is applied;

•	when a single rating is received, the ARO rating is applied; and

•	when ratings are unavailable, an internal rating is applied.

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

The Company's exposure to subprime mortgage backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings are included in Other ABS in the "Fixed Maturities and Equity Securities" section above. As of March 31, 2013, the fair value and gross unrealized losses related to the Company's exposure to subprime mortgage backed securities was $198.6 and $14.2, respectively, representing 0.9% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2012, the fair value and gross unrealized losses related to the Company's exposure to subprime mortgage backed securities were $194.0 and $23.5, respectively, representing 0.9% of total fixed maturities, including securities pledged, based on fair value.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the Company's exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of March 31, 2013 and December 31, 2012:

	% of Total Subprime Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
2013
	1	65.0%	AAA	—%	2007	12.4%
	2	3.1%	AA	0.3%	2006	6.2%
	3	14.9%	A	12.5%	2005 and prior	81.4%
	4	13.9%	BBB	7.8%		100.0%
	5	2.0%	BB and below	79.4%
	6	1.1%		100.0%
		100.0%
2012
	1	67.1%	AAA	—%	2007	13.2%
	2	3.1%	AA	4.0%	2006	6.2%
	3	14.2%	A	9.1%	2005 and prior	80.6%
	4	13.5%	BBB	8.5%		100.0%
	5	1.0%	BB and below	78.4%
	6	1.1%		100.0%
		100.0%

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company's exposure to Alt-A mortgages is included in Residential mortgage-backed securities in the "Fixed Maturities and Equity Securities" section above. As of March 31, 2013, the fair value and gross unrealized losses related to the Company's exposure to Alt-A RMBS aggregated to $132.5 and $13.5, respectively, representing 0.6% of total fixed maturities including securities pledged, based on fair value. As of December 31, 2012, the fair value and gross unrealized losses related to the Company's exposure to Alt-A RMBS aggregated to $133.6 and $21.7, respectively, representing 0.6% of total fixed maturities, including securities pledged, based on fair value.

The following tables summarize the Company's exposure to Alt-A residential mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of March 31, 2013 and December 31, 2012:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
2013
	1	40.0%	AAA	0.2%	2007	32.2%
	2	13.7%	AA	0.4%	2006	19.5%
	3	23.9%	A	0.8%	2005 and prior	48.3%
	4	17.8%	BBB	2.6%		100.0%
	5	3.6%	BB and below	96.0%
	6	1.0%		100.0%
		100.0%
2012
	1	36.3%	AAA	0.2%	2007	31.4%
	2	10.9%	AA	0.8%	2006	19.4%
	3	15.7%	A	0.6%	2005 and prior	49.2%
	4	30.4%	BBB	2.6%		100.0%
	5	5.7%	BB and below	95.8%
	6	1.0%		100.0%
		100.0%

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Commercial Mortgage-backed and Other Asset-backed Securities

As of March 31, 2013 and December 31, 2012, the fair value of the Company's CMBS totaled $1.7 billion and $1.8 billion, respectively. As of March 31, 2013 and December 31, 2012, the gross unrealized losses related to CMBS totaled $2.2 and $3.0, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

The following tables summarize the Company's exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of March 31, 2013 and December 31, 2012:

	% of Total CMBS
	NAIC Designation		ARO Ratings		Vintage
2013
	1	97.5%	AAA	46.8%	2008	0.6%
	2	1.8%	AA	23.3%	2007	29.0%
	3	0.4%	A	10.2%	2006	35.4%
	4	0.3%	BBB	6.7%	2005 and prior	35.0%
	5	—%	BB and below	13.0%		100.0%
	6	—%		100.0%
		100.0%
2012
	1	97.5%	AAA	47.6%	2008	0.6%
	2	1.8%	AA	25.4%	2007	28.8%
	3	0.4%	A	10.1%	2006	35.3%
	4	0.3%	BBB	7.3%	2005 and prior	35.3%
	5	—%	BB and below	9.6%		100.0%
	6	—%		100.0%
		100.0%

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of March 31, 2013 and December 31, 2012 the fair value of the Company's Other ABS, excluding subprime exposure, totaled $466.2 and $491.9, respectively. As of March 31, 2013 and December 31, 2012 there were no gross unrealized losses related to Other ABS, excluding subprime exposure.

As of March 31, 2013, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 28.2%, 11.2% and 37.3%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2012, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 29.2%, 11.2% and 36.6%, respectively, of total Other ABS, excluding subprime exposure.

The following tables summarize the Company's exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of March 31, 2013 and December 31, 2012:

	% of Total Other ABS
	NAIC Designation		ARO Ratings		Vintage
2013
	1	98.4%	AAA	93.6%	2013	—%
	2	0.7%	AA	2.0%	2012	17.0%
	3	—%	A	2.8%	2011	18.0%
	4	—%	BBB	0.7%	2010	4.4%
	5	—%	BB and below	0.9%	2009	6.3%
	6	0.9%		100.0%	2008	3.2%
		100.0%			2007 and prior	51.1%
						100.0%

2012
	1	97.0%	AAA	92.5%	2012	18.0%
	2	2.2%	AA	1.0%	2011	17.1%
	3	—%	A	3.5%	2010	4.6%
	4	—%	BBB	2.2%	2009	6.0%
	5	—%	BB and below	0.8%	2008	3.1%
	6	0.8%		100.0%	2007	14.7%
		100.0%			2006 and prior	36.5%
						100.0%

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructure when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of March 31, 2013 and December 31, 2012, the Company did not have any troubled debt restructurings.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of March 31, 2013 and December 31, 2012, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company’s investment in mortgage loans as of March 31, 2013 and December 31, 2012:

	2013	2012
Commercial mortgage loans	$2,868.5	$2,836.2
Collective valuation allowance	(1.2)	(1.2)
Total net commercial mortgage loans	$2,867.3	$2,835.0

There were no impairments taken on the mortgage loan portfolio for the three months ended March 31, 2013 and 2012.

The following table summarizes the activity in the allowance for losses for all commercial mortgage loans for the three months ended March 31, 2013 and the year ended December 31, 2012:

	2013	2012
Collective valuation allowance for losses, beginning of period	$1.2	$1.5
Addition to / (reduction of) allowance for losses	—	(0.3)
Collective valuation allowance for losses, end of period	$1.2	$1.2

There were no troubled debt restructured loans, loans 90 days or more past due, loans in foreclosure, or unpaid principal balance on loans 90 days or more past due as of March 31, 2013 and December 31, 2012.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of March 31, 2013 and December 31, 2012.

There were no other loans in arrears with respect to principal and interest as of March 31, 2013 and December 31, 2012.

The Company had no impaired loans, average investment during the period or interest income recognized on impaired loans and troubled debt restructured loans for the three months ended March 31, 2013 and 2012.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the LTV ratios as of March 31, 2013 and December 31, 2012:

	2013(1)	2012(1)
Loan-to-Value Ratio:
0% - 50%	$592.0	$658.9
50% - 60%	838.6	848.0
60% - 70%	1,300.8	1,169.4
70% - 80%	127.0	149.4
80% and above	10.1	10.5
Total Commercial mortgage loans	$2,868.5	$2,836.2
(1) Balances do not include allowance for mortgage loan credit losses.

The following table presents the DSC ratios as of March 31, 2013 and December 31, 2012:

	2013(1)	2012(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$1,990.5	$1,970.9
1.25x - 1.5x	480.9	464.8
1.0x - 1.25x	268.9	259.2
Less than 1.0x	128.2	141.3
Total Commercial mortgage loans	$2,868.5	$2,836.2
(1) Balances do not include allowance for mortgage loan credit losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of March 31, 2013 and December 31, 2012:

	2013(1)		2012(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$624.7	21.7%	$622.7	22.1%
South Atlantic	505.1	17.6%	528.3	18.6%
Middle Atlantic	310.6	10.8%	338.9	11.9%
East North Central	353.9	12.3%	347.2	12.2%
West South Central	420.4	14.7%	373.7	13.2%
Mountain	368.7	12.9%	338.2	11.9%
West North Central	136.5	4.8%	135.8	4.8%
New England	77.1	2.7%	77.5	2.7%
East South Central	71.5	2.5%	73.9	2.6%
Total Commercial mortgage loans	$2,868.5	100.0%	$2,836.2	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	2013(1)		2012(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Industrial	$1,160.6	40.4%	$1,159.2	41.0%
Retail	809.2	28.2%	711.8	25.0%
Office	387.6	13.5%	427.4	15.1%
Apartments	324.0	11.3%	366.8	12.9%
Hotel/Motel	85.2	3.0%	69.0	2.4%
Mixed use	25.6	0.9%	16.6	0.6%
Other	76.3	2.7%	85.4	3.0%
Total Commercial mortgage loans	$2,868.5	100.0%	$2,836.2	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

The following table sets forth the breakdown of mortgages by year of origination as of March 31, 2013 and December 31, 2012:

	2013(1)	2012(1)
Year of Origination:
2013	$201.5	$—
2012	313.3	314.3
2011	784.6	795.4
2010	174.7	184.8
2009	65.6	65.9
2008	202.2	253.8
2007 and prior	1,126.6	1,222.0
Total Commercial mortgage loans	$2,868.5	$2,836.2
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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the Company’s credit-related and intent-related impairments included in the Condensed Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013			2012
	Impairment		No. of Securities	Impairment	No. of Securities
Foreign(1)	$—		—	$0.4	2
Residential mortgage-backed	1.2		31	1.5	31
Commercial mortgage-backed	—	*	1	1.7	1
Other asset-backed	—		—	0.2	2
Total	$1.2		32	$3.8	36
(1) Primarily U.S. dollar denominated.
* Less than $0.1.

The above tables include $1.2 and $1.6 of write-downs related to credit impairments for the three months ended March 31, 2013 and 2012, respectively, in Other-than-temporary impairments which are recognized in the Condensed Statements of Operations. The remaining immaterial amount in write-downs for the three months ended March 31, 2013 are related to intent impairments.
The remaining $2.2 in write-downs for the three months ended March 31, 2012 are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013			2012
	Impairment		No. of Securities	Impairment	No. of Securities
Foreign(1)	$—		—	$0.4	2
Commercial mortgage-backed	—	*	1	1.7	1
Other asset-backed	—		—	0.1	1
Total	$—	*	1	$2.2	4
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

The fair value of fixed maturities with OTTI as of March 31, 2013 and December 31, 2012 was $2.1 billion and $2.2 billion, respectively.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Balance at January 1	$47.9	$64.1
Additional credit impairments:
On securities not previously impaired	—	—
On securities previously impaired	1.2	1.5
Reductions:
Securities intent impaired	—	—
Securities sold, matured, prepaid or paid down	(2.3)	(4.1)
Balance at March 31	$46.8	$61.5

Net Investment Income

The following table summarizes Net investment income for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Fixed maturities	$263.6	$300.1
Equity securities, available-for-sale	0.7	0.8
Mortgage loans on real estate	39.2	42.0
Policy loans	1.6	1.3
Short-term investments and cash equivalents	—	0.3
Other	10.1	14.8
Gross investment income	315.2	359.3
Less: Investment expenses	12.5	13.3
Net investment income	$302.7	$346.0

As of March 31, 2013 the Company had $0.2 of investments in fixed maturities which produced no net investment income. As of December 31, 2012 the Company did not have any investments in fixed maturities which produced no net investment income. Fixed maturities are moved to a non-accrual status immediately when the investment defaults.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized capital gains (losses) were as follows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Fixed maturities, available-for-sale, including securities pledged	$5.9	$63.5
Fixed maturities, at fair value option	(21.7)	(23.3)
Equity securities, available-for-sale	0.2	—
Derivatives	(1,068.4)	(1,621.4)
Embedded derivative - fixed maturities	(5.3)	(3.4)
Embedded derivative - product guarantees	312.2	272.3
Other investments	(0.1)	(1.4)
Net realized capital gains (losses)	$(777.2)	$(1,313.7)
After-tax net realized capital gains (losses)	$(505.2)	$(853.9)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before-tax were as follows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Proceeds on sales	$883.7	$2,054.3
Gross gains	14.1	72.0
Gross losses	2.8	4.6

3.    Derivative Financial Instruments

The Company enters into the following types of derivatives:

Interest rate swaps: Interest rate swaps are used by the Company primarily to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and/or liabilities. Using interest rate swaps, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest payments, calculated by reference to an agreed upon notional principal amount. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made to/from the counterparty at each due date. The Company utilizes these contracts in qualifying hedging relationships as well as non-qualifying hedging relationships.

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

Futures: Futures contracts are used to hedge against a decrease in certain equity indices. Such decreases may result in a decrease in variable annuity account values which would increase the possibility of the Company incurring an expense for guaranteed benefits in excess of account values. The Company also uses futures contracts as a hedge against an increase in certain equity indices. Such increases may result in increased payments to the holders of the fixed index annuity ("FIA") contracts. The Company enters into exchange traded futures with regulated futures commissions that are members of the exchange. The Company also posts initial and variation margin with the exchange on a daily basis. The Company utilizes exchange-traded futures in non-qualifying hedging relationships.

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

Options: The Company uses put options to manage the equity, interest rate and equity volatility risk of the economic liabilities associated with variable annuity minimum guaranteed living benefits. The Company also uses call options to hedge against an increase in various equity indices. Such increases may result in increased payments to the holders of the FIA contracts. The Company pays an upfront premium to purchase these options. The Company utilizes these options in non-qualifying hedging relationships.

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

Embedded derivatives: The Company also invests in certain fixed maturity instruments and has issued certain annuity products that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity rates, or credit ratings/spreads. In addition, the Company has entered into a coinsurance with a funds withheld arrangement which contains an embedded derivative whose fair value is based on the change in the fair value of the underlying assets held in trust.  The embedded derivatives for certain fixed maturity instruments, certain annuity products and coinsurance with funds withheld arrangements are reported with the host contract in investments, in Future policy benefits and contract owner account balances or Funds held under reinsurance treaties with affiliates, respectively, on the Condensed Consolidated Balance Sheets. Changes in the fair value of embedded derivatives within fixed maturity investments and within annuity products are recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. Changes in fair value of embedded derivatives with reinsurance agreements are reported in Interest credited and other benefits to contract owners in the Condensed Consolidated Statements of Operations.

The Company's use of derivatives is limited mainly to economic hedging to reduce the Company's exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, exchange rate risk and market risk. It is the Company's policy not to offset amounts recognized for derivative instruments and amounts recognized for the right to reclaim cash collateral or the obligation to

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement, which provides the Company with the legal right of offset.

The notional amounts and fair values of derivatives were as follows as of March 31, 2013 and December 31, 2012:

	2013			2012
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Fair value hedges:
Interest rate contracts	$501.1	$—	$82.1	$—	$—	$—
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	32,661.3	1,057.5	503.7	31,588.1	1,283.5	539.5
Foreign exchange contracts	1,349.9	8.9	30.9	1,508.7	10.4	27.4
Equity contracts	13,535.3	104.4	53.1	14,482.7	86.4	231.7
Credit contracts	155.5	1.6	—	155.5	1.0	—
Embedded derivatives:
Within fixed maturity investments	N/A	45.3	—	N/A	50.8	—
Within annuity products	N/A	—	3,125.8	N/A	—	3,397.8
Within reinsurance agreements	N/A	—	193.5	N/A	—	301.3
Total		$1,217.7	$3,989.1		$1,432.1	$4,497.7
N/A - Not Applicable
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Balance Sheets at fair value.

Although the Company has not elected to net its derivative exposures, the notional amounts and fair value of derivatives eligible for offset were as follows as of March 31, 2013 and December 31, 2012:

	2013
	Notional Amount	Assets Fair Value	Liability Fair Value
Credit contracts	$155.5	$1.6	$—
Equity contracts	3,686.5	102.0	23.0
Foreign exchange contracts	1,349.9	8.9	30.9
Interest rate contracts	33,162.4	1,057.5	585.8
		1,170.0	639.7
Counterparty netting(1)		(564.1)	(564.1)
Cash collateral netting(2)		(401.0)	—
Securities collateral netting(2)		(133.1)	(51.2)
Net		$71.8	$24.4
(1) Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.
(2) Represents the netting of collateral received and posted on a counterparty basis under credit support agreements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	2012
	Notional Amount	Assets Fair Value	Liability Fair Value
Credit contracts	$155.5	$1.0	$—
Equity contracts	3,739.8	62.5	19.1
Foreign exchange contracts	1,508.8	10.4	27.4
Interest rate contracts	31,588.1	1,283.5	539.5
		1,357.4	586.0
Counterparty netting(1)		(548.3)	(548.3)
Cash collateral netting(2)		(730.4)	—
Securities collateral netting(2)		(42.3)	(8.1)
Net		$36.4	$29.6
(1) Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.
(2) Represents the netting of collateral received and posted on a counterparty basis under credit support agreements.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. ("ISDA Agreements") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Balance Sheets. As of March 31, 2013 and December 31, 2012, the Company held $408.5 and $766.7, of net cash collateral, respectively, related to derivative contracts. In addition, as of March 31, 2013 and December 31, 2012, the Company delivered collateral of $606.7 and $579.3, respectively, in fixed maturities pledged under derivatives contracts.

Net realized gains (losses) on derivatives were as follows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Derivatives: Qualifying for hedge accounting(1):
Fair value hedges:
Interest rate contracts	$1.2	$—
Derivatives: Non-qualifying for hedge accounting(2):
Interest rate contracts	(206.8)	(398.3)
Foreign exchange contracts	65.9	(7.3)
Equity contracts	(929.7)	(1,215.3)
Credit contracts	1.0	(0.5)
Embedded derivatives:
Within fixed maturity investments(2)	(5.3)	(3.4)
Within annuity products(2)	312.2	272.3
Within reinsurance agreements(3)	100.2	51.5
Total	$(661.3)	$(1,301.0)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses) in the Condensed Statements of Operations. For the three months ended March 31, 2013 and 2012, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Statements of Operations.
(3) Changes in value are included in Interest credited and Other benefits to contract owners in the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Credit Default Swaps

As of March 31, 2013, the fair value of credit default swaps of $1.6 were included in Derivatives assets and there were no credit default swaps included in Derivatives liabilities on the Condensed Balance Sheets.  As of December 31, 2012, the fair value of credit default swaps of $1.0 were included in Derivatives assets and there were no credit default swaps included in Derivatives liabilities on the Condensed Balance Sheets.  As of March 31, 2013 and December 31, 2012, the maximum potential future exposure to the Company was $155.5 on credit default swaps.

4.	Fair Value Measurements

Fair Value Measurement

The Company categorizes its financial instruments into a three-level hierarchy based on the priority of the inputs to the valuation technique, pursuant to the Fair Value Measurements and disclosures of the FASB Accounting Standard Codification ("ASC") Topic 820. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), as described in the Fair Value Measurements Note in the Financial Statements included in the Company's Form 10-K for the year ended December 31, 2012. If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

	2013
	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,693.8	$17.3	$—	$1,711.1
U.S government agencies and authorities	—	22.1	—	22.1
U.S. corporate, state and municipalities	—	10,201.0	130.1	10,331.1
Foreign(1)	—	5,252.9	19.4	5,272.3
Residential mortgage-backed securities	—	1,737.2	23.8	1,761.0
Commercial mortgage-backed securities	—	1,742.6	—	1,742.6
Other asset-backed securities	—	585.3	74.3	659.6
Total fixed maturities, including securities pledged	1,693.8	19,558.4	247.6	21,499.8
Equity securities, available-for-sale	14.8	—	0.4	15.2
Derivatives:
Interest rate contracts	1.4	1,056.1	—	1,057.5
Foreign exchange contracts	—	8.9	—	8.9
Equity contracts	2.3	50.5	51.6	104.4
Credit contracts	—	1.6	—	1.6
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,159.7	6.1	—	2,165.8
Assets held in separate accounts	41,050.9	—	—	41,050.9
Total assets	$44,922.9	$20,681.6	$299.6	$65,904.1

Liabilities:
Annuity product guarantees:
FIA	$—	$—	$1,519.8	$1,519.8
GMAB / GMWB / GMWBL(2)	—	—	1,606.0	1,606.0
Embedded derivative on reinsurance	—	193.5	—	193.5
Derivatives:
Interest rate contracts	—	585.8	—	585.8
Foreign exchange contracts	—	30.9	—	30.9
Equity contracts	30.1	23.0	—	53.1
Total liabilities	$30.1	$833.2	$3,125.8	$3,989.1
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
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	2012
	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,303.7	$7.8	$—	$1,311.5
U.S government agencies and authorities	—	23.7	—	23.7
U.S. corporate, state and municipalities	—	10,513.9	113.6	10,627.5
Foreign(1)	—	5,345.7	20.9	5,366.6
Residential mortgage-backed securities	—	1,829.5	24.2	1,853.7
Commercial mortgage-backed securities	—	1,763.6	—	1,763.6
Other asset-backed securities	—	602.5	78.2	680.7
Total fixed maturities, including securities pledged	1,303.7	20,086.7	236.9	21,627.3
Equity securities, available-for-sale	14.0	—	15.8	29.8
Derivatives:
Interest rate contracts	—	1,283.5	—	1,283.5
Foreign exchange contracts	—	10.4	—	10.4
Equity contracts	23.9	50.8	11.7	86.4
Credit contracts	—	1.0	—	1.0
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	3,115.0	6.1	—	3,121.1
Assets held in separate accounts	39,799.1	—	—	39,799.1
Total assets	$44,255.7	$21,438.5	$264.4	$65,958.6

Liabilities:
Annuity product guarantees:
FIA	$—	$—	$1,393.8	$1,393.8
GMAB / GMWB / GMWBL	—	—	2,004.0	2,004.0
Embedded derivative on reinsurance	—	301.3	—	301.3
Derivatives:
Interest rate contracts	0.4	539.1	—	539.5
Foreign exchange contracts	—	27.4	—	27.4
Equity contracts	212.6	19.1	—	231.7
Total liabilities	$213.0	$886.9	$3,397.8	$4,497.7
(1) Primarily U.S. dollar dominated

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

Transfers in and out of Level 1 and 2

There were no securities transferred between Levels 1 and Level 2 for the three months ended March 31, 2013 and 2012.  The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:			Purchases	Issuances	Sales	Settlements	Transfers in to Level 3(2)	Transfers out of Level 3(2)	Fair Value as of March 31	Change in Unrealized Gains (Losses) Included in Earnings (3)
		Net Income		OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$113.6	$—		$0.7	$20.1	$—	$—	$(0.9)	$16.1	$(19.5)	$130.1	$—
Foreign	20.9	—		(0.1)	—	—	—	(1.4)	—	—	19.4	—
Residential mortgage-backed securities	24.2	(0.1)		(0.1)	—	—	—	(0.2)	—	—	23.8	(0.1)
Other asset-backed securities	78.2	2.3		—	—	—	—	(6.2)	—	—	74.3	1.6
Total fixed maturities, including securities pledged	236.9	2.2		0.5	20.1	—	—	(8.7)	16.1	(19.5)	247.6	1.5

Equity securities, available-for-sale	15.8	(0.1)		0.1	—	—	—	—	—	(15.4)	0.4	—
Derivatives, net	11.7	42.4		—	4.7	—	—	(7.2)	—	—	51.6	36.5
Annuity product guarantees:
FIA	(1,393.8)	(122.8)		—	—	(15.1)	—	11.9	—	—	(1,519.8)	—
GMWB/GMAB/GMWBL	(2,004.0)	435.0		—	—	(37.1)	—	0.1	—	—	(1,606.0)	—
Total annuity product guarantees	(3,397.8)	312.2	(1)	—	—	(52.2)	—	12.0	—	—	(3,125.8)	—
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
(3) For financial instruments still held as of March 31, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:			Purchases	Issuances	Sales	Settlements	Transfers in to Level 3(2)	Transfers out of Level 3(2)	Fair Value as of March 31	Change in Unrealized Gains (Losses) Included in Earnings (3)
		Net Income		OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$124.5	$—		$0.9	$—	$—	$—	$(2.2)	$14.1	$—	$137.3	$—
Foreign	56.9	0.6		(0.6)	—	—	(3.7)	(1.4)	—	(34.4)	17.4	—
Residential mortgage-backed securities	60.7	—		0.4	—	—	—	(0.3)	—	(41.7)	19.1	—
Other asset-backed securities	72.8	2.1		1.3	—	—	(4.4)	(0.5)	—	—	71.3	2.1
Total fixed maturities, including securities pledged	314.9	2.7		2.0	—	—	(8.1)	(4.4)	14.1	(76.1)	245.1	2.1

Equity securities, available-for-sale	16.3	—		(0.1)	2.3	—	(1.7)	—	—	—	16.8	—
Derivatives, net	(4.3)	11.4		—	4.8	—	—	14.5	—	(1.5)	24.9	13.2
Annuity product guarantees:
FIA	(1,282.2)	(183.9)		—	—	(32.7)	—	31.7	—	—	(1,467.1)	—
GMWB/GMAB/GMWBL	(2,229.9)	456.2		—	—	(37.3)	—	0.1	—	—	(1,810.9)	—
Total annuity product guarantees	(3,512.1)	272.3	(1)	—	—	(70.0)	—	31.8	—	—	(3,278.0)	—
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
(3) For financial instruments still held as of March 31, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The transfers in and out of Level 3 for fixed maturities, including securities pledged and equity securities for the three months ended March 31, 2013, were primarily due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

The transfers out of Level 3 for fixed maturities, including securities pledged, for the three months ended March 31, 2012 were primarily due to the Company’s determination that the market for subprime RMBS securities has become active.  While the valuation methodology has not changed, the Company has concluded that the frequency of transactions in the market for subprime RMBS securities represent regularly occurring market transactions and therefore are now classified as Level 2.

The remaining transfers in and out of Level 3 for fixed maturities, including securities pledged during the three months ended March 31, 2012 were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3, as these securities are generally less liquid with very limited trading activity or where less transparency exists corroborating the inputs to the valuation methodologies. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of March 31, 2013:

Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA
Long-term equity implied volatility	15% to 25%		15% to 25%		—
Correlations between:
Equity Funds	50% to 98%		50% to 98%		—
Equity and Fixed Income Funds	-20% to 44%		-20% to 44%		—
Interest Rates and Equity Funds	-30% to -16%		-30% to -16%		—
Nonperformance risk	0.01% to 1.3%		0.01% to 1.3%		0.01% to 1.3%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—
Partial Withdrawals	0% to 10%		0% to 10%		—
Lapses	0.08% to 32%	(3)	0.08% to 31%	(3)	0% to 10%	(3)
Mortality	—	(4)	—	(4)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 26% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, we assume that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapses and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less “in the money” (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts that are highly “in the money”. The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of March 31, 2013 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)
< 60	$3.0	$0.8	$3.8	5.5
60-69	6.2	1.2	7.4	1.8
70+	4.0	0.5	4.5	0.1
	$13.2	$2.5	$15.7	2.7

(3)
Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period. The Company makes dynamic adjustments to lower the lapse rates for contracts that are more “in the money.” The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of March 31, 2013 (account value amounts are in $ billions).

		GMAB		GMWB/GMWBL
	Moneyness	Account Value	Lapse Range	Account Value	Lapse Range
During Surrender Charge Period
	In the Money**	$—	0.08% to 8.2%	$6.8	0.08% to 5.8%
	Out of the Money	—	0.41% to 12%	2.0	0.35% to 12%
After Surrender Charge Period
	In the Money**	—	2.4% to 22%	6.5	1.5% to 17%
	Out of the Money	0.1	12% to 31%	1.2	3.2% to 32%
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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2012:

Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA
Long-term equity implied volatility	15% to 25%		15% to 25%		—
Correlations between:
Equity Funds	50% to 98%		50% to 98%		—
Equity and Fixed Income Funds	-20% to 44%		-20% to 44%		—
Interest Rates and Equity Funds	-25% to -16%		-25% to -16%		—
Nonperformance risk	0.10% to 1.3%		0.10% to 1.3%		0.10% to 1.3%
Actuarial Assumptions:					—
Benefit Utilization	85% to 100%	(2)	—		—
Partial Withdrawals	0% to 10%		0% to 10%		—
Lapses	0.08% to 32%	(3)	0.08% to 31%	(3)	0% to 10%	(3)
Mortality	—	(4)	—	(4)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 26% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, we assume that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapses and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less “in the money” (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts that are highly “in the money”. The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of December 31, 2012 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)
< 60	$3.5	$0.3	$3.8	5.5
60-69	6.8	0.4	7.2	1.9
70+	4.2	0.1	4.3	0.2
	$14.5	$0.8	$15.3	2.8

(3)
Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period. The Company makes dynamic adjustments to lower the lapse rates for contracts that are more “in the money.” The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of December 31, 2012 (account value amounts are in $ billions).

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments were as follows as of March 31, 2013 and December 31, 2012:

	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$21,499.8	$21,499.8	$21,627.3	$21,627.3
Equity securities, available-for-sale	15.2	15.2	29.8	29.8
Mortgage loans on real estate	2,867.3	2,945.5	2,835.0	2,924.7
Policy loans	100.2	100.2	101.8	101.8
Limited partnerships/corporations	165.4	165.4	166.9	166.9
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	2,165.8	2,165.8	3,121.1	3,121.1
Derivatives	1,172.4	1,172.4	1,381.3	1,381.3
Other investments	80.4	80.4	80.7	80.7
Deposits from affiliates	855.2	931.1	901.7	984.4
Assets held in separate accounts	41,050.9	41,050.9	39,799.1	39,799.1
Liabilities:
Investment contract liabilities:
Deferred annuities(1)	19,902.2	20,592.0	20,262.4	21,062.8
Funding agreements with a fixed maturity and guaranteed investment contracts	2,011.6	1,920.2	1,818.6	1,718.0
Supplementary contracts, immediate annuities and other	1,091.3	1,183.7	1,094.1	1,194.4
Annuity product guarantees:
FIA	1,519.8	1,519.8	1,393.8	1,393.8
GMAB/GMWB/GMWBL	1,606.0	1,606.0	2,004.0	2,004.0
Derivatives	669.8	669.8	798.6	798.6
Long-term debt	435.0	503.4	435.0	491.6
Embedded derivative on reinsurance	193.5	193.5	301.3	301.3
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

Policy loans: The fair value of policy loans approximates to the carrying, or cash surrender, value of the loans. Policy loans are fully collateralized by the cash surrender value of the associated insurance contracts and are classified as Level 2.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC was as follows for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Balance at January 1	$2,968.2	$3,326.5
Deferrals of commissions and expenses	20.4	26.2
Amortization:
Amortization(1)	(764.6)	(184.5)
Interest accrued(2)	47.7	61.6
Net amortization included in the Condensed Statements of Operations	(716.9)	(122.9)
Change in unrealized capital gains/losses on available-for-sale securities	236.6	124.1
Balance at March 31	$2,508.3	$3,353.9
(1) Includes loss recognition of $305.0 in 2013.
(2) Interest accrued at 1.0% to 6.0% during 2013 and 3.0% to 6.0% during 2012.

Activity within VOBA was as follows for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Balance at January 1	$28.4	$46.1
Amortization:
Amortization(1)	(2.2)	(5.2)
Interest accrued(2)	0.7	0.8
Net amortization included in the Condensed Statements of Operations	(1.5)	(4.4)
Change in unrealized capital gains/losses on available-for-sale securities	3.8	5.1
Balance at March 31	$30.7	$46.8
(1) Includes loss recognition of $1.0 in 2013.
(2) Interest accrued at 1.0% to 6.0% during 2013 and 4.0% to 7.0% during 2012.

6.    Capital Contributions and Dividends

During the three months ended March 31, 2013 and 2012, the Company did not receive any capital contributions from its Parent.

During the three months ended March 31, 2013 and 2012, the Company did not pay a dividend or return of capital distribution on its common stock to its Parent.

On March 28, 2013, the Iowa Insurance Division ("the Division") approved an extraordinary distribution of $230.0 from the Company to Lion, contingent upon the consummation of the IPO of ING U.S., Inc. and the use of such funds for ING U.S. operations. The Company paid the extraordinary dividend to Lion on May 8, 2013.

On May 8, 2013, the Company reset on a one-time basis its negative unassigned funds account as of December 31, 2012 (as reported in its 2012 statutory annual statement) to zero (with an offsetting reduction in gross paid-in capital and contributed surplus). The reset was made pursuant to a permitted practice in accordance with statutory accounting practices granted by the Division. This permitted practice has no impact on total capital and surplus of the Company and will be reflected in the Company's second quarter statutory financial statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.     Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of AOCI as of March 31, 2013 and 2012.

	2013	2012
Fixed maturities, net of OTTI	$1,830.4	$1,396.0
Equity securities, available-for-sale	4.3	2.8
Derivatives	(0.7)	(0.8)
DAC/VOBA and sales inducements adjustment on available-for-sale securities	(977.1)	(934.4)
Other	(35.4)	(35.4)
Unrealized capital gains (losses), before tax	821.5	428.2
Net deferred income tax asset (liability)	(183.0)	(7.9)
Unrealized capital gains (losses), after tax	638.5	420.3
Pension liability, net of tax	1.0	1.2
AOCI	$639.5	$421.5

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Statements of Operations, were as follows for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Net unrealized gains/losses on Fixed maturities	$(169.5)		$(21.8)	(4)	$(191.3)
Net unrealized gains/losses on Equity securities	0.9		(0.3)		0.6
Net unrealized gains/losses on Other	—		—		—
OTTI	3.9		(1.4)		2.5
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	(8.5)		3.0		(5.5)
DAC/VOBA and sales inducements	306.2	(1)	(107.2)		199.0
Net realized gains/losses on available-for-sale securities	133.0		(127.7)		5.3

Derivatives:
Net unrealized capital gains/losses arising during the period	—	(2)*	—	*	—	*
Adjustments for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—		—
Net unrealized gains/losses on derivatives	—	*	—	*	—	*

Pension and other post-retirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	—	(3)*	—	*	—	*
Net pension and other post-retirement benefits liability	—	*	—	*	—	*
Other comprehensive income (loss)	$133.0		$(127.7)		$5.3
* Less than $0.1.
(1) See Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Financial Statements for additional information.
(2) See Derivative Financial Instruments Note to these Condensed Financial Statements for additional information.
(3) Amount reported in Net periodic pension cost which is reported in Operating expenses.
See Benefit Plans Note in the Company's 2012 Annual Report on Form 10-K for additional information.
(4) Amount included $(81.1) valuation allowance. See Income Taxes Note to these Condensed Financial Statements for additional information.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2012
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Net unrealized gains/losses on Fixed maturities	$122.8		$(39.9)	(4)	$82.9
Net unrealized gains/losses on Equity securities	1.8		(0.6)		1.2
Net unrealized gains/losses on Other	0.2		(0.1)		0.1
OTTI	5.6		(2.0)		3.6
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	(63.5)		22.1		(41.4)
DAC/VOBA and sales inducements	199.7	(1)	(69.9)		129.8
Net realized gains/losses on available-for-sale securities	266.6		(90.4)		176.2

Derivatives:
Net unrealized capital gains/losses arising during the period	0.3	(2)	(0.1)		0.2
Adjustments for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—		—
Net unrealized gains/losses on derivatives	0.3		(0.1)		0.2

Pension and other post-retirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	—	(3)*	—	*	—	*
Net pension and post-retirement benefits liability	—	*	—	*	—	*
Other comprehensive income (loss)	$266.9		$(90.5)		$176.4
* Less than $0.1.
(1) See Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Financial Statements for additional information.
(2) See Derivative Financial Instruments Note to these Condensed Financial Statements for additional information.
(3) Amount reported in Net periodic pension cost which is reported in Operating expenses.
See Benefit Plans Note in the Company's 2012 Annual Report on Form 10-K for additional information.
(4) Amount included $3.0 valuation allowance. See Income Taxes Note to these Condensed Financial Statements for additional information.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.    Income Taxes

Income taxes were different from the amount computed by applying the federal income tax rate to income (loss) before income taxes for the following reasons for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013			2012
Income (loss) before income taxes	$(383.2)			$(92.3)
Tax rate	35.0%			35.0%
Income tax expense (benefit) at federal statutory rate	(134.1)			(32.3)
Tax effect of:
Dividends received deduction	(14.6)	(1)		(11.0)	(1)
Valuation allowance	102.6	(1)		11.0	(1)
Audit settlements	—			—	*
Tax credits	(0.5)	(1)		(0.5)	(1)
Other	—	(1)	*	—	(1)	*
Income tax expense (benefit)	$(46.6)			$(32.8)
(1) Certain of these amounts were allocated to Other comprehensive income in accordance with the exception described in ASC 740-20-45-7.
*Less than $0.1.

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of March 31, 2013 and December 31, 2012, the Company had a tax valuation allowance of $508.6 and $406.0, respectively, that was allocated to Net income (loss) and $(104.5) and $(185.7), respectively, that was allocated to Other comprehensive income. Therefore, after consideration of available sources of taxable income required to realize the Company's deferred tax assets in the future, the Company had a tax valuation allowance of $404.1 related to deferred tax assets as of March 31, 2013.

Tax Sharing Agreement

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

Tax Regulatory Matters

In March 2013, the Internal Revenue Service ("IRS") completed its examination of the Company's return for tax year 2011. The 2011 audit settlement did not have a material impact on the financial statements.

The Company is currently under audit by the IRS for tax years 2012 and 2013 and it is expected that the examination of tax year 2012 will be finalized within the next twelve months. The timing of the payment (if any) of the remaining allowance of $2.7 cannot be reliably estimated. The Company and the IRS have agreed to participate in the Compliance Assurance Program ("CAP") for the tax years 2012 and 2013.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.    Financing Agreements

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with ING U.S., Inc., an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in January 2004 and expires on January 14, 2014, either party can borrow from the other up to 3% of the Company's statutory net admitted assets, excluding Separate Accounts, as of the preceding December 31.

Under this agreement, the Company did not incur interest expense for the three months ended March 31, 2013 and 2012. The Company did not earn interest income for the three months ended March 31, 2013 and earned $0.3 for the three months ended March 31, 2012. As of March 31, 2013 and December 31, 2012, the Company did not have an outstanding receivable/payable from/to ING U.S., Inc. under the reciprocal loan agreement.

For information on the Company's additional financing agreements, see the Related Party Transactions Note to the Financial Statements included in the Company's 2012 Annual Report on Form 10-K.

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

As of March 31, 2013 and December 31, 2012, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $238.4 and $304.7, respectively.

Federal Home Loan Bank Funding

The Company is a member of the Federal Home Loan Bank of Des Moines ("FHLB") and is required to maintain collateral that backs funding agreements issued to the FHLB. As of March 31, 2013 and December 31, 2012, the Company had $1,548.0, in non-putable funding agreements, including accrued interest, issued to the FHLB. These non-putable funding agreements are included in Future policy benefits and contract owner account balances on the Condensed Balance Sheets. As of March 31, 2013 and December 31, 2012, assets with a market value of $1,823.9 and $1,855.1, respectively, collateralized the funding agreements to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Condensed Balance Sheets.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operation. The Company may also post collateral in connection with certain securities lending, repurchase agreements, funding agreement, LOC and derivative transactions as described further in this note. The components of the fair value of the restricted assets were as follows as of March 31, 2013 and December 31, 2012:

	2013	2012
Fixed maturity collateral pledged to FHLB	$1,823.9	$1,855.1
FHLB restricted stock(1)	78.9	78.9
Other fixed maturities-state deposits	14.9	12.1
Securities pledged(2)	806.0	714.0
Total restricted assets	$2,723.7	$2,660.1
(1) Reported in Other investments on the Condensed Balance Sheets.
(2) Includes the fair value of loaned securities of $199.3 and $134.7 as of March 31, 2013 and December 31, 2012, respectively, which is included in Securities pledged on the Condensed Balance Sheets. In addition, as of March 31, 2013 and December 31, 2012, the Company delivered securities as collateral of $606.7 and $579.3, respectively, which was included in Securities pledged on the Condensed Balance Sheets.

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

As with other financial services companies, the Company periodically receives informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the Company or the financial services industry. It is the practice of the Company to cooperate fully in these matters. Regulatory investigations, exams, inquiries and audits could result in regulatory action against the Company. The potential outcome of such action is difficult to predict but could subject the Company to adverse consequences, including, but not limited to, settlement payments, additional payments to beneficiaries and additional escheatment of funds deemed abandoned under state laws. They may also result in fines and penalties and changes to the Company's procedures for the identification and escheatment of abandoned property or the correction of processing errors and other financial liability.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required to be made. Accordingly, the Company's estimate reflects both types of matters. For matters for which an accrual has

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

been made, but there remains a reasonably possible range of loss in excess of the amounts accrued, the estimate reflects the reasonably possible range of loss in excess of the accrued amounts. For other matters included within this estimation for which a reasonably possible but not probable range of loss exists, the estimate reflects the reasonably possible and unaccrued loss or range of loss. As of March 31, 2013, the Company estimates the aggregate range of reasonably possible losses in excess of any amounts accrued for these matters as of such date is not material to the Company.

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

11.    Related Party Transactions

Guaranteed Living Benefit — Coinsurance and Coinsurance Funds Withheld

Effective June 30, 2008, the Company entered into an automatic reinsurance agreement with an affiliate, Security Life of Denver International Limited ("SLDI"), covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts issued by the Company on or after January 1, 2000.

Also effective June 30, 2008, the Company entered into a services agreement with SLDI, under which the Company provides certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement. For the three months ended March 31, 2013 and 2012, revenue related to the agreement was $3.1.

Effective July 1, 2009, the reinsurance agreement was amended and restated to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to the Company and the Company deposited those assets into a funds withheld trust account.  As of March 31, 2013, the assets on deposit in the trust account were $2.8 billion. The Company also established a corresponding funds withheld liability to SLDI, which is included in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets. Funds held under reinsurance treaties with affiliates had a balance of $2.6 billion and $3.6 billion, at March 31, 2013 and December 31, 2012, respectively. In addition, as of March 31, 2013 and December 31, 2012, the Company had an embedded derivative with a value of $188.8 and $293.6, respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets.

Also effective July 1, 2009, the Company and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account. SLDI has retained its affiliate, ING Investment Management LLC, as subadviser for the funds withheld account.

Effective October 1, 2011, the Company and SLDI entered into an amended and restated automatic reinsurance agreement in order to provide more flexibility to the Company and SLDI with respect to the collateralization of the reserves related to the variable annuity guaranteed living benefits reinsured under the agreement. As of March 31, 2013 and December 31, 2012, reserves ceded by the Company under this agreement were $2.0 billion and $2.1 billion, respectively.  In addition, a deferred loss in the amount of $339.3 and $343.9 as of March 31, 2013 and December 31, 2012, respectively, is included in Other assets on the Condensed Balance Sheets and is amortized over the period of benefit.

On May 8, 2013, following the ING U.S., Inc. IPO, ING U.S., Inc. made a cash capital contribution in the amount of $1.782 billion into SLDI, which SLDI deposited into the funds withheld trust account established to provide collateral for the variable annuity guaranteed living benefit riders ceded to SLDI under the amended and restated automatic reinsurance agreement. Upon deposit of such contributed capital into the funds withheld trust, the Company submitted $1.5 billion of contingent capital letters of credit issued under the facility which have been canceled.

Item 2.    Management’s Narrative Analysis of the Results of Operations and Financial Condition
(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ING USA Annuity and Life Insurance Company ("ING USA," the "Company," "we" or "us," as appropriate) for each of the three months ended March 31, 2013 and 2012 and financial condition as of March 31, 2013 and December 31, 2012. This item should be read in its entirety and in conjunction with the Condensed Financial Statements and related notes and other supplemental data, which can be found under Part I, Item 1., contained herein, as well as the "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our 2012 Annual Report on Form 10-K.

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

Investors are also directed to consider the risks and uncertainties discussed in this Item 2. and in Item 1A. of Part II contained herein, as well as in other documents we filed with the SEC. Except as may be required by the federal securities laws, we disclaim any obligation to update forward-looking information.

Basis of Presentation

ING USA is a stock life insurance company domiciled in the State of Iowa and provides financial products and services in the United States. ING USA is authorized to conduct its insurance business in all states, except New York, and in the District of Columbia.

In 2009, ING Groep N.V. ("ING Group" or "ING") announced the anticipated separation of its global banking and insurance businesses, including the divestiture of ING U.S., Inc., which together with its subsidiaries, including us, constitutes ING's U.S.-based retirement, investment management and insurance operations. On May 7, 2013, ING U.S., Inc. completed the offering of 65,192,307 shares of its common stock, including the issuance and sale by ING U.S., Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. ("ING International"), an indirect wholly owned subsidiary of ING Group and previously the sole stockholder of ING U.S., Inc., of 34,423,077 shares of outstanding stock of ING U.S., Inc. (collectively, the "IPO"). Following the IPO, ING International owns approximately 75% of the outstanding common stock of ING U.S., Inc. (before any exercise of the underwriters' option to acquire from ING International up to an additional 9,778,846 shares of ING U.S., Inc. common stock).

ING USA is a direct, wholly owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), which is a direct, wholly owned subsidiary of ING U.S., Inc. Following the IPO, ING International owns approximately 75% of the common stock of ING

U.S., Inc. ING International is a wholly owned subsidiary of ING Verzekeringen N.V. ("ING V"), which is a wholly owned subsidiary of ING Insurance Topholding N.V., which is a wholly owned subsidiary of ING Group, the ultimate parent company. ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING."

On April 11, 2013, ING U.S., Inc. announced plans to rebrand in the future as Voya Financial. The Voya Financial identity is reflected in the ING U.S., Inc.'s new ticker symbol (NYSE: VOYA).

We have one operating segment.

Critical Accounting Policies, Judgments and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis reviews estimates and assumptions used in the preparation of the financial statements. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

We have identified the following accounting policies, judgments and estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

Reserves for future policy benefits, valuation and amortization of deferred policy acquisition costs ("DAC"), value of business acquired ("VOBA") and sales inducements, valuation of investments and derivatives, impairments, income taxes and contingencies.

In developing these accounting estimates and policies, we make subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, we believe the amounts provided are appropriate based upon the facts available upon preparation of the Condensed Financial Statements.

In assessing loss recognition related to deferred policy acquisition costs, value of business acquired, and sales inducements to contract owners, we must select an approach for aggregating different blocks of business in the loss recognition calculation. In the first quarter of 2013, we updated the aggregation approach used in the assessment of such loss recognition. This change in estimate was due to certain organizational changes that commenced in the first quarter of 2013, which resulted in changes to how we manage the variable annuity business that is no longer actively marketed. As a result of this estimate change, we recognized loss recognition of $350.8 before taxes for the three months ended March 31, 2013. This amount was recorded in the Condensed Statements of Operations of $306.0 to Net amortization of deferred policy acquisition costs and value of business acquired and $44.8 to Interest credited and other benefits to contract owners, with a corresponding decrease in the Condensed Balance Sheets to Deferred policy acquisition costs, Value of business acquired, and Sales inducements to contract owners. This update impacted the loss recognition calculation for us but did not have an impact on the consolidated financial statements of ING U.S., Inc.
The above critical accounting estimates are described in the Business, Basis of Presentation and Significant Accounting Policies Note to the Financial Statements in the 2012 Annual Report on Form 10-K.

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

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012

Our results of operations for the three months ended March 31, 2013 and 2012 and changes therein, primarily reflect higher Net amortization of DAC/VOBA, unfavorable changes in Interest credited and other benefits to contract owners and lower Net investment income. These unfavorable items were partially offset by a favorable change in Total net realized capital losses.

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
	2013	2012
Revenues:
Net investment income	$302.7	$346.0	$(43.3)	(12.5)%
Fee income	200.8	207.9	(7.1)	(3.4)%
Premiums	115.8	112.5	3.3	2.9%
Net realized capital gains (losses):
Total other-than-temporary impairments	(1.2)	(3.9)	2.7	69.2%
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	(0.1)	0.1	100.0%
Net other-than-temporary impairments recognized in earnings	(1.2)	(3.8)	2.6	68.4%
Other net realized capital gains (losses)	(776.0)	(1,309.9)	533.9	40.8%
Total net realized capital gains (losses)	(777.2)	(1,313.7)	536.5	40.8%
Other revenue	6.9	8.1	(1.2)	(14.8)%
Total revenues	(151.0)	(639.2)	488.2	76.4%
Benefits and expenses:
Interest credited and other benefits to contract owners	(608.4)	(804.6)	196.2	24.4%
Operating expenses	109.5	111.4	(1.9)	(1.7)%
Net amortization of deferred policy acquisition costs and value of business acquired	718.4	127.3	591.1	NM
Interest expense	7.0	7.8	(0.8)	(10.3)%
Other expense	5.7	11.2	(5.5)	(49.1)%
Total benefits and expenses	232.2	(546.9)	779.1	NM
Income (loss) before income taxes	(383.2)	(92.3)	(290.9)	NM
Income tax expense (benefit)	(46.6)	(32.8)	(13.8)	(42.1)%
Net income (loss)	$(336.6)	$(59.5)	$(277.1)	NM
NM - Not Meaningful

Revenues

Total revenues increased $488.2 from $(639.2) to $(151.0) for the three months ended March 31, 2013, primarily due to lower Total net realized capital losses, partially offset by lower Net investment income.

Net investment income decreased $43.3 from $346.0 to $302.7 primarily due to lower general account assets. General account assets decreased mainly due to lapses in multi-year guaranteed annuities ("MYGAs"). Certain MYGAs, mostly sold in 2002, reached the end of their current guarantee period in 2012. Most of these MYGAs had high crediting rates and the supporting assets generated returns below the targets set when the contracts were issued. The high lapse rate was expected as renewal crediting rates offered were lower than the crediting rates during the initial term.

Total net realized capital losses decreased $536.5 from $(1,313.7) to $(777.2) primarily due to favorable net changes in variable annuity and fixed indexed annuity hedging derivatives, partially offset by losses on fixed maturities. Under the variable annuity and fixed indexed annuity hedge programs, changes in equity and interest markets during the three months ended March 31, 2013 resulted in net losses of $1,074.1 on interest, equity and foreign exchange derivatives compared to net losses of $1,614.1 during the first quarter 2012, a net change of $540.0. Derivative losses of $1,029.6 in the first quarter 2013 and derivative losses of $1,295.0 in the first quarter 2012 were ceded to Security Life of Denver International Limited ("SLDI") under the combined coinsurance and coinsurance funds withheld agreement and an offset is recorded in Interest credited and other benefits to contract holders. Favorable net changes of $39.9 in the fair value of embedded derivatives on variable annuity and fixed indexed annuity product guarantees (from a gain of $272.3 in the first quarter 2012 to a gain of $312.2 in the first quarter 2013) also contributed to the variance. Partially offsetting these variances were lower realized gains of $5.9 in the current quarter compared to $63.5 in the prior year period on fixed maturities.

Benefits and Expenses

Total benefits and expenses increased $779.1 from $(546.9) to $232.2 for the three months ended March 31, 2013 primarily due to an unfavorable variance in Net amortization of DAC/VOBA and Interest credited and other benefits to contract owners.

Interest credited and other benefits to contract owners increased $196.2 from $(804.6) to $(608.4) primarily due to the change in the amount of equity and interest rate derivative gains/losses transferred under the combined coinsurance and coinsurance funds withheld agreement with SLDI (the corresponding offsetting amount is reported in Total net realized capital gains/(losses)) and the change in the embedded derivative on the two coinsurance funds withheld arrangements. Additionally, the current period includes a loss recognition on sales inducements of $44.8, which was partially offset by lower credited interest on lower general account assets.

Net amortization of DAC and VOBA increased $591.1 from $127.3 to $718.4 primarily due to an increase in amortization of $306.0 resulting from loss recognition on DAC and VOBA (see Critical Accounting Policies, Judgments and Estimates). The remaining increase is primarily due to higher positive DAC/VOBA unlocking in the prior year period compared to the current period.

Income Taxes

Income tax expense (benefit) changed $13.8 from $(32.8) to $(46.6) primarily due to intraperiod tax allocation considering the exception described in ASC 740-20-45-7, which was applicable for both periods. For the three months ended March 31, 2013, the income tax benefit allocated to continuing operations was limited to the tax effect of income generated in Other comprehensive income. For the three months ended March 31, 2012, the income tax benefit allocated to continuing operations was limited, with the exception of certain credits, to the tax effect of loss generated in continuing operations.

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

Since the height of the financial crisis in 2008, we have pursued a substantial repositioning of the investment portfolio aimed at reducing risk, increasing the stability and predictability of returns and pursuing intentional investment risks that are reliant on our core strengths. The repositioning has resulted in a significant decrease in exposure to structured assets, an improvement in the NAIC designation profile of our remaining structured assets and an increase in exposure to public and private investment grade corporate bonds and U.S. Treasury securities.

Portfolio Composition

The following table presents the investment portfolio as of March 31, 2013 and December 31, 2012:

	2013		2012
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$20,386.3	74.2%	$20,586.6	71.1%
Fixed maturities, at fair value using the fair value option	307.5	1.1%	326.7	1.1%
Equity securities, available-for-sale	15.2	0.1%	29.8	0.1%
Short-term investments(1)	1,564.7	5.7%	2,686.6	9.3%
Mortgage loans on real estate	2,867.3	10.4%	2,835.0	9.8%
Policy loans	100.2	0.4%	101.8	0.4%
Limited partnerships/corporations	165.4	0.6%	166.9	0.6%
Derivatives	1,172.4	4.3%	1,381.3	4.8%
Other investments	80.4	0.3%	80.7	0.3%
Securities pledged(2)	806.0	2.9%	714.0	2.5%
Total investments	$27,465.4	100.0%	$28,909.4	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.
(2) See “Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources” for information regarding securities pledged.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as follows as of March 31, 2013 and December 31, 2012:

	2013
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed Maturities:
U.S. Treasuries	$1,633.2	8.3%	$1,711.1	7.9%
U.S. government agencies and authorities	18.3	0.1%	22.1	0.1%
State, municipalities and political subdivisions	50.1	0.3%	57.2	0.3%
U.S. corporate securities	9,363.4	47.7%	10,273.9	47.8%
Foreign securities(1)	4,822.0	24.6%	5,272.3	24.5%
Residential mortgage-backed	1,537.8	7.8%	1,761.0	8.2%
Commercial mortgage-backed	1,551.1	7.9%	1,742.6	8.1%
Other asset-backed	648.2	3.3%	659.6	3.1%
Total fixed maturities, including securities pledged	$19,624.1	100.0%	$21,499.8	100.0%
(1) Primarily U.S. dollar denominated.
	2012
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed Maturities:
U.S. Treasuries	$1,218.9	6.2%	$1,311.5	6.1%
U.S. government agencies and authorities	19.3	0.1%	23.7	0.1%
State, municipalities and political subdivisions	80.1	0.4%	90.0	0.4%
U.S. corporate securities	9,511.8	48.6%	10,537.5	48.7%
Foreign securities(1)	4,877.8	24.9%	5,366.6	24.8%
Residential mortgage-backed	1,617.1	8.3%	1,853.7	8.6%
Commercial mortgage-backed	1,565.4	8.0%	1,763.6	8.2%
Other asset-backed	681.6	3.5%	680.7	3.1%
Total fixed maturities, including securities pledged	$19,572.0	100.0%	$21,627.3	100.0%
(1) Primarily U.S. dollar denominated.

As of March 31, 2013, the average duration of our fixed maturities portfolio, including securities pledged, was between 5 and 6 years.

Fixed Maturities Credit Quality - Ratings

Information about certain of our fixed maturity securities holdings by NAIC designation is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents our best estimate of comparable ratings from rating agencies, including Fitch Ratings, Inc. ("Fitch"), Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Ratings Service ("S&P"). If no rating is available from a rating agency, then an internally developed rating is used.

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of March 31, 2013 and December 31, 2012, the average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

•	when three ratings are received, the middle rating is applied;

•	when two ratings are received, the lower rating is applied;

•	when a single rating is received, the ARO rating is applied; and

•	when ratings are unavailable, an internal rating is applied.

Total fixed maturities by NAIC quality designation category, including securities pledged, were as follows as of March 31, 2013 and December 31, 2012:

	2013
NAIC Quality Designation	Amortized Cost	% of Total	Fair Value	% of Total
1	$10,875.1	55.4%	$11,910.9	55.4%
2	7,756.9	39.5%	8,515.3	39.6%
3	698.1	3.6%	740.9	3.4%
4	174.5	0.9%	175.2	0.8%
5	76.7	0.4%	87.8	0.4%
6	42.8	0.2%	69.7	0.4%
Total	$19,624.1	100.0%	$21,499.8	100.0%

	2012
NAIC Quality Designation	Amortized Cost	% of Total	Fair Value	% of Total
1	$10,615.6	54.1%	$11,753.1	54.3%
2	7,899.0	40.4%	8,752.2	40.5%
3	719.6	3.7%	755.0	3.5%
4	205.9	1.1%	196.6	0.9%
5	91.9	0.5%	103.1	0.5%
6	40.0	0.2%	67.3	0.3%
Total	$19,572.0	100.0%	$21,627.3	100.0%

Total fixed maturities by ARO quality rating category, including securities pledged, were as follows as of March 31, 2013 and December 31, 2012:

	2013
ARO Quality Ratings	Amortized Cost	% of Total	Fair Value	% of Total
AAA	$4,114.9	21.0%	$4,469.6	20.8%
AA	1,351.4	6.9%	1,469.9	6.8%
A	5,038.5	25.7%	5,537.7	25.8%
BBB	7,767.7	39.6%	8,533.9	39.7%
BB	733.8	3.7%	802.7	3.7%
B and below	617.8	3.1%	686.0	3.2%
Total	$19,624.1	100.0%	$21,499.8	100.0%

	2012
ARO Quality Ratings	Amortized Cost	% of Total	Fair Value	% of Total
AAA	$3,810.7	19.5%	$4,213.3	19.5%
AA	1,355.4	6.9%	1,488.1	6.9%
A	5,202.2	26.6%	5,767.0	26.7%
BBB	7,867.9	40.2%	8,718.8	40.3%
BB	675.8	3.5%	733.4	3.4%
B and below	660.0	3.3%	706.7	3.2%
Total	$19,572.0	100.0%	$21,627.3	100.0%

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2013 and December 31, 2012, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid. Mortgage-backed securities ("MBS") and Other ABS are shown separately because they are not due at a single maturity date.

	2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due to mature:
One year or less	$1,284.1	$1,309.9	$1,122.5	$1,145.2
After one year through five years	5,124.8	5,430.4	4,967.1	5,274.6
After five years through ten years	5,825.7	6,371.5	5,836.5	6,440.6
After ten years	3,652.4	4,224.8	3,781.8	4,468.9
Mortgage-backed securities	3,088.9	3,503.6	3,182.5	3,617.3
Other asset-backed securities	648.2	659.6	681.6	680.7
Fixed maturities, including securities pledged	$19,624.1	$21,499.8	$19,572.0	$21,627.3

As of March 31, 2013 and December 31, 2012 we did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10% of our Shareholder’s equity.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturities, including securities pledged, by market sector and duration were as follows as of March 31, 2013 and December 31, 2012:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
2013
U.S. corporate, state and municipalities	$483.7	$8.3	$46.8	$1.6	$76.2	$8.9	$606.7	$18.8
Foreign	135.5	2.6	24.9	1.1	80.2	10.9	240.6	14.6
Residential mortgage-backed	178.1	1.3	8.6	0.3	167.9	19.5	354.6	21.1
Commercial mortgage-backed	4.5	—	1.9	0.1	15.6	2.1	22.0	2.2
Other asset-backed	7.8	—	—	—	134.4	14.1	142.2	14.1
Total	$809.6	$12.2	$82.2	$3.1	$474.3	$55.5	$1,366.1	$70.8

2012
U.S. corporate, state and municipalities	$237.3	$2.9	$40.1	$0.6	$94.0	$10.4	$371.4	$13.9
Foreign	33.3	3.1	23.9	1.8	158.1	17.6	215.3	22.5
Residential mortgage-backed	116.3	2.2	10.9	0.1	181.6	29.1	308.8	31.4
Commercial mortgage-backed	4.8	—	11.2	1.2	15.8	1.8	31.8	3.0
Other asset-backed	0.1	—	—	—	152.8	23.5	152.9	23.5
Total	$391.8	$8.2	$86.1	$3.7	$602.3	$82.4	$1,080.2	$94.3

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 89.5% and 87.9% of the average book value as of March 31, 2013 and December 31, 2012, respectively.

For the three months ended March 31, 2013 and 2012, unrealized capital losses on fixed maturities decreased by $23.5 and $94.8, respectively. The decrease in gross unrealized losses was primarily due to improving market conditions within Other ABS and RMBS in addition to tightening credit spreads.

As of March 31, 2013 and December 31, 2012, we did not have any individual fixed maturities with an unrealized capital loss in excess of $10.0.

Subprime and Alt-A Mortgage Exposure

The performance of underlying subprime and Alt-A mortgage collateral, originated prior to 2008, has continued to reflect the problems associated with a housing market that has since seen substantial price declines and an employment market that has declined significantly and remains under stress.  Credit spreads have widened meaningfully from issuance and rating agency downgrades have been widespread and severe within the sector. During 2012, market prices and sector liquidity demonstrated more sustained improvements, driven by an improved technical picture and positive sentiment regarding the potential for fundamental improvement within the sector. This positive momentum continued into 2013, with the first quarter characterized by improving housing market indicators and strong liquidity.  In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of March 31, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities was $198.6, $200.6 and $14.2, respectively, representing 0.9% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2012, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities were $194.0, $207.9 and $23.5, respectively, representing 0.9% of total fixed maturities, including securities pledged, based on fair value.

The NAIC designations for structured securities, including subprime and Alt-A RMBS, are based upon a comparison of the bond's amortized cost to the NAIC's loss expectation for each security. Securities where modeling results in no expected loss in all scenarios are considered to have the highest designation of NAIC 1. A large percentage of our RMBS securities carry a NAIC 1 designation while the ARO rating indicates below investment grade. This is primarily due to the credit and intent impairments recorded by us which reduced the amortized cost on these securities to a level resulting in no expected loss in all scenarios, which corresponds to a NAIC 1 designation. The revised methodology reduces regulatory reliance on rating agencies and allows for greater regulatory input into the assumptions used to estimate expected losses from such structured securities.

The following tables present our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of March 31, 2013 and December 31, 2012:

	% of Total Subprime Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
2013
	1	65.0%	AAA	—%	2007	12.4%
	2	3.1%	AA	0.3%	2006	6.2%
	3	14.9%	A	12.5%	2005 and prior	81.4%
	4	13.9%	BBB	7.8%		100.0%
	5	2.0%	BB and below	79.4%
	6	1.1%		100.0%
		100.0%
2012
	1	67.1%	AAA	—%	2007	13.2%
	2	3.1%	AA	4.0%	2006	6.2%
	3	14.2%	A	9.1%	2005 and prior	80.6%
	4	13.5%	BBB	8.5%		100.0%
	5	1.0%	BB and below	78.4%
	6	1.1%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" section above. As of March 31, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS aggregated to $132.5, $132.7 and $13.5, respectively, representing 0.6% of total fixed maturities including securities pledged, based on fair value. As of December 31, 2012, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS aggregated to $133.6, $139.9 and $21.7, respectively, representing 0.6% of total fixed maturities, including securities pledged, based on fair value.

The following tables summarize our exposure to Alt-A residential mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of March 31, 2013 and December 31, 2012:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
2013
	1	40.0%	AAA	0.2%	2007	32.2%
	2	13.7%	AA	0.4%	2006	19.5%
	3	23.9%	A	0.8%	2005 and prior	48.3%
	4	17.8%	BBB	2.6%		100.0%
	5	3.6%	BB and below	96.0%
	6	1.0%		100.0%
		100.0%
2012
	1	36.3%	AAA	0.2%	2007	31.4%
	2	10.9%	AA	0.8%	2006	19.4%
	3	15.7%	A	0.6%	2005 and prior	49.2%
	4	30.4%	BBB	2.6%		100.0%
	5	5.7%	BB and below	95.8%
	6	1.0%		100.0%
		100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has slowed and some recent months have posted month over month declines in delinquencies. In addition, other performance metrics like vacancies, property values and rent levels have shown improvements, although these metrics can differ widely by dimensions such as geographic location and property type.  The primary market for CMBS has continued its recovery from the credit crisis with higher total new issuances in 2012, the fourth straight year of higher new issuances. This positive momentum continued into 2013, with total new issuance volume in Q1 the highest quarterly total since 2007. Higher primary issuance resulted in increased credit availability within the commercial real estate market.

For consumer Other ABS, delinquency and loss rates have exhibited general stability after the credit crisis and done so at levels considered historically low. Relative strength in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.

As of March 31, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to CMBS aggregated to $1.7 billion, $1.6 billion and $2.2, respectively. As of December 31, 2012, the fair value, amortized cost and gross unrealized losses related to our exposure to CMBS aggregated to $1.8 billion, $1.6 billion and $3.0, respectively.

The following tables summarize our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of March 31, 2013 and December 31, 2012:

	% of Total CMBS
	NAIC Designation		ARO Ratings		Vintage
2013
	1	97.5%	AAA	46.8%	2008	0.6%
	2	1.8%	AA	23.3%	2007	29.0%
	3	0.4%	A	10.2%	2006	35.4%
	4	0.3%	BBB	6.7%	2005 and prior	35.0%
	5	—%	BB and below	13.0%		100.0%
	6	—%		100.0%
		100.0%
2012
	1	97.5%	AAA	47.6%	2008	0.6%
	2	1.8%	AA	25.4%	2007	28.8%
	3	0.4%	A	10.1%	2006	35.3%
	4	0.3%	BBB	7.3%	2005 and prior	35.3%
	5	—%	BB and below	9.6%		100.0%
	6	—%		100.0%
		100.0%

As of March 31, 2013, the fair value and amortized cost related to our exposure to Other ABS, excluding subprime exposure, aggregated to $466.2 and $450.9, respectively. As of March 31, 2013 and December 31, 2012 there were no gross unrealized losses related to Other ABS, excluding subprime exposure. As of December 31, 2012, the fair value and amortized cost related to our exposure to Other ABS, excluding subprime exposure, aggregated to $491.9 and $476.1, respectively.

As of March 31, 2013, the Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations ("CLO") and automobile receivables, comprising 28.2%, 11.2% and 37.3%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2012, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated CLO and automobile receivables, comprising 29.2%, 11.2% and 36.6%, respectively, of total Other ABS, excluding subprime exposure.

The following tables summarize our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of March 31, 2013 and December 31, 2012:

	% of Total Other ABS
	NAIC Designation		ARO Ratings		Vintage
2013
	1	98.4%	AAA	93.6%	2013	—%
	2	0.7%	AA	2.0%	2012	17.0%
	3	—%	A	2.8%	2011	18.0%
	4	—%	BBB	0.7%	2010	4.4%
	5	—%	BB and below	0.9%	2009	6.3%
	6	0.9%		100.0%	2008	3.2%
		100.0%			2007 and prior	51.1%
						100.0%

2012
	1	97.0%	AAA	92.5%	2012	18.0%
	2	2.2%	AA	1.0%	2011	17.1%
	3	—%	A	3.5%	2010	4.6%
	4	—%	BBB	2.2%	2009	6.0%
	5	—%	BB and below	0.8%	2008	3.1%
	6	0.8%		100.0%	2007	14.7%
		100.0%			2006 and prior	36.5%
						100.0%

Troubled Debt Restructuring

We seek to invest in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. We consider the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of March 31, 2013 and December 31, 2012, we did not have any troubled debt restructuring.

As of ended March 31, 2013 and December 31, 2012, we did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

Mortgage Loans on Real Estate

Our mortgage loans on real estate are all commercial mortgage loans held for investment, which totaled $2.9 billion and $2.8 billion as of March 31, 2013 and December 31, 2012, respectively. The carrying value of these loans is reported at amortized cost, less impairment write-downs and allowance for losses.

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

The following table presents our investment in commercial mortgage loans as of March 31, 2013 and December 31, 2012:

	2013	2012
Commercial mortgage loans	$2,868.5	$2,836.2
Collective valuation allowance	(1.2)	(1.2)
Total net commercial mortgage loans	$2,867.3	$2,835.0

There were no impairments taken on the mortgage loan portfolio for the three months ended March 31, 2013 and 2012.

The following table presents the activity in the allowance for losses for all commercial mortgage loans for the three months ended March 31, 2013 and the year ended December 31, 2012:

	2013	2012
Collective valuation allowance for losses, beginning of period	$1.2	$1.5
Addition to / (decrease of) allowance for losses	—	(0.3)
Collective valuation allowance for losses, end of period	$1.2	$1.2

Our policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

Loan-to-value ("LTV") and debt service coverage ("DSC") ratios are measures commonly used to assess the risk and quality of commercial mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property's net income (loss) to its debt service payments. A DSC ratio of less than 1.0 indicates that property's operations do not generate sufficient income to cover debt payments. These ratios are utilized as part of the review process described above. The LTV and DSC ratios as of March 31, 2013 and December 31, 2012 are as presented below:

	2013(1)	2012(1)
Loan-to-Value Ratio:
0% - 50%	$592.0	$658.9
50% - 60%	838.6	848.0
60% - 70%	1,300.8	1,169.4
70% - 80%	127.0	149.4
80% and above	10.1	10.5
Total Commercial mortgage loans	$2,868.5	$2,836.2
(1) Balances do not include allowance for mortgage loan credit losses.

68

	2013(1)	2012(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$1,990.5	$1,970.9
1.25x - 1.5x	480.9	464.8
1.0x - 1.25x	268.9	259.2
Less than 1.0x	128.2	141.3
Total Commercial mortgage loans	$2,868.5	$2,836.2
(1) Balances do not include allowance for mortgage loan credit losses.

Other-Than-Temporary Impairments

We evaluate available-for-sale fixed maturities and equity securities for impairment on a regular basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value.

The following table presents our credit-related and intent-related impairments included in the Condensed Statements of Operations, excluding impairments included in Accumulated other comprehensive income (loss), by type for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013			2012
	Impairment		No. of Securities	Impairment	No. of Securities
Foreign(1)	$—		—	$0.4	2
Residential mortgage-backed	1.2		31	1.5	31
Commercial mortgage-backed	—	*	1	1.7	1
Other asset-backed	—		—	0.2	2
Total	$1.2		32	$3.8	36
(1) Primarily U.S. dollar denominated.
* Less than $0.1.

The above table includes $1.2 and $1.6 of write-downs related to credit impairments for the three months ended March 31, 2013 and 2012, respectively, in Other-than-temporary impairment losses, which are recognized in the Condensed Statements of Operations. The remaining immaterial amount in write-downs for the three months ended March 31, 2013 are related to intent impairments. The remaining $2.2 in write-downs for the three months ended March 31, 2012 are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013			2012
	Impairment		No. of Securities	Impairment	No. of Securities
Foreign(1)	$—		—	$0.4	2
Commercial mortgage-backed	—	*	1	1.7	1
Other asset-backed	—		—	0.1	1
Total	$—	*	1	$2.2	4
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

The fair value of fixed maturities with OTTI as of March 31, 2013 and December 31, 2012 was $2.1 billion and $2.2 billion, respectively.

During the three months ended March 31, 2013, the primary source of credit-related OTTI was write-downs recorded in the RMBS sector on securities collateralized by Alt-A residential mortgage-backed securities.

Net Investment Income

Net investment income was as presented below for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Fixed maturities	$263.6	$300.1
Equity securities, available-for-sale	0.7	0.8
Mortgage loans on real estate	39.2	42.0
Policy loans	1.6	1.3
Short-term investments and cash equivalents	—	0.3
Other	10.1	14.8
Gross investment income	315.2	359.3
Less: Investment expenses	12.5	13.3
Net investment income	$302.7	$346.0

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

Net realized capital gains (losses) were as presented below for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Fixed maturities, available-for-sale, including securities pledged	$5.9	$63.5
Fixed maturities, at fair value option	(21.7)	(23.3)
Equity securities, available-for-sale	0.2	—
Derivatives	(1,068.4)	(1,621.4)
Embedded derivative - fixed maturities	(5.3)	(3.4)
Embedded derivative - product guarantees	312.2	272.3
Other investments	(0.1)	(1.4)
Net realized capital gains (losses)	$(777.2)	$(1,313.7)

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

The financial turmoil in Europe continues to be a threat to global capital markets and remains a challenge to global financial stability. Additionally, the possibility of capital market volatility spreading through a highly integrated and interdependent banking system remains elevated. Furthermore, it is our view that the risk among European sovereigns and financial institutions warrants specific scrutiny, in addition to our customary surveillance and risk monitoring, given how highly correlated these sectors of the region have become.

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

As of March 31, 2013, we had $287.5 of exposure to peripheral Europe, which consists of a broadly diversified portfolio of credit-related investments solely in the industrial and utility sectors. We had no fixed maturity and equity securities exposure to peripheral European sovereigns or financial institutions based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Italy of $59.4, Ireland of $123.9 and Spain of $104.2. We had no exposure to Greece or Portugal. As of March 31, 2013, there was $0.7 derivative assets exposure to financial institutions in peripheral Europe. For purposes of calculating the derivative assets exposure, we had aggregated exposure to single name and portfolio product CDS, as well as all non-CDS derivative exposure for which we either had counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $2.4 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of March 31, 2013, our sovereign exposure was $99.0, which consists of fixed maturities. We also had $275.4 in net exposure to non-peripheral financial institutions with a concentration in the United Kingdom of $78.6, France of $56.4 and Switzerland of $38.9. The balance of $2.0 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration to the United Kingdom of $784.7 and the Netherlands of $384.3, we had significant non-peripheral European total country exposures to Switzerland of $201.6, Germany of $234.9 and France of $256.3. We place additional scrutiny on our financial exposure in the United Kingdom, France and Switzerland given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, should the European crisis worsen or fail to be resolved.

The following table represents our European exposures at fair value and amortized cost as of March 31, 2013.

	Fixed Maturity and Equity Securities					Derivative Assets					Net Non-U.S. Funded at March 31, 2013 (1)
	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)	Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin & Collateral	Total, (Fair Value)
Ireland	$—	$—	$123.2	$123.2	$113.2	$—	$0.7	$—	$—	$0.7	$123.9
Italy	—	—	59.4	59.4	54.9	—	—	—	—	—	59.4
Spain	—	—	104.2	104.2	97.5	—	—	—	—	—	104.2
Total Peripheral Europe	—	—	286.8	286.8	265.6	—	0.7	—	—	0.7	287.5

France	—	44.1	199.9	244.0	221.7	—	232.6	—	220.3	12.3	256.3
Germany	—	7.7	219.5	227.2	210.4	—	23.4	—	15.7	7.7	234.9
Norway	—	0.5	118.1	118.6	106.7	—	—	—	—	—	118.6
Netherlands	—	80.6	303.7	384.3	343.7	—	—	—	—	—	384.3
Switzerland	—	22.6	162.7	185.3	168.3	—	68.6	—	52.3	16.3	201.6
United Kingdom	—	78.6	706.1	784.7	720.9	—	35.7	—	35.7	—	784.7
Other non-peripheral(2)	99.0	5.0	286.0	390.0	355.0	—	—	—	—	—	390.0
Total Non-Peripheral Europe	99.0	239.1	1,996.0	2,334.1	2,126.7	—	360.3	—	324.0	36.3	2,370.4
Total	$99.0	$239.1	$2,282.8	$2,620.9	$2,392.3	$—	$361.0	$—	$324.0	$37.0	$2,657.9
(1) Represents: (i) Fixed maturity and equity securities at fair value; and (ii) Derivative assets at fair value.
(2) Other non-peripheral countries include: Austria, Belgium, Bulgaria, Croatia, Denmark, Finland, Hungary, Iceland, Kazakhstan, Latvia, Lithuania, Luxembourg, Russian Federation, Slovakia, Slovenia, Sweden and Turkey.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows to meet the cash requirements of operating, investing and financing activities.

Liquidity Management

Our principal available sources of liquidity are annuity product charges, GIC, funding agreements and fixed annuity deposits, investment income, proceeds from the maturity and sale of investments, proceeds from debt issuance and borrowing facilities, repurchase agreements, securities lending, reinsurance and capital contributions.  Primary uses of these funds are payments of commissions and operating expenses, interest and premium credits, payments under guaranteed death and living benefits, investment purchases, repayment of debt and contract maturities, withdrawals and surrenders and payment of dividends.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business.  We maintain the following agreements:

•
A reciprocal loan agreement with ING U.S., Inc. an affiliate, whereby either party can borrow from the other up to 3.0% of our statutory net admitted assets, excluding Separate Accounts, as of the prior December 31. As of March 31, 2013 and December 31, 2012, we did not have any outstanding receivable from ING U.S., Inc. under the reciprocal loan agreement. We and ING U.S., Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above.

•
We hold approximately 49.4% of our assets in marketable securities.  These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and CMO and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into reverse repurchase, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral.  Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to reverse repurchase, dollar roll programs and securities lending.  At the time a temporary cash need arises, the actual percentage of admitted assets available for reverse repurchase transactions will depend upon outstanding allocations to the three programs. As of March 31, 2013, we had securities lending obligations of $205.0, which represents approximately 0.3% of our general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the three months ended March 31, 2013 and 2012, we did not receive any capital contributions from our Parent.

During the three months ended March 31, 2013 and 2012, we did not pay a dividend or return of capital distribution on our common stock to our Parent.

On March 28, 2013, the Iowa Insurance Division (the "Division") approved an extraordinary distribution of $230.0 from the Company to Lion, contingent upon the consummation of the IPO of ING U.S., Inc. and the use of such funds for ING U.S. operations. We paid the extraordinary dividend to Lion on May 8, 2013.

On May 8, 2013, we reset on a one-time basis our negative unassigned funds account as of December 31, 2012 (as reported in our 2012 statutory annual statement) to zero (with an offsetting reduction in gross paid-in capital and contributed surplus). The reset was made pursuant to a permitted practice in accordance with statutory accounting practices granted by the Division. This permitted practice has no impact on our total capital and surplus and will be reflected in our second quarter statutory financial statements.

Reinsurance Agreements

Reinsurance Ceded

Guaranteed Living Benefit — Coinsurance and Coinsurance Funds Withheld

Effective June 30, 2008, we entered into an automatic reinsurance agreement with an affiliate, SLDI, covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts issued by us on or after January 1, 2000.

Also effective June 30, 2008, we entered into a services agreement with SLDI, under which we provide certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement. For the three months ended March 31, 2013 and 2012, revenue related to the agreement was $3.1.

Effective July 1, 2009, the reinsurance agreement was amended and restated to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to us and we deposited these assets into a funds withheld trust account.  As of March 31, 2013, the assets on deposit in the trust account were $2.8 billion.  We also established a corresponding funds withheld liability to SLDI, which is included in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets. Funds held under reinsurance treaties with affiliates had a balance of $2.6 billion and $3.6 billion, at March 31, 2013 and December 31, 2012, respectively. In addition, as of March 31, 2013 and December 31, 2012, we had an embedded derivative with a value of $188.8 and $293.6, respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets.

Also effective July 1, 2009, we and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account. SLDI has retained its affiliate, ING Investment Management LLC, as subadviser for the funds withheld account.

Effective October 1, 2011, we and SLDI entered into an amended and restated automatic reinsurance agreement in order to provide more flexibility to us and SLDI with respect to the collateralization of the reserves related to the variable annuity guaranteed living benefits reinsured under the agreement. As of March 31, 2013 and December 31, 2012, reserves ceded by us under this agreement were $2.0 billion and $2.1 billion, respectively.  In addition, a deferred loss in the amount of $339.3 and $343.9 as of March 31, 2013 and December 31, 2012, respectively, is included in Other assets on the Condensed Balance Sheets and is amortized over the period of benefit.

On May 8, 2013, following the ING U.S., Inc. IPO, ING U.S., Inc. made a cash capital contribution in the amount of $1.782 billion into SLDI, which SLDI deposited into the funds withheld trust account established to provide collateral for the variable annuity guaranteed living benefit riders ceded to SLDI under the amended and restated automatic reinsurance agreement. Upon deposit of such contributed capital into the funds withheld trust, we submitted $1.5 billion of contingent capital letters of credit issued under the facility which have been canceled.

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
(3) Moody’s financial strength ratings are opinions of the ability of insurance companies to repay punctually senior policyholder claims and obligations. Moody's appends numerical modifiers 1, 2 and 3 to each generic rating classification from Aa through Caa. The modifier 1 indicates that the obligation ranks in the higher end of its generic rating category; the modifier 2 indicates a mid-range ranking; and the modifier 3 indicates a ranking in the lower end of that generic rating category. Moody’s short-term credit ratings are opinions of the ability of issuers to honor short-term financial obligations.
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

Our ratings by A.M. Best Company, Inc. ("A.M. Best"), Fitch, Moody's and S&P reflect a broader view of how the financial services industry is being challenged by the current economic environment, but also are based on the rating agencies' specific views of our financial strength. In making their ratings decisions, the agencies consider past and expected future capital and earnings, asset quality and risk, profitability and risk of existing liabilities and current products, market share and product distribution capabilities and direct or implied support from parent companies.

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

Ratings actions affirmation and outlook changes by Fitch, Moody's and S&P from January 1, 2013 through May 14, 2013 are as follows:

•	On May 6, 2013, following the announcement by ING U.S., Inc. that it completed the recent IPO, Moody's commented that the completion of the IPO is credit positive for ING U.S., Inc.

•	On May 2, 2013, S&P said that ING U.S., Inc.'s announcement that it priced its IPO will not affect the ratings or outlook on ING U.S., Inc. or any of its rated insurance subsidiaries, including us.

•
On January 7, 2013, Fitch affirmed the A- insurer financial strength ratings of ING U.S., Inc.'s operating subsidiaries, including us. Furthermore, Fitch removed all ratings from Ratings Watch Evolving and assigned a stable outlook to the ratings.

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

As of March 31, 2013 and December 31, 2012, the guaranteed value of these death benefits in excess of account values was estimated to be as follows:

(in billions)
2013
Net amount at risk, before reinsurance	$6.6
Net amount at risk, net of reinsurance	6.0
2012
Net amount at risk, before reinsurance	$7.6
Net amount at risk, net of reinsurance	6.9

The decrease in the guaranteed value of these death benefits was primarily driven by favorable equity market performance during 2013.

The additional liabilities recognized related to GMDB's, as of March 31, 2013 and December 31, 2012, were as follows:

2013
Separate account liability	$41,050.9
Additional liability balance	437.9
2012
Separate account liability	$39,799.1
Additional liability balance	488.0

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

•
Guaranteed Minimum Withdrawal Benefit ("GMWB") and Guaranteed Minimum Withdrawal Benefit for Life ("GMWBL") - Guarantees an annual withdrawal amount for a specified period of time (GMWB) or life (GMWBL) that is calculated as a percentage of the benefit base that equals premium at the time of contract issue and may increase over time, based on a number of factors, including a rollup percentage (7%, 6% or 0%, depending on versions of the benefit) and ratchet frequency (primarily annual or quarterly, depending on versions). The percentage used to determine the guaranteed annual withdrawal amount may vary by age at first withdrawal and depends on versions of the benefit. A joint life-time withdrawal benefit option was available to include coverage for spouses.  Most versions of the withdrawal benefit included reset and/or step-up features that may increase the guaranteed withdrawal amount in certain conditions. Earlier versions of the withdrawal benefit guarantee that annual withdrawals of up to 7.0% of eligible premiums may be made until eligible premiums previously paid by the contract owner are returned, regardless of account value performance.  Asset allocation requirements apply at all times where withdrawals are guaranteed for life.

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

The following guaranteed living benefits information is as of March 31, 2013 and December 31, 2012:

	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
	2013
Net amount at risk, before reinsurance	$28.9	$4,277.2
Net amount at risk, net of reinsurance	28.9	—
	2012
Net amount at risk, before reinsurance	$38.4	$5,219.1
Net amount at risk, net of reinsurance	38.4	—

The net amount at risk for the reinsured living benefits is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contract holder over the current account value. The methodology used to calculate the net amount at risk partially reflects the current interest rate environment and also includes a provision for the expected mortality of the clients covered by these living benefits. The decrease in the net amount at risk of these living benefits from $5.2 billion to$4.3 billion was primarily driven by favorable market performance during 2013.

The net amount at risk for the non-reinsured living benefits is equal to the guaranteed value of these benefits in excess of the account values, which is reflected in the table above.

The separate account liabilities subject to the requirements for additional reserve liabilities under ASC Topic 944 for minimum guaranteed benefits and the additional liabilities recognized related to minimum guarantees, by type, as of March 31, 2013 and December 31, 2012 were as follows:

	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
	2013
Separate account liability	$964.9	$30,767.4
Additional liability balance, net of reinsurance	57.9	1,140.6
	2012
Separate account liability	$954.1	$29,753.4
Additional liability balance, net of reinsurance	76.0	1,511.8

As of March 31, 2013 and December 31, 2012, the above additional liabilities for non-reinsured living benefits recorded by us, net of reinsurance, represent the estimated net present value of our future obligations for these benefits. The above additional liabilities for reinsured living benefits recorded by us, net of reinsurance, represent the present value of future claims less the present value of future attributed fees (GMWBLs) or the benefits ratio approach (GMIBs), less the reinsurance ceded reserve calculated under Accounting Standards Codification Topic 944. The additional liability for GMIBs was zero. The entire decrease in the additional liability balance for reinsured living benefits corresponds to the GMWBL liability which decreased mainly due to favorable market performance and increasing interest rates during the quarter.

Variable Annuity Guarantee Hedging Program

We primarily mitigate variable annuity market risk exposures through hedging, including hedging for the risks retained by us as well as hedging on behalf of SLDI under the combined coinsurance and coinsurance funds withheld agreement. Market risk arises primarily from the minimum guarantees within the variable annuity products, whose economic costs are primarily dependent on future equity market returns, interest rate levels, equity volatility levels and policyholder behavior. The variable annuity hedging program is used to mitigate our exposure to equity market and interest rate changes and seeks to ensure that the required assets are available to satisfy future death benefit and living benefit obligations. While the variable annuity guarantee hedge program does not explicitly hedge statutory or U.S. GAAP reserves, as markets move up or down, in aggregate the returns generated by the variable annuity hedge program will significantly offset the statutory and U.S. GAAP reserve changes due to market movements.

The objective of the guarantee hedging program is to offset changes in equity market returns for most minimum guaranteed death benefits and all guaranteed living benefits, while also providing interest rate protection for certain minimum guaranteed living benefits. We hedge the equity market exposure using a hedge target set using market consistent valuation techniques for all guaranteed living benefits and most death benefits. We also hedge the interest rate risk in our GMWB/GMAB/GMWBL blocks using a market consistent valuation hedge target. We do not hedge interest rate risks for our GMIB or GMDB primarily because doing so would result in volatility in our regulatory capital that exceeds our tolerances and, secondarily, because doing so would produce additional volatility in US GAAP financial statements.

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

Variable Annuity Capital Hedge Overlay Program

Variable annuity guaranteed benefits are hedged based on their economic or fair value; however, the statutory reserves are not based on a market value. When equity markets decrease, the statutory reserve and rating agency required assets for the variable annuity guaranteed benefits can increase more quickly than the value of the derivatives held under the guarantee hedging program. This causes regulatory reserves to increase and rating agency capital to decrease. To protect the residual risk to regulatory reserves and rating agency capital in a decreasing equity market, we implemented the use of a static capital hedge in 2008. In 2010, we shifted to the dynamic Capital Hedge Overlay ("CHO") program. The current CHO strategy is intended to actively mitigate equity risk to the regulatory reserves and rating agency capital of ING U.S., Inc. The hedge is executed through the purchase and sale of equity index futures and is designed to limit the uncovered reserve increase in an immediate down equity market scenario to an amount we believe prudent for ING U.S., Inc. This amount will change over time with market movements, changes in regulatory and rating agency capital and management actions.

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

We enter into interest rate, equity market, credit default and currency contracts, including swaps, futures, forwards, caps, floors and options, to reduce and manage risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool. We also utilize options and futures on equity indices to reduce and manage risks associated with our annuity products. Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Balance Sheets at fair value. Changes in the fair value of derivatives are recorded in Net realized capital gains (losses) in the Condensed Statements of Operations.

If our current debt and claims paying ratings were downgraded in the future, certain terms in our derivative agreements may be triggered, which could negatively impact overall liquidity. For the majority of our counterparties, there is a termination event should our long-term debt ratings drop below BBB+/Baal.

We also have investments in certain fixed maturities and have issued certain annuity products, that contain embedded derivatives whose fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads. Embedded derivatives within fixed maturities are included with the host contract on the Condensed Balance Sheets and changes in fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Condensed Statements of Operations. Embedded derivatives within certain annuity products are included in Future policy benefits and contract owner account balances on the Condensed Balance Sheets and changes in the fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Condensed Statements of Operations.

In addition, we have entered into two coinsurance with funds withheld arrangements that each contain an embedded derivative, the fair value which is based on the change in the fair value of the underlying assets held in trust. The embedded derivative within the coinsurance funds withheld arrangement is included in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets and changes in the fair value are recorded in Interest credited and other benefits to contract owners in the Condensed Statements of Operations.

Deposits and Reinsurance Recoverable

We utilize reinsurance agreements to reduce our exposure to large losses in most aspects of our insurance business. Such reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge our primary liability as direct insurer of the risks reinsured. We evaluate the financial strength of potential reinsurers and continually monitor the financial condition of reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on our Condensed Balance Sheets.

Income Taxes

Income tax obligations include the allowance on uncertain tax benefits related to IRS tax audits and state tax exams that have not been completed.  The timing of the payment of the remaining allowance of $2.7 cannot be reliably estimated.

Recent Initiatives

In October 2009, ING Group submitted a restructuring plan (the “2009 Restructuring Plan”) to the European Commission (“EC”) in order to receive approval for state aid granted to ING Group by the Kingdom of The Netherlands (the “Dutch State”) in November 2008 and March 2009. To receive approval for this state aid, ING Group was required to divest its insurance and investment management businesses, including ING U.S., Inc. and its subsidiaries, including us. On November 19, 2012, ING Group and the EC announced that the EC approved amendments to the 2009 Restructuring Plan (the “2012 Amended Restructuring Plan”).

The 2012 Amended Restructuring Plan requires ING Group to divest at least 25% of ING U.S., Inc. and its subsidiaries, including us by December 31, 2013, more than 50% of ING U.S., Inc. and its subsidiaries, including us by December 31, 2014 and 100% of ING U.S., Inc. and its subsidiaries, including us by December 31, 2016. The divestment of 50% of ING U.S., Inc. is measured in terms of a divestment of over 50% of the shares of ING U.S., Inc., the loss of ING Group's majority of directors on ING U.S., Inc.'s board of directors and the accounting deconsolidation of ING U.S., Inc. and its subsidiaries, including us (in line with IFRS accounting rules). In case ING Group does not satisfy its commitment to divest ING U.S., Inc. and its subsidiaries, including us as agreed with the EC, the Dutch State will renotify the recapitalization measure to the EC. In such a case, the EC may require additional restructuring measures or take enforcement actions against ING Group, or, at the request of ING Group and the Dutch State, could allow ING Group more time to complete the divestment. The 2012 Amended Restructuring Plan also contains provisions that could limit our business activities. For additional information on the separation from ING Group and the 2012 Amended Restructuring Plan, see "Risk Factors - Risks Related to Our Separation from and Continuing Relationship with, ING Group" in our 2012 Annual Report on Form 10-K.

In May 2013, ING U.S., Inc. completed the IPO of its common stock. See Business, Basis of Presentation and Significant Accounting Policies Note to the Condensed Financial Statements included in Part I, Item 1, herein. ING anticipates divesting the balance of its ownership interest over time, consistent with the divestiture deadlines set out in the 2012 Amended Restructuring Plan approved by the EC.

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, refer to the Business, Basis of Presentation and Significant Accounting Policies Note in our Condensed Financial Statements, included in Part I, Item 1., herein.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

See the Commitments and Contingencies Note to the Condensed Financial Statements included in Part I, Item 1.

Item 1A.    Risk Factors

The following should be read in conjunction with and supplements and amends the risk factors that may affect our business or operations described under "Risk Factors" in Part I, Item 1A. of the 2012 Annual Report on Form 10-K.

Changes in U.S. federal income tax law and interpretations of existing tax law could affect our profitability and financial condition by making some products less attractive to customers and increasing our tax costs or tax costs of our customers.

Annuity products that we sell currently benefit from one or more forms of tax favored status under current federal tax law. However, it is likely that looming federal deficits will generate numerous revenue raising measures, including those directed at the life insurance industry and its products. Such measures could include federal tax changes that reduce the amount an individual can contribute on a pre-tax basis to a tax-deferred product (either directly by reducing current limits or indirectly by changing the tax treatment of such contributions from exclusions to deductions) or that limit an individual's aggregate amount of tax-deferred savings, which could make our retirement products less attractive to customers. Over the years, the life insurance industry has contended with proposals either to limit, or repeal, the continued tax deferral afforded to the “inside build-up” associated with life insurance and annuity products. While countering any such revenue proposal is a top industry priority, if such a proposal should be made, we cannot predict its scope, effect or likelihood of outcome.

One such recent measure is the American Taxpayer Relief Act of 2012 which was passed to avert the “fiscal cliff” and made permanent the marginal income tax rates for individuals, as well as the estate tax threshold and applicable rate. Although we do not consider it likely that Congress will revisit these rates in the short term, it is likely to pursue spending cuts (which may take the form of reducing or eliminating tax preferences associated with our industry and products) to offset mandatory spending cuts, as part of any negotiations to raise the federal borrowing limit and as part of funding the federal government when the current continuing resolution expires. Congress may also consider the same types of spending cuts and revenue raising options on an even larger scale later in 2013 or 2014 if it pursues comprehensive tax reform premised on the notion of reducing corporate and personal rates by reducing tax preferences. We also believe that states that stand to lose tax revenue of their own will exert pressure on the federal government not to enact additional measures as part of comprehensive tax reform that would negatively impact them further. Such a situation may result in even more pressure on raising revenue from tax preferences associated with our Company and products.

Additionally, we are subject to federal corporation income tax and benefits from certain federal tax provisions, including but not limited to, dividends received deductions, various tax credits and insurance reserve deductions. Due in large part to the financial crisis, there continues to be an increased risk that changes to federal tax law could be enacted and could result in materially higher corporate taxes than would be incurred under existing tax law and adversely impact profitability. Also, interpretation and enforcement of existing tax law could change and could be applied to us as part of an Internal Revenue Service (“IRS”) examination and adversely impact our capital position. Although the specific form of any such potential legislation is uncertain, it could include lessening or eliminating some or all of the tax advantages currently benefiting us or our policyholders, including but not limited to, those mentioned above or imposing new costs.

Item 5.    Other Information

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which was signed into law on August 10, 2012, added a new subsection (r) to Section 13 of the Exchange Act, which requires us to disclose whether the Company or any of its affiliates, including ING Group or its affiliates has engaged during the quarterly period ended March 31, 2013 in certain Iran-related activities, including any transaction or dealing with the Government of Iran that is not conducted pursuant to a specific authorization of the U.S. government.

ING U.S., Inc. and its subsidiaries, including the Company have not knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarterly period ended March 31, 2013. The disclosure below relates solely to a limited legacy portfolio of guarantees, accounts and loans maintained by ING Bank and does not relate to any activities conducted by ING U.S., Inc. or its subsidiaries, including the Company, or involve the management of ING U.S., Inc. or its subsidiaries, including the Company.

ING Bank maintains a limited legacy portfolio of guarantees, accounts and loans that involve various entities owned by the Government of Iran. These positions remain on the books, but accounts related thereto are 'frozen' under applicable laws and procedures. Any interest or other payments ING Bank is legally required to make in connection with said positions are made into 'frozen' accounts. Funds can only be withdrawn by relevant Iranian parties from these 'frozen' accounts after due regulatory consent from the relevant competent authorities. ING Bank has strict controls in place to ensure that no unauthorized account activity takes place while the account is 'frozen'. ING Bank may receive loan repayments, but all legacy loan repayments received by ING Bank have been duly authorized by relevant competent authorities. For the three months ended March 31, 2013, ING Bank had gross revenues of approximately $88.2 thousand, which was principally related to legacy loan repayment and ING Bank estimates that it had net profit of approximately $86.1 thousand. ING Bank intends to terminate each of the legacy positions as the nature thereof and applicable law permits.

Item 6.    Exhibits

See Exhibit Index on pages 84 - 85 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2013	ING USA Annuity and Life Insurance Company
(Date)	(Registrant)

	By: /s/	Christina K. Hack
Christina K. Hack Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

ING USA ANNUITY AND LIFE INSURANCE COMPANY (the "Company")

Exhibit Index
Exhibit Number	Description of Exhibit
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

10.1+	Federal Tax Sharing Agreement, effective January 1, 2013, between ING U.S., Inc. and each of its undersigned Subsidiaries, including ING USA Annuity and Life Insurance Company.
10.2+
First Amendment to Lease Agreement, dated as of October 2, 2000, between The Graham Group, Inc. and Equitable Life Insurance Company of Iowa, as subsumed by ING USA Annuity and Life Insurance Company pursuant to the January 1, 2004 merger.

10.3+
Second Amendment to Lease Agreement, dated as of February 4, 2002, between The Graham Group, Inc. and Equitable Life Insurance Company of Iowa, as subsumed by ING USA Annuity and Life Insurance Company pursuant to the January 1, 2004 merger.

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

[1]
Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) Condensed Statements of Operations for the three months ended March 31, 2013 and 2012; (iii) Condensed Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iv) Condensed Statements of Changes in Shareholder's Equity for the three months ended March 31, 2013 and 2012; (v) Condensed Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (vi) Notes to the Condensed Financial Statements.

Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of ING USA Annuity and Life Insurance Company.

+ Filed herewith.

