Form 10-Q
period 2013-06-30
ING USA ANNUITY & LIFE INSURANCE CO
filed 2013-08-12
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 par value, as of August 8, 2013, are authorized, issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE:  WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Form 10-Q for the period ended June 30, 2013

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management’s Narrative Analysis of the Results of Operations and Financial Condition," contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and products of ING USA Annuity and Life Insurance Company ("the Company"), as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Factors that could cause such differences include, but are not limited to, those discussed in Part I., Item 2. "Management's Narrative Analysis of the Results of Operations and Financial Condition," and Part II., Item 1A. "Risk Factors" of this Form 10-Q as well as those discussed in Part I., Item 1A. "Risk Factors" and Part II., Item 7. "Management's Narrative Analysis of the Results of Operations and Financial Condition" of the Company’s 2012 Annual Report on Form 10-K.

The risks included here are not exhaustive. The Company's current reports on Form 8-K and other documents filed with the SEC include additional factors that could affect our businesses and financial performance. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

PART I.    FINANCIAL INFORMATION (UNAUDITED)

Item 1.    Financial Statements

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Balance Sheets
June 30, 2013 (Unaudited) and December 31, 2012
(In millions, except share data)

	June 30, 2013	December 31, 2012
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $20,927.0 at 2013 and $18,560.6 at 2012)	$21,930.8	$20,586.6
Fixed maturities, at fair value using the fair value option	304.3	326.7
Equity securities, available-for-sale, at fair value (cost of $10.9 at 2013 and $26.4 at 2012)	14.7	29.8
Short-term investments	1,410.0	2,686.6
Mortgage loans on real estate, net of valuation allowance of $1.3 at 2013 and $1.2 at 2012	2,798.0	2,835.0
Policy loans	97.9	101.8
Limited partnerships/corporations	163.7	166.9
Derivatives	376.7	1,381.3
Other investments	80.9	80.7
Securities pledged (amortized cost of $758.8 at 2013 and $684.7 at 2012)	775.6	714.0
Total investments	27,952.6	28,909.4
Cash and cash equivalents	99.2	295.6
Short-term investments under securities loan agreement, including collateral delivered	91.3	138.9
Accrued investment income	223.4	208.7
Receivable for securities sold	185.5	7.5
Premium receivable	35.9	30.9
Deposits and reinsurance recoverable	3,620.3	4,014.7
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	3,329.0	3,738.2
Due from affiliates	30.6	37.0
Current income tax recoverable from Parent	50.4	—
Other assets	364.8	370.0
Assets held in separate accounts	39,865.9	39,799.1
Total assets	$75,848.9	$77,550.0

The accompanying notes are an integral part of these Condensed Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Balance Sheets
June 30, 2013 (Unaudited) and December 31, 2012
(In millions, except share data)

	June 30, 2013	December 31, 2012
Liabilities and Shareholder’s Equity
Future policy benefits and contract owner account balances	$26,106.0	$27,094.2
Payable for securities purchased	113.1	0.2
Payables under securities loan agreement, including collateral held	116.3	905.5
Long-term debt	435.0	435.0
Due to affiliates	107.1	64.1
Funds held under reinsurance treaties with affiliates	4,803.4	4,082.9
Derivatives	447.0	798.6
Current income tax payable to Parent	—	22.6
Deferred income taxes	34.9	32.9
Other liabilities	162.7	182.8
Liabilities related to separate accounts	39,865.9	39,799.1
Total liabilities	72,191.4	73,417.9

Shareholder’s equity:
Common stock (250,000 shares authorized, issued and outstanding; $10 per share value)	2.5	2.5
Additional paid-in capital	5,525.6	5,755.5
Accumulated other comprehensive income (loss)	500.3	634.2
Retained earnings (deficit)	(2,370.9)	(2,260.1)
Total shareholder’s equity	3,657.5	4,132.1
Total liabilities and shareholder’s equity	$75,848.9	$77,550.0

The accompanying notes are an integral part of these Condensed Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Statements of Operations
For the Three and Six Months Ended June 30, 2013 and 2012 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Net investment income	$305.4	$315.2	$608.1	$661.2
Fee income	208.3	205.1	409.1	413.0
Premiums	121.7	117.4	237.5	229.9
Net realized capital gains (losses):
Total other-than-temporary impairments	(3.1)	(4.7)	(4.3)	(8.6)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(0.7)	(2.6)	(0.7)	(2.7)
Net other-than-temporary impairments recognized in earnings	(2.4)	(2.1)	(3.6)	(5.9)
Other net realized capital gains (losses)	(377.4)	457.8	(1,153.4)	(852.1)
Total net realized capital gains (losses)	(379.8)	455.7	(1,157.0)	(858.0)
Other revenue	9.0	12.2	15.9	20.3
Total revenues	264.6	1,105.6	113.6	466.4
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	(451.7)	1,282.9	(1,060.1)	478.3
Operating expenses	116.2	114.3	225.7	225.7
Net amortization of deferred policy acquisition costs and value of business acquired	226.8	(81.2)	945.2	46.1
Interest expense	7.0	7.8	14.0	15.6
Other expense	5.6	5.3	11.3	16.5
Total benefits and expenses	(96.1)	1,329.1	136.1	782.2
Income (loss) before income taxes	360.7	(223.5)	(22.5)	(315.8)
Income tax expense (benefit)	134.9	(40.2)	88.3	(73.0)
Net income (loss)	$225.8	$(183.3)	$(110.8)	$(242.8)

The accompanying notes are an integral part of these Condensed Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2013 and 2012 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$225.8	$(183.3)	$(110.8)	$(242.8)
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	(346.4)	(59.0)	(217.3)	202.3
Other-than-temporary impairments	7.6	1.5	11.5	7.1
Pension and other postretirement benefits liability	(0.1)	(0.1)	(0.1)	(0.1)
Other comprehensive income (loss), before tax	(338.9)	(57.6)	(205.9)	209.3
Income tax expense (benefit) related to items of other comprehensive income (loss)	(199.7)	(1.7)	(72.0)	88.8
Other comprehensive income (loss), after tax	(139.2)	(55.9)	(133.9)	120.5
Comprehensive income (loss)	$86.6	$(239.2)	$(244.7)	$(122.3)

The accompanying notes are an integral part of these Condensed Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Statements of Changes in Shareholder’s Equity
For the Six Months Ended June 30, 2013 and 2012 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2013	$2.5	$5,755.5	$634.2	$(2,260.1)	$4,132.1
Comprehensive income (loss):
Net income (loss)	—	—	—	(110.8)	(110.8)
Other comprehensive income (loss), after tax	—	—	(133.9)	—	(133.9)
Total comprehensive income (loss)					(244.7)
Distribution of capital	—	(230.0)	—	—	(230.0)
Employee related benefits	—	0.1	—	—	0.1
Balance at June 30, 2013	$2.5	$5,525.6	$500.3	$(2,370.9)	$3,657.5

Balance at January 1, 2012	$2.5	$5,971.6	$245.1	$(2,083.1)	$4,136.1
Comprehensive income (loss):
Net income (loss)	—	—	—	(242.8)	(242.8)
Other comprehensive income (loss), after tax	—	—	120.5	—	120.5
Total comprehensive income (loss)					(122.3)
Distribution of capital	—	(250.0)	—	—	(250.0)
Employee related benefits	—	33.9	—	—	33.9
Balance at June 30, 2012	$2.5	$5,755.5	$365.6	$(2,325.9)	$3,797.7

The accompanying notes are an integral part of these Condensed Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2013 and 2012 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$3,263.0	$913.6
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	2,892.9	4,322.1
Equity securities, available-for-sale	0.7	1.9
Mortgage loans on real estate	386.3	227.8
Limited partnerships/corporations	12.6	70.1
Acquisition of:
Fixed maturities	(5,457.4)	(3,547.7)
Equity securities, available-for-sale	(0.5)	(2.6)
Mortgage loans on real estate	(349.4)	(124.3)
Limited partnerships/corporations	(3.4)	(18.2)
Derivatives, net	(1,078.6)	(471.6)
Short-term investments, net	1,276.5	(351.2)
Loan-Dutch State obligation, net	—	83.0
Policy loans, net	3.9	5.7
Collateral (delivered) received, net	(741.6)	394.2
Purchases of fixed assets, net	(0.9)	—
Net cash (used in) provided by investing activities	(3,058.9)	589.2
Cash Flows from Financing Activities:
Deposits received for investment contracts	3,258.7	3,483.9
Maturities and withdrawals from investment contracts	(3,792.9)	(5,014.4)
Block of deposits coinsured to affiliate	89.7	303.2
Reinsurance recoverable on investment contracts	274.0	(81.4)
Short-term loans to affiliates, net	—	216.7
Capital distribution to parent	(230.0)	(250.0)
Net cash used in financing activities	(400.5)	(1,342.0)
Net (decrease) increase in cash and cash equivalents	(196.4)	160.8
Cash and cash equivalents, beginning of period	295.6	121.2
Cash and cash equivalents, end of period	$99.2	$282.0

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

In 2009, ING Groep N.V. ("ING Group" or "ING") announced the anticipated separation of its global banking and insurance businesses, including the divestiture of ING U.S., Inc., which together with its subsidiaries, including the Company, constitutes ING's U.S.-based retirement, investment management and insurance operations. On April 11, 2013, ING U.S., Inc. announced plans to rebrand in the future as Voya Financial. On May 2, 2013, the common stock of ING U.S., Inc. began trading on the New York Stock Exchange under the symbol "VOYA." On May 7, 2013, ING U.S., Inc. completed the offering of 65,192,307 shares of its common stock, including the issuance and sale by ING U.S., Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. ("ING International"), an indirect wholly owned subsidiary of ING Group and previously the sole stockholder of ING U.S., Inc., of 34,423,077 shares of outstanding common stock of ING U.S., Inc. (collectively, the "IPO"). Immediately following the closing of the IPO on May 7, 2013, ING International owned 75% of the outstanding common stock of ING U.S., Inc.

On May 31, 2013, in connection with the option granted to the underwriters in the IPO to acquire up to an additional 9,778,846 shares of ING U.S., Inc. common stock from ING International, the underwriters exercised such option (ultimately acquiring an additional 9,778,696 shares) and ING International's ownership of ING U.S., Inc.'s common stock was reduced to 71%.

ING USA is a direct, wholly owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), which is a direct, wholly owned subsidiary of ING U.S., Inc. ING International owns approximately 71% of the common stock of ING U.S., Inc. ING International is a wholly owned subsidiary of ING Verzekeringen N.V. ("ING V"), which is a wholly owned subsidiary of ING Insurance Topholding N.V. ("ING Topholding"), which is a wholly owned subsidiary of ING Group, the ultimate parent company. ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING."

In August 2013, ING Group announced that ING International, ING V and ING Topholding will distribute shares of common stock of ING U.S., Inc. that are held directly by ING International as a dividend in kind to ING Group (effectively removing ING International, ING V and ING Topholding from the chain of intermediate ownership, and resulting in such shares being held directly by ING Group). Subject to receipt of regulatory approvals and/or notices of non-objection, as the case may be, this transaction is expected to be completed on September 30, 2013.

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

The accompanying Condensed Financial Statements reflect all adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2013, its results of operations, comprehensive income, changes in shareholder's equity and cash flows for the three and six months ended June 30, 2013 and 2012, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2012 Balance Sheet is from the audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission ("SEC"), which included all disclosures required by U.S. GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the Financial Statements of the Company included in the 2012 Annual Report on Form 10-K.

Adoption of New Pronouncements

Disclosures about Offsetting Assets and Liabilities
In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-11, "Balance Sheet (Accounting Standards Codification ("ASC") Topic 210): Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"), which requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.

In January 2013, the FASB issued ASU 2013-01, "Balance Sheet (ASC Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01"), which clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASU Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.

The provisions of ASU 2013-01 and ASU 2011-11 were adopted retrospectively by the Company on January 1, 2013. The adoption had no effect on the Company's financial condition, results of operations or cash flows, as the pronouncement only pertains to additional disclosure. The disclosures required by ASU 2011-11 and ASU 2013-01 are included in the Derivative Financial Instruments Note to these Condensed Financial Statements.

Disclosures about Amounts Reclassified out of Accumulated Other Comprehensive Income
In January 2013, the FASB issued ASU 2013-02, "Comprehensive Income (ASC Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income, in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.

The provisions of ASU 2013-02 were adopted by the Company on January 1, 2013. The adoption had no effect on the Company's financial condition, results of operations or cash flows, as the pronouncement only pertains to additional disclosure. The disclosures required by ASU 2013-02, including comparative period disclosures, are included in the Accumulated Other Comprehensive Income Note to these Condensed Financial Statements.

Future Adoption of Accounting Pronouncements

Joint and Several Liability Arrangements
In February 2013, the FASB issued ASU 2013-04, "Liabilities (ASC Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date" ("ASU 2013-04"), which

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

requires an entity to measure obligations resulting from joint and several liable arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount it expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation, as well as other information about those obligations.

The provisions of ASU 2013-04 are effective for years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied retrospectively for those obligations resulting from joint and several liability arrangements that exist at the beginning of an entity's year of adoption. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2013-04.

Derivatives and Hedging
In July 2013, the FASB issued ASU 2013-10, "Derivatives and Hedging (ASC Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes" ("ASU 2013-10"), which permits an entity to use the Fed Funds Effective Swap Rate ("OIS") to be used as a U.S. benchmark interest rate for hedge accounting purposes. In addition, the guidance removes the restriction on using different benchmark rates for similar hedges.

The provisions of ASU 2013-10 are effective for qualifying new or redesigned hedges entered into on or after July 17, 2013. The Company does not expect ASU 2013-10 to have an impact on its financial condition, results of operations or cash flows.

Income Taxes
In July 2013, the FASB issued ASU 2013-11, "Income Taxes (ASC Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which clarifies that:

•	An unrecognized tax benefit should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except,

•
An unrecognized tax benefit should be presented as a liability and not be combined with a deferred tax asset (i) to the extent a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or (ii) the tax law does not require the entity to use, or the entity does not intend to use, the deferred tax asset for such a purpose.

•
The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date.

The provisions of ASU 2013-11 are effective for years, and interim periods within those years, beginning after December 15, 2013, and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The Company does not expect ASU 2013-11 to have an impact on its financial condition, results of operations or cash flows, as the guidance is consistent with that currently applied.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of June 30, 2013:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$2,143.1	$49.7	$33.7	$—	$2,159.1	$—
U.S. Government agencies and authorities	65.9	1.0	0.4	—	66.5	—
State, municipalities and political subdivisions	50.0	3.8	0.7	—	53.1	—
U.S. corporate securities	10,305.7	577.3	137.2	—	10,745.8	6.2

Foreign securities(1):
Government	406.1	14.4	16.7	—	403.8	—
Other	4,633.5	274.5	37.8	—	4,870.2	—
Total foreign securities	5,039.6	288.9	54.5	—	5,274.0	—

Residential mortgage-backed securities:
Agency	1,785.5	112.1	20.7	25.8	1,902.7	—
Non-Agency	449.1	51.3	14.7	11.1	496.8	46.9
Total Residential mortgage-backed securities	2,234.6	163.4	35.4	36.9	2,399.5	46.9

Commercial mortgage-backed securities	1,490.3	158.8	1.9	—	1,647.2	—
Other asset-backed securities	660.9	23.7	16.3	(2.8)	665.5	0.6
Total fixed maturities, including securities pledged	21,990.1	1,266.6	280.1	34.1	23,010.7	53.7
Less: Securities pledged	758.8	20.1	3.3	—	775.6	—
Total fixed maturities	21,231.3	1,246.5	276.8	34.1	22,235.1	53.7
Equity securities	10.9	3.8	—	—	14.7	—
Total fixed maturities and equity securities investments	$21,242.2	$1,250.3	$276.8	$34.1	$22,249.8	$53.7
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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2013, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$804.9	$823.0
After one year through five years	5,798.6	6,022.7
After five years through ten years	7,151.4	7,315.8
After ten years	3,849.4	4,137.0
Mortgage-backed securities	3,724.9	4,046.7
Other asset-backed securities	660.9	665.5
Fixed maturities, including securities pledged	$21,990.1	$23,010.7

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of June 30, 2013 and December 31, 2012, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s Shareholder’s equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
June 30, 2013
Communications	$1,063.6	$85.8	$7.7	$1,141.7
Financial	1,727.5	130.5	20.5	1,837.5
Industrial and other companies	9,013.8	442.1	115.5	9,340.4
Utilities	2,693.5	169.2	25.4	2,837.3
Transportation	440.8	24.2	5.9	459.1
Total	$14,939.2	$851.8	$175.0	$15,616.0

December 31, 2012
Communications	$991.8	$138.8	$0.5	$1,130.1
Financial	1,669.5	179.0	17.6	1,830.9
Industrial and other companies	8,393.6	839.0	5.5	9,227.1
Utilities	2,573.6	310.8	9.9	2,874.5
Transportation	356.4	41.9	0.2	398.1
Total	$13,984.9	$1,509.5	$33.7	$15,460.7

The Company invests in various categories of Collateralized mortgage obligations ("CMOs"), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of June 30, 2013 and

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

December 31, 2012, approximately 27.1% and 32.9%, respectively, of the Company’s CMO holdings, such as interest-only or principal-only strips, were invested in those types of CMOs, which are subject to more prepayment and extension risk than traditional CMOs.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. As of June 30, 2013 and December 31, 2012, the Company did not have any securities pledged in dollar rolls and repurchase agreement transactions.

The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. As of June 30, 2013 and December 31, 2012, the Company did not have any securities pledged under reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby certain domestic securities from its portfolio are loaned to other institutions for short periods of time. As of June 30, 2013 and December 31, 2012, the fair value of loaned securities was $86.3 and $134.7, respectively, and is included in Securities pledged on the Condensed Balance Sheets. As of June 30, 2013 and December 31, 2012, collateral retained by the lending agent and invested in liquid assets on the Company's behalf was $89.6 and $138.9, respectively, and recorded in Short-term investments under securities loan agreement, including collateral delivered on the Condensed Balance Sheets. As of June 30, 2013 and December 31, 2012, liabilities to return collateral of $89.6 and $138.9, respectively, are included in Payables under securities loan agreement, including collateral held on the Condensed Balance Sheets.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company provided no non-contractual financial support, and its carrying value represents the Company’s exposure to loss. The carrying value of the equity tranches of the Collateralized loan obligations ("CLOs") of $2.9 and $4.0 as of June 30, 2013 and December 31, 2012, respectively, is included in Limited partnerships/corporations on the Condensed Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Securitizations

The Company invests in various tranches of securitization entities, including Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Certain RMBS investments represent agency pass-through securities and close-to-the-index tranches issued by Fannie Mae, Freddie Mac, or a similar government-sponsored entity. Investments held by the Company in non-agency RMBS and CMBS also include interest-only, principal-only and inverse floating securities. Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities described above are thinly capitalized by design and considered VIEs under ASC 810-10-25 as amended by ASU 2009-17. As discussed above, the Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company through its investments or other arrangements does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and will not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale, and unrealized capital gains (losses) on these securities are recorded in Accumulated Other Comprehensive Income ("AOCI"), except for certain RMBS which are accounted for under the FVO for which changes in fair value are reflected in Other net realized gains (losses) in the Condensed Statements of Operations. The Company's maximum exposure to loss on these structured investments is limited to the amount of its investment.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of June 30, 2013:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$1,498.1	$33.7	$—	$—	$—	$—	$1,498.1	$33.7
U.S. Government agencies and authorities	49.6	0.4	—	—	—	—	49.6	0.4
U.S. corporate, state and municipalities	2,888.7	116.5	167.1	12.2	75.3	9.2	3,131.1	137.9
Foreign	974.1	43.3	2.3	0.3	93.4	10.9	1,069.8	54.5
Residential mortgage-backed	910.3	17.5	59.3	1.3	151.9	16.6	1,121.5	35.4
Commercial mortgage-backed	—	—	0.4	—	14.6	1.9	15.0	1.9
Other asset-backed	64.9	0.5	—	—	127.0	15.8	191.9	16.3
Total	$6,385.7	$211.9	$229.1	$13.8	$462.2	$54.4	$7,077.0	$280.1

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2012:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$—	$—	$—	$—	$—	$—	$—	$—
U.S. Government agencies and authorities	—	—	—	—	—	—	—	—
U.S. corporate, state and municipalities	237.3	2.9	40.1	0.6	94.0	10.4	371.4	13.9
Foreign	33.3	3.1	23.9	1.8	158.1	17.6	215.3	22.5
Residential mortgage-backed	116.3	2.2	10.9	0.1	181.6	29.1	308.8	31.4
Commercial mortgage-backed	4.8	—	11.2	1.2	15.8	1.8	31.8	3.0
Other asset-backed	0.1	—	—	—	152.8	23.5	152.9	23.5
Total	$391.8	$8.2	$86.1	$3.7	$602.3	$82.4	$1,080.2	$94.3

Of the unrealized capital losses aged more than twelve months, the average fair value of the related fixed maturities was 89.5% and 87.9% of the average book value as of June 30, 2013 and December 31, 2012, respectively.

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
June 30, 2013
Six months or less below amortized cost	$6,665.0	$49.3	$216.6	$13.3	728	15
More than six months and twelve months or less below amortized cost	333.0	8.4	22.9	1.8	68	3
More than twelve months below amortized cost	258.4	43.0	14.2	11.3	84	17
Total	$7,256.4	$100.7	$253.7	$26.4	880	35

December 31, 2012
Six months or less below amortized cost	$553.1	$27.3	$22.8	$6.5	116	13
More than six months and twelve months or less below amortized cost	151.9	2.9	7.9	1.0	35	3
More than twelve months below amortized cost	290.1	149.2	10.0	46.1	83	55
Total	$995.1	$179.4	$40.7	$53.6	234	71

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
June 30, 2013
U.S. Treasuries	$1,531.8	$—	$33.7	$—	10	—
U.S. Government agencies and authorities	50.0	—	0.4	—	2	—
U.S. corporate, state and municipalities	3,239.4	29.6	130.2	7.7	433	3
Foreign	1,086.0	38.3	45.9	8.6	177	7
Residential mortgage-backed	1,140.4	16.5	30.5	4.9	202	19
Commercial mortgage-backed	16.9	—	1.9	—	6	—
Other asset-backed	191.9	16.3	11.1	5.2	50	6
Total	$7,256.4	$100.7	$253.7	$26.4	880	35

December 31, 2012
U.S. Treasuries	$—	$—	$—	$—	—	—
U.S. Government agencies and authorities	—	—	—	—	—	—
U.S. corporate, state and municipalities	370.3	15.0	7.5	6.4	50	1
Foreign	187.8	50.0	7.6	14.9	20	10
Residential mortgage-backed	277.3	62.9	13.3	18.1	112	43
Commercial mortgage-backed	33.2	1.6	2.5	0.5	12	1
Other asset-backed	126.5	49.9	9.8	13.7	40	16
Total	$995.1	$179.4	$40.7	$53.6	234	71

All investments with fair values less than amortized cost are included in the Company's other-than-temporary impairments analysis, and impairments were recognized as disclosed in the "Evaluating Securities for Other-Than-Temporary Impairments" section below. The Company evaluates non-agency RMBS and ABS for other-than-temporary impairments each quarter based on actual and projected cash flows after considering the quality and updated loan-to-value ratios reflecting current home prices of underlying collateral, forecasted loss severity, the payment priority within the tranche structure of the security and amount of any credit enhancements. The Company's assessment of current levels of cash flows compared to estimated cash flows at the time the securities were acquired indicates the amount and the pace of projected cash flows from the underlying collateral has generally been lower and slower, respectively. However, since cash flows are typically projected at a trust level, the impairment review incorporates the security's position within the trust structure as well as credit enhancement remaining in the trust to determine whether an impairment is warranted. Therefore, while lower and slower cash flows will impact the trust, the effect on a particular security within the trust will be dependent upon the trust structure. Where the assessment continues to project full recovery of principal and interest on schedule, the Company has not recorded an impairment. Unrealized losses on below investment grade securities are principally related to RMBS (primarily Alt-A RMBS) and ABS (primarily subprime RMBS) largely due to economic and market uncertainties including concerns over unemployment levels, lower interest rate environment on floating rate securities requiring higher risk premiums since purchase and valuations of residential real estate supporting non-agency RMBS. Based on this analysis, the Company determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired and therefore no further other-than-temporary impairment was necessary.

Fixed Maturity Securities Credit Quality - Ratings

Information about certain of the Company's fixed maturity securities holdings by National Association of Insurance Commissioners ("NAIC") designations is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents the Company's best estimate of comparable ratings from rating agencies, including Fitch Ratings,

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Inc. ("Fitch"), Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Ratings Services ("S&P"). If no rating is available from a rating agency, then an internally developed rating is used.

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

Subprime and Alt-A Mortgage Exposure

The Company does not originate or purchase subprime or Alt-A whole-loan mortgages.  Subprime lending is the origination of loans to customers with weaker credit profiles. The Company defines Alt-A mortgages to include the following: residential mortgage loans to customers who have strong credit profiles but lack some element(s), such as documentation to substantiate income; residential mortgage loans to borrowers that would otherwise be classified as prime but whose loan structure provides repayment options to the borrower that increase the risk of default; and any securities backed by residential mortgage collateral not clearly identifiable as prime or subprime.

The Company's exposure to subprime mortgage backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings are included in Other ABS in the "Fixed Maturities and Equity Securities" section above. As of June 30, 2013, the fair value and gross unrealized losses related to the Company's exposure to subprime mortgage backed securities was $187.6 and $16.2, respectively, representing 0.8% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2012, the fair value and gross unrealized losses related to the Company's exposure to subprime mortgage backed securities were $194.0 and $23.5, respectively, representing 0.9% of total fixed maturities, including securities pledged, based on fair value.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the Company's exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
June 30, 2013
	1	65.4%	AAA	—%	2007	11.7%
	2	3.2%	AA	0.3%	2006	6.3%
	3	14.7%	A	12.2%	2005 and prior	82.0%
	4	13.5%	BBB	8.2%		100.0%
	5	2.5%	BB and below	79.3%
	6	0.7%		100.0%
		100.0%
December 31, 2012
	1	67.1%	AAA	—%	2007	13.2%
	2	3.1%	AA	4.0%	2006	6.2%
	3	14.2%	A	9.1%	2005 and prior	80.6%
	4	13.5%	BBB	8.5%		100.0%
	5	1.0%	BB and below	78.4%
	6	1.1%		100.0%
		100.0%

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company's exposure to Alt-A mortgages is included in Residential mortgage-backed securities in the "Fixed Maturities and Equity Securities" section above. As of June 30, 2013, the fair value and gross unrealized losses related to the Company's exposure to Alt-A RMBS aggregated to $125.4 and $11.0, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2012, the fair value and gross unrealized losses related to the Company's exposure to Alt-A RMBS aggregated to $133.6 and $21.7, respectively, representing 0.6% of total fixed maturities, including securities pledged, based on fair value.

The following tables summarize the Company's exposure to Alt-A residential mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
June 30, 2013
	1	44.2%	AAA	—%	2007	32.8%
	2	15.7%	AA	0.3%	2006	19.3%
	3	25.3%	A	0.8%	2005 and prior	47.9%
	4	11.3%	BBB	3.1%		100.0%
	5	2.6%	BB and below	95.8%
	6	0.9%		100.0%
		100.0%
December 31, 2012
	1	36.3%	AAA	0.2%	2007	31.4%
	2	10.9%	AA	0.8%	2006	19.4%
	3	15.7%	A	0.6%	2005 and prior	49.2%
	4	30.4%	BBB	2.6%		100.0%
	5	5.7%	BB and below	95.8%
	6	1.0%		100.0%
		100.0%

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Commercial Mortgage-backed and Other Asset-backed Securities

As of June 30, 2013 and December 31, 2012, the fair value of the Company's CMBS totaled $1.6 billion and $1.8 billion, respectively. As of June 30, 2013 and December 31, 2012, the gross unrealized losses related to CMBS totaled $1.9 and $3.0, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

The following tables summarize the Company's exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Designation		ARO Ratings		Vintage
June 30, 2013
	1	99.3%	AAA	47.1%	2008	0.7%
	2	—%	AA	24.8%	2007	27.8%
	3	0.4%	A	9.9%	2006	36.4%
	4	0.3%	BBB	7.0%	2005 and prior	35.1%
	5	—%	BB and below	11.2%		100.0%
	6	—%		100.0%
		100.0%
December 31, 2012
	1	97.5%	AAA	47.6%	2008	0.6%
	2	1.8%	AA	25.4%	2007	28.8%
	3	0.4%	A	10.1%	2006	35.3%
	4	0.3%	BBB	7.3%	2005 and prior	35.3%
	5	—%	BB and below	9.6%		100.0%
	6	—%		100.0%
		100.0%

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of June 30, 2013 and December 31, 2012 the fair value of the Company's Other ABS, excluding subprime exposure, totaled $482.9 and $491.9, respectively. As of June 30, 2013 there were $0.1 gross unrealized losses related to Other ABS, excluding subprime exposure. As December 31, 2012 the Company did not have any gross unrealized losses related to Other ABS, excluding subprime exposure.

As of June 30, 2013, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 25.2%, 11.0% and 41.9%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2012, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 29.2%, 11.2% and 36.6%, respectively, of total Other ABS, excluding subprime exposure.

The following tables summarize the Company's exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Designation		ARO Ratings		Vintage
June 30, 2013
	1	98.5%	AAA	93.8%	2013	0.6%
	2	0.6%	AA	2.0%	2012	21.8%
	3	—%	A	2.7%	2011	17.3%
	4	—%	BBB	0.6%	2010	4.1%
	5	—%	BB and below	0.9%	2009	6.0%
	6	0.9%		100.0%	2008	1.0%
		100.0%			2007 and prior	49.2%
						100.0%

December 31, 2012
	1	97.0%	AAA	92.5%	2012	18.0%
	2	2.2%	AA	1.0%	2011	17.1%
	3	—%	A	3.5%	2010	4.6%
	4	—%	BBB	2.2%	2009	6.0%
	5	—%	BB and below	0.8%	2008	3.1%
	6	0.8%		100.0%	2007	14.7%
		100.0%			2006 and prior	36.5%
						100.0%

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructure when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of June 30, 2013 and December 31, 2012, the Company did not have any new troubled debt restructurings.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

During the three and six months ended June 30, 2013 and 2012, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

Mortgage Loans on Real Estate

The Company's mortgage loans on real estate are all commercial mortgage loans held for investment, which are reported at amortized cost, less impairment write-downs and allowance for losses. The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk.  The Company manages risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate.  Subsequently, the Company continuously evaluates all mortgage loans based on relevant current information including an appraisal of loan-specific credit quality, property characteristics and market trends. Loan performance is monitored on a loan-specific basis through the review of submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review ensures properties are performing at a consistent and acceptable level to secure the debt.

The following table summarizes the Company’s investment in mortgage loans as of the dates indicated:

	June 30, 2013	December 31, 2012
Commercial mortgage loans	$2,799.3	$2,836.2
Collective valuation allowance	(1.3)	(1.2)
Total net commercial mortgage loans	$2,798.0	$2,835.0

There were no impairments taken on the mortgage loan portfolio for the three and six months ended June 30, 2013 and 2012, respectively.

The following table summarizes the activity in the allowance for losses for all commercial mortgage loans for the periods indicated:

	June 30, 2013	December 31, 2012
Collective valuation allowance for losses, balance at January 1	$1.2	$1.5
Addition to / (reduction of) allowance for losses	0.1	(0.3)
Collective valuation allowance for losses, end of period	$1.3	$1.2

There were no troubled debt restructured loans, loans 90 days or more past due, loans in foreclosure or unpaid principal balance on loans 90 days or more past due as of June 30, 2013 and December 31, 2012.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of June 30, 2013 and December 31, 2012.

There were no other loans in arrears with respect to principal and interest as of June 30, 2013 and December 31, 2012.

The Company had no impaired loans, average investment during the period or interest income recognized on impaired loans and troubled debt restructured loans for the three and six months ended June 30, 2013 and 2012.

Loan-to-value ("LTV") and debt service coverage ("DSC") ratios are measures commonly used to assess the risk and quality of mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. A DSC ratio of less than 1.0 indicates that a property’s operations do not generate sufficient income to cover debt payments. These ratios are utilized as part of the review process described above.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the LTV ratios as of the dates indicated:

	June 30, 2013(1)	December 31, 2012(1)
Loan-to-Value Ratio:
0% - 50%	$507.2	$658.9
50% - 60%	823.8	848.0
60% - 70%	1,337.1	1,169.4
70% - 80%	121.7	149.4
80% and above	9.5	10.5
Total Commercial mortgage loans	$2,799.3	$2,836.2
(1) Balances do not include allowance for mortgage loan credit losses.

The following table presents the DSC ratios as of the dates indicated:

	June 30, 2013(1)	December 31, 2012(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$1,924.6	$1,970.9
1.25x - 1.5x	480.7	464.8
1.0x - 1.25x	272.5	259.2
Less than 1.0x	121.5	141.3
Total Commercial mortgage loans	$2,799.3	$2,836.2
(1) Balances do not include allowance for mortgage loan credit losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	June 30, 2013(1)		December 31, 2012(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$646.1	23.1%	$622.7	22.1%
South Atlantic	506.6	18.1%	528.3	18.6%
West South Central	405.5	14.5%	373.7	13.2%
East North Central	351.2	12.5%	347.2	12.2%
Middle Atlantic	331.7	11.8%	338.9	11.9%
Mountain	287.5	10.3%	338.2	11.9%
West North Central	130.2	4.7%	135.8	4.8%
New England	72.5	2.6%	77.5	2.7%
East South Central	68.0	2.4%	73.9	2.6%
Total Commercial mortgage loans	$2,799.3	100.0%	$2,836.2	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	June 30, 2013(1)		December 31, 2012(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Industrial	$1,099.5	39.3%	$1,159.2	41.0%
Retail	755.0	27.0%	711.8	25.0%
Office	398.8	14.2%	427.4	15.1%
Apartments	340.0	12.1%	366.8	12.9%
Hotel/Motel	91.0	3.3%	69.0	2.4%
Mixed use	43.8	1.6%	16.6	0.6%
Other	71.2	2.5%	85.4	3.0%
Total Commercial mortgage loans	$2,799.3	100.0%	$2,836.2	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	June 30, 2013(1)	December 31, 2012(1)
Year of Origination:
2013	$329.9	$—
2012	311.9	314.3
2011	775.7	795.4
2010	173.0	184.8
2009	65.4	65.9
2008	167.6	253.8
2007 and prior	975.8	1,222.0
Total Commercial mortgage loans	$2,799.3	$2,836.2
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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the Company’s credit-related and intent-related impairments included in the Condensed Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended June 30,
	2013			2012
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate	$—		—	$0.5	1
Foreign(1)	—		—	0.3	1
Residential mortgage-backed	2.3		29	1.2	30
Commercial mortgage-backed	—		—	—	—
Other asset-backed	0.1		2	0.1	1
Total	$2.4		31	$2.1	33
(1) Primarily U.S. dollar denominated.

	Six Months Ended June 30,
	2013			2012
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate	$—		—	$0.5	1
Foreign(1)	—		—	0.7	3
Residential mortgage-backed	3.5		42	2.7	41
Commercial mortgage-backed	—	*	1	1.7	1
Other asset-backed	0.1		2	0.3	3
Total	$3.6		45	$5.9	49
(1) Primarily U.S. dollar denominated.
* Less than $0.1.

The above tables include $2.4 and $3.6 of write-downs related to credit impairments for the three and six months ended June 30, 2013, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Statements of Operations. The Company did not have any remaining write-downs for the three and six months ended June 30, 2013 related to intent impairments.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended June 30,
	2013			2012
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate	$—		—	$0.4	1
Foreign(1)	—		—	0.3	1
Commercial mortgage-backed	—		—	—	—
Other asset-backed	—		—	—	—
Total	$—		—	$0.7	2
(1) Primarily U.S. dollar denominated.
	Six Months Ended June 30,
	2013			2012
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate	$—		—	$0.4	1
Foreign(1)	—		—	0.7	3
Commercial mortgage-backed	—	*	1	1.7	1
Other asset-backed	—		—	0.1	1
Total	$—	*	1	$2.9	6
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

The fair value of fixed maturities with OTTI as of June 30, 2013 and December 31, 2012 was $1.9 billion and $2.2 billion, respectively.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended June 30,
	2013	2012
Balance at April 1	$46.8	$61.5
Additional credit impairments:
On securities not previously impaired	0.4	0.4
On securities previously impaired	1.9	1.0
Reductions:
Securities sold, matured, prepaid or paid down	(3.8)	(2.4)
Balance at June 30	$45.3	$60.5

	Six Months Ended June 30,
	2013	2012
Balance at January 1	$47.9	$64.1
Additional credit impairments:
On securities not previously impaired	0.4	0.4
On securities previously impaired	3.1	2.5
Reductions:
Securities sold, matured, prepaid or paid down	(6.1)	(6.5)
Balance at June 30	$45.3	$60.5

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Fixed maturities	$264.1	$285.9	$527.7	$585.2
Equity securities, available-for-sale	0.6	1.0	1.3	1.8
Mortgage loans on real estate	40.0	44.6	79.2	86.7
Policy loans	1.5	1.5	3.1	2.9
Short-term investments and cash equivalents	0.1	0.1	0.1	0.3
Other	11.7	(4.8)	21.8	10.7
Gross investment income	318.0	328.3	633.2	687.6
Less: Investment expenses	12.6	13.1	25.1	26.4
Net investment income	$305.4	$315.2	$608.1	$661.2

As of June 30, 2013 the Company had $0.8 of investments in fixed maturities which produced no net investment income. As of December 31, 2012 the Company did not have any investments in fixed maturities which produced no net investment income. Fixed maturities are moved to a non-accrual status immediately when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Fixed maturities, available-for-sale, including securities pledged	$(14.2)	$17.8	$(8.3)	$81.3
Fixed maturities, at fair value option	(38.2)	(3.1)	(59.9)	(26.4)
Equity securities, available-for-sale	(0.1)	(0.1)	0.1	(0.1)
Derivatives	(670.6)	999.0	(1,739.0)	(622.4)
Embedded derivative - fixed maturities	(11.3)	2.5	(16.6)	(0.9)
Embedded derivative - product guarantees	354.6	(562.5)	666.8	(290.2)
Other investments	—	2.1	(0.1)	0.7
Net realized capital gains (losses)	$(379.8)	$455.7	$(1,157.0)	$(858.0)
After-tax net realized capital gains (losses)	$(313.7)	$293.2	$(818.9)	$(571.7)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before-tax were as follows for the periods indicated:

	Six Months Ended June 30,
	2013	2012
Proceeds on sales	$1,841.1	$3,159.3
Gross gains	22.9	98.7
Gross losses	6.3	8.0

3.    Derivative Financial Instruments

The Company enters into the following types of derivatives:

Interest rate swaps: Interest rate swaps are used by the Company primarily to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and/or liabilities. Interest rate swaps are also used to hedge the interest rate risk associated with the value of assets it owns or in an anticipation of acquiring them. Using interest rate swaps, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest payments, calculated by reference to an agreed upon notional principal amount. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made to/from the counterparty at each due date. The Company utilizes these contracts in qualifying hedging relationships as well as non-qualifying hedging relationships.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Total return swaps: Total return swaps are used as a hedge against a decrease in variable annuity account values, which are invested in certain indices. Using total return swaps, there is an agreement with another party to exchange, at specified intervals, the difference between the economic risk and reward of assets or a market index and the LIBOR rate, calculated by reference to an agreed upon notional principal amount. No cash is exchanged at the onset of the contracts. Cash is paid and received over the life of the contract based upon the terms of the swaps. These contracts are utilized in non-qualifying hedging relationships.

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

Forwards: The Company uses forward contracts to hedge certain invested assets against movement in interest rates, particularly mortgage rates. The Company uses To Be Announced mortgage-backed securities as an economic hedge against rate movements. The Company utilizes these contracts in non-qualifying hedging relationships.

Futures: Futures contracts are used to hedge against a decrease in certain equity indices. Such decreases may result in a decrease in variable annuity account values which would increase the possibility of incurring an expense for guaranteed benefits in excess of account values. The Company also uses futures contracts as a hedge against an increase in certain equity indices. Such increases may result in increased payments to the holders of the fixed index annuity ("FIA") contracts. The Company enters into exchange traded futures with regulated futures commissions that are members of the exchange. The Company also posts initial and variation margin with the exchange on a daily basis. The Company utilizes exchange-traded futures in non-qualifying hedging relationships.

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

Variance swaps: Variance swaps are used to manage equity volatility risk on the economic liabilities associated with certain minimum guaranteed living benefits. An increase in the equity volatility results in a higher valuations of such liabilities. In an equity variance swap, there is an agreement with another party to exchange amounts in the future, based on the changes in equity volatility over a defined period. Equity variance swaps are utilized in non-qualifying hedging relationships.

Embedded derivatives: The Company also invests in certain fixed maturity instruments and has issued certain annuity products that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity rates, or credit ratings/spreads. In addition, the Company has entered into a coinsurance with a funds withheld arrangement which contains an embedded derivative whose fair value is based on the change in the fair value of the underlying assets held in trust.  The embedded derivatives for certain fixed maturity instruments, certain annuity products and coinsurance with funds withheld arrangements are reported with the host contract in investments, in Future policy benefits and contract owner account balances or Funds held under reinsurance treaties with affiliates, respectively, on the Condensed Consolidated Balance Sheets. Changes in the fair value of embedded derivatives within fixed maturity investments and within annuity products are recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. Changes in fair value of embedded derivatives with reinsurance agreements are reported in Interest credited and other benefits to contract owners/policyholders in the Condensed Consolidated Statements of Operations.

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

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	June 30, 2013			December 31, 2012
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Fair value hedges:
Interest rate contracts	$724.6	$12.6	$36.7	$—	$—	$—
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	21,900.1	179.1	378.8	31,588.1	1,283.5	539.5
Foreign exchange contracts	1,335.6	35.7	14.6	1,508.7	10.4	27.4
Equity contracts	12,519.6	147.5	16.9	14,482.7	86.4	231.7
Credit contracts	143.0	1.8	—	155.5	1.0	—
Embedded derivatives:
Within fixed maturity investments	N/A	34.1	—	N/A	50.8	—
Within annuity products	N/A	—	2,803.4	N/A	—	3,397.8
Within reinsurance agreements	N/A	—	23.6	N/A	—	301.3
Total		$410.8	$3,274.0		$1,432.1	$4,497.7
N/A - Not Applicable
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Balance Sheets at fair value.

Although the Company has not elected to net its derivative exposures, the notional amounts and fair value of derivatives eligible for offset were as follows as of the dates indicated:

	June 30, 2013
	Notional Amount	Assets Fair Value	Liability Fair Value
Credit contracts	$143.0	$1.8	$—
Equity contracts	3,735.5	118.9	14.2
Foreign exchange contracts	1,335.6	35.7	14.6
Interest rate contracts	22,143.7	188.0	410.9
		344.4	439.7
Counterparty netting(1)		(272.7)	(272.7)
Cash collateral netting(2)		(15.3)	—
Securities collateral netting(2)		(4.2)	(142.8)
Net receivables/payables		$52.2	$24.2
(1) Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.
(2) Represents the netting of collateral received and posted on a counterparty basis under credit support agreements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	December 31, 2012
	Notional Amount	Assets Fair Value	Liability Fair Value
Credit contracts	$155.5	$1.0	$—
Equity contracts	3,739.8	62.5	19.1
Foreign exchange contracts	1,508.7	10.4	27.4
Interest rate contracts	31,588.1	1,283.5	539.5
		1,357.4	586.0
Counterparty netting(1)		(548.3)	(548.3)
Cash collateral netting(2)		(730.4)	—
Securities collateral netting(2)		(42.3)	(8.1)
Net receivables/payables		$36.4	$29.6
(1) Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.
(2) Represents the netting of collateral received and posted on a counterparty basis under credit support agreements.

Collateral

Under the terms of the Company’s Over-The-Counter ("OTC") Derivative International Swaps and Derivatives Association, Inc. ("ISDA Agreements") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Balance Sheets. As of June 30, 2013 the Company held $23.8 and $1.2 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2012 the Company held $766.7, of net cash collateral related to derivative contracts. In addition, as of June 30, 2013 and December 31, 2012, the Company delivered collateral of $689.3 and $579.3, respectively, in fixed maturities pledged under derivatives contracts.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Derivatives: Qualifying for hedge accounting(1):
Fair value hedges:
Interest rate contracts	$16.6	$—	$17.8	$—
Derivatives: Non-qualifying for hedge accounting(2):
Interest rate contracts	(496.8)	700.8	(703.6)	302.5
Foreign exchange contracts	19.7	35.3	85.6	28.0
Equity contracts	(210.6)	262.8	(1,140.3)	(952.5)
Credit contracts	0.5	0.1	1.5	(0.4)
Embedded derivatives:
Within fixed maturity investments(2)	(11.3)	2.5	(16.6)	(0.9)
Within annuity products(2)	354.6	(562.5)	666.8	(290.2)
Within reinsurance agreements(3)	(349.4)	(89.8)	(249.2)	(38.3)
Total	$(676.7)	$349.2	$(1,338.0)	$(951.8)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses) in the Condensed Statements of Operations. For the three and six months ended June 30, 2013 and 2012, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Statements of Operations.
(3) Changes in value are included in Interest credited and other benefits to contract owners/policyholders in the Condensed Statements of Operations.

Credit Default Swaps

As of June 30, 2013, the fair value of credit default swaps of $1.8 were included in Derivatives assets and there were no credit default swaps included in Derivatives liabilities on the Condensed Balance Sheets.  As of December 31, 2012, the fair value of credit default swaps of $1.0 were included in Derivatives assets and there were no credit default swaps included in Derivatives liabilities on the Condensed Balance Sheets.  As of June 30, 2013 and December 31, 2012, the maximum potential future exposure to the Company was $143.0 and $155.5, respectively, on credit default swaps.

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

When available, the estimated fair value of financial instruments is based on quoted prices in active markets that are readily and regularly obtainable. When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flow methodologies, matrix pricing or other similar techniques.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$2,142.0	$17.1	$—	$2,159.1
U.S. Government agencies and authorities	—	66.5	—	66.5
U.S. corporate, state and municipalities	—	10,700.4	98.5	10,798.9
Foreign(1)	—	5,257.6	16.4	5,274.0
Residential mortgage-backed securities	—	2,364.6	34.9	2,399.5
Commercial mortgage-backed securities	—	1,647.2	—	1,647.2
Other asset-backed securities	—	591.2	74.3	665.5
Total fixed maturities, including securities pledged	2,142.0	20,644.6	224.1	23,010.7
Equity securities, available-for-sale	14.3	—	0.4	14.7
Derivatives:
Interest rate contracts	3.7	188.0	—	191.7
Foreign exchange contracts	—	35.7	—	35.7
Equity contracts	28.6	78.3	40.6	147.5
Credit contracts	—	1.8	—	1.8
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,600.5	—	—	1,600.5
Assets held in separate accounts	39,865.9	—	—	39,865.9
Total assets	$43,655.0	$20,948.4	$265.1	$64,868.5

Liabilities:
Annuity product guarantees:
FIA	$—	$—	$1,480.0	$1,480.0
GMAB / GMWB / GMWBL(2)	—	—	1,323.4	1,323.4
Embedded derivative on reinsurance	—	23.6	—	23.6
Derivatives:
Interest rate contracts	4.6	410.9	—	415.5
Foreign exchange contracts	—	14.6	—	14.6
Equity contracts	2.7	14.2	—	16.9
Total liabilities	$7.3	$463.3	$2,803.4	$3,274.0
(1) Primarily U.S. dollar denominated
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
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,303.7	$7.8	$—	$1,311.5
U.S. Government agencies and authorities	—	23.7	—	23.7
U.S. corporate, state and municipalities	—	10,513.9	113.6	10,627.5
Foreign(1)	—	5,345.7	20.9	5,366.6
Residential mortgage-backed securities	—	1,829.5	24.2	1,853.7
Commercial mortgage-backed securities	—	1,763.6	—	1,763.6
Other asset-backed securities	—	602.5	78.2	680.7
Total fixed maturities, including securities pledged	1,303.7	20,086.7	236.9	21,627.3
Equity securities, available-for-sale	14.0	—	15.8	29.8
Derivatives:
Interest rate contracts	—	1,283.5	—	1,283.5
Foreign exchange contracts	—	10.4	—	10.4
Equity contracts	23.9	50.8	11.7	86.4
Credit contracts	—	1.0	—	1.0
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	3,115.0	6.1	—	3,121.1
Assets held in separate accounts	39,799.1	—	—	39,799.1
Total assets	$44,255.7	$21,438.5	$264.4	$65,958.6

Liabilities:
Annuity product guarantees:
FIA	$—	$—	$1,393.8	$1,393.8
GMAB / GMWB / GMWBL(2)	—	—	2,004.0	2,004.0
Embedded derivative on reinsurance	—	301.3	—	301.3
Derivatives:
Interest rate contracts	0.4	539.1	—	539.5
Foreign exchange contracts	—	27.4	—	27.4
Equity contracts	212.6	19.1	—	231.7
Total liabilities	$213.0	$886.9	$3,397.8	$4,497.7
(1) Primarily U.S. dollar denominated
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

The Company utilizes a number of valuation methodologies to determine the fair values of its financial assets and liabilities in conformity with the concepts of "exit price" and the fair value hierarchy as prescribed in ASC Topic 820. Valuations are obtained from third party commercial pricing services, brokers and industry-standard, vendor-provided software that models the value based on market observable inputs. The valuations obtained from third-party commercial pricing services are non-binding. The Company reviews the assumptions and inputs used by third-party commercial pricing services for each reporting period in order to determine an appropriate fair value hierarchy level. The documentation and analysis obtained from third-party commercial pricing services are reviewed by the Company, including in-depth validation procedures confirming the observability of inputs. The valuations are reviewed and validated monthly through the internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades or monitoring of trading volumes.

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and six months ended June 30, 2013 and 2012.  The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended June 30, 2013
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers in to Level 3(2)	Transfers out of Level 3(2)	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings (3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$130.1	$(0.1)	$(0.7)	$—	$—	$—	$(5.7)	$—	$(25.1)	$98.5	$(0.1)
Foreign	19.4	—	(0.1)	—	—	—	(2.9)	—	—	16.4	—
Residential mortgage-backed securities	23.8	(0.5)	0.1	12.0	—	(0.2)	(0.3)	—	—	34.9	(0.6)
Other asset-backed securities	74.3	1.0	(0.1)	—	—	—	(0.9)	—	—	74.3	1.0
Total fixed maturities, including securities pledged:	247.6	0.4	(0.8)	12.0	—	(0.2)	(9.8)	—	(25.1)	224.1	0.3

Equity securities, available-for-sale	0.4	—	—	—	—	—	—	—	—	0.4	—
Derivatives:
Annuity product guarantees:
FIA(1)	(1,519.8)	37.7	—	—	(20.8)	—	22.9	—	—	(1,480.0)	—
GMWB/GMAB/GMWBL(1)	(1,606.0)	316.9	—	—	(34.4)	—	0.1	—	—	(1,323.4)	—
Other derivatives, net	51.6	6.5	—	5.9	—	—	(23.4)	—	—	40.6	(12.2)
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
(3) For financial instruments still held as of June 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2013
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers in to Level 3(2)	Transfers out of Level 3(2)	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings (3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$113.6	$(0.1)	$(0.2)	$—	$—	$—	$(6.5)	$16.0	$(24.3)	$98.5	$(0.1)
Foreign	20.9	—	(0.2)	—	—	—	(4.3)	—	—	16.4	—
Residential mortgage-backed securities	24.2	(0.7)	—	12.0	—	(0.2)	(0.4)	—	—	34.9	(0.7)
Other asset-backed securities	78.2	3.3	(0.1)	—	—	—	(7.1)	—	—	74.3	2.6
Total fixed maturities, including securities pledged	236.9	2.5	(0.5)	12.0	—	(0.2)	(18.3)	16.0	(24.3)	224.1	1.8

Equity securities, available-for-sale	15.8	(0.1)	0.1	—	—	—	—	—	(15.4)	0.4	—
Derivatives:
Annuity product guarantees:
FIA(1)	(1,393.8)	(85.1)	—	—	(35.9)	—	34.8	—	—	(1,480.0)	—
GMWB/GMAB/GMWBL(1)	(2,004.0)	751.9	—	—	(71.5)	—	0.2	—	—	(1,323.4)	—
Other derivatives, net	11.7	48.9	—	10.6	—	—	(30.6)	—	—	40.6	24.3
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
(3) For financial instruments still held as of June 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended June 30, 2012
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers in to Level 3(2)	Transfers out of Level 3(2)	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings (3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$137.3	$—	$0.2	$2.4	$—	$—	$(11.6)	$18.0	$(43.9)	$102.4	$—
Foreign	17.4	—	(0.1)	—	—	—	(1.4)	—	(0.7)	15.2	—
Residential mortgage-backed securities	19.1	(3.0)	0.3	—	—	—	(0.6)	10.7	(4.8)	21.7	(3.4)
Other asset-backed securities	71.3	1.0	(0.6)	—	—	(4.9)	(0.9)	1.7	—	67.6	0.7
Total fixed maturities, including securities pledged:	245.1	(2.0)	(0.2)	2.4	—	(4.9)	(14.5)	30.4	(49.4)	206.9	(2.7)

Equity securities, available-for-sale	16.8	—	—	—	—	—	—	—	—	16.8	—
Derivatives:
Annuity products guarantees:
FIA(1)	(1,467.1)	52.5	—	—	(20.5)	—	50.9	—	—	(1,384.2)	—
GMWB/GMAB/GMWBL(1)	(1,810.9)	(615.0)	—	—	(32.8)	—	0.1	—	—	(2,458.6)	—
Other derivatives, net	24.9	(20.3)	—	4.9	—	—	0.1	—	—	9.6	(20.1)
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
(3) For financial instruments still held as of June 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Statements of Operations.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2012
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers in to Level 3(2)	Transfers out of Level 3(2)	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings (3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$124.5	$—	$1.3	$2.4	$—	$—	$(13.6)	$18.0	$(30.2)	$102.4	$—
Foreign	56.9	0.6	(0.7)	—	—	(4.0)	(2.8)	—	(34.8)	15.2	—
Residential mortgage-backed securities	60.7	(3.1)	(0.4)	—	—	—	(0.6)	—	(34.9)	21.7	(3.5)
Other asset-backed securities	72.8	3.1	0.7	—	—	(9.3)	(1.6)	1.9	—	67.6	2.8
Total fixed maturities, including securities pledged	314.9	0.6	0.9	2.4	—	(13.3)	(18.6)	19.9	(99.9)	206.9	(0.7)

Equity securities, available-for-sale	16.3	—	(0.1)	2.3	—	(1.7)	—	—	—	16.8	—
Derivatives:
Annuity product guarantees:
FIA(1)	(1,282.2)	(131.4)	—	—	(53.3)	—	82.7	—	—	(1,384.2)	—
GMWB/GMAB/GMWBL(1)	(2,229.9)	(158.8)	—	—	(70.1)	—	0.2	—	—	(2,458.6)	—
Other derivatives, net	(4.3)	(8.9)	—	9.7	—	—	14.6	—	(1.5)	9.6	(6.9)
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
(3) For financial instruments still held as of June 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The transfers in and out of Level 3 for fixed maturities, including securities pledged and equity securities, for the three and six months ended June 30, 2013, were primarily due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate. The transfers in and out of Level 3 for fixed maturities, including securities pledged during the three and six months ended June 30, 2012 were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3, as these securities are generally less liquid with very limited trading activity or where less transparency exists corroborating the inputs to the valuation methodologies. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

The fair value of certain options and swap contracts are valued using observable inputs and were transferred from Level 3 to Level 2 during the six months ended June 30, 2013.

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

Significant unobservable inputs used in the fair value measurements of GMABs, GMWBs and GMWBLs include long-term equity and interest rate implied volatility, correlations between the rate of return on policyholder funds and between interest rates and equity returns, nonperformance risk, mortality and policyholder behavior assumptions, such as benefit utilization, lapses and partial withdrawals.

Significant unobservable inputs used in the fair value measurements of FIAs include nonperformance risk and lapses. Such inputs are monitored quarterly.

Following is a description of selected inputs:

Equity / Interest Rate Volatility: A term-structure model is used to approximate implied volatility for the equity indices and swap rates for GMAB, GMWB and GMWBL fair value measurements. Where no implied volatility is readily available in the market, an alternative approach is applied based on historical volatility.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of June 30, 2013:

Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA
Long-term equity implied volatility	15% to 25%		15% to 25%		-
Interest rate implied volatility	0.2% to 17%		0.2% to 17%		-
Correlations between:
Equity Funds	50% to 98%		50% to 98%		-
Equity and Fixed Income Funds	-20% to 44%		-20% to 44%		-
Interest Rates and Equity Funds	-30% to -16%		-30% to -16%		-
Nonperformance risk	0.03% to 1.3%		0.03% to 1.3%		0.03% to 1.3%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	-		-
Partial Withdrawals	0% to 10%		0% to 10%		-
Lapses	0.08% to 32%	(3)	0.08% to 31%	(3)	0% to 10%	(3)
Mortality	-	(4)	-	(4)	-

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 26% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, we assume that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts that are highly "in the money". The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of June 30, 2013 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)
< 60	$3.3	$0.3	$3.6	5.5
60-69	6.8	0.4	7.2	1.6
70+	4.4	0.2	4.6	0.1
	$14.5	$0.9	$15.4	2.5

(3)
Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period. The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of June 30, 2013 (account value amounts are in $ billions).

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value	Lapse Range
During Surrender Charge Period
	In the Money**	$—	*	0.08% to 8.2%	$7.6	0.08% to 5.8%
	Out of the Money	—	*	0.41% to 12%	0.7	0.35% to 12%
After Surrender Charge Period
	In the Money**	—	*	2.4% to 22%	7.0	1.5% to 17%
	Out of the Money	0.1		12% to 31%	0.7	3.2% to 32%
* Less than 0.1.
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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2012:

Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA
Long-term equity implied volatility	15% to 25%		15% to 25%		-
Interest rate implied volatility	0.1% to 19%		0.1% to 19%		-
Correlations between:
Equity Funds	50% to 98%		50% to 98%		-
Equity and Fixed Income Funds	-20% to 44%		-20% to 44%		-
Interest Rates and Equity Funds	-25% to -16%		-25% to -16%		-
Nonperformance risk	0.1% to 1.3%		0.1% to 1.3%		0.1% to 1.3%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	-		-
Partial Withdrawals	0% to 10%		0% to 10%		-
Lapses	0.08% to 32%	(3)	0.08% to 31%	(3)	0% to 10%
Mortality	-	(4)	-	(4)	-

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 26% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, we assume that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapses and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts that are highly "in the money". The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of December 31, 2012 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)
< 60	$3.5	$0.3	$3.8	5.5
60-69	6.8	0.4	7.2	1.9
70+	4.2	0.1	4.3	0.2
	$14.5	$0.8	$15.3	2.8

(3)
Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period. The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of December 31, 2012 (account value amounts are in $ billions).

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value	Lapse Range
During Surrender Charge Period
	In the Money**	$—	*	0.08% to 8.2%	$8.5	0.08% to 5.8%
	Out of the Money	—	*	0.41% to 12%	0.9	0.35% to 12%
After Surrender Charge Period
	In the Money**	—	*	2.4% to 22%	6.1	1.5% to 17%
	Out of the Money	0.1		12% to 31%	0.6	3.2% to 32%
* Less than 0.1.
** The low end of the range corresponds to policies that are highly "in the money." The high end of the range corresponds to the policies that are close to zero in terms of "in the moneyness."
(4) The mortality rate is based on the Annuity 2000 Basic table with mortality improvements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Generally, the following will cause an increase (decrease) in the GMAB, GMWB and GMWBL embedded derivative fair value liabilities:

•	An increase (decrease) in long-term equity implied volatility

•	An increase (decrease) in interest rate implied volatility

•	An increase (decrease) in equity-interest rate correlations

•	A decrease (increase) in nonperformance risk

•	A decrease (increase) in mortality

•	An increase (decrease) in benefit utilization

•	A decrease (increase) in lapses

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments were as follows as of the dates indicated:

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$23,010.7	$23,010.7	$21,627.3	$21,627.3
Equity securities, available-for-sale	14.7	14.7	29.8	29.8
Mortgage loans on real estate	2,798.0	2,843.7	2,835.0	2,924.7
Policy loans	97.9	97.9	101.8	101.8
Limited partnerships/corporations	163.7	163.7	166.9	166.9
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	1,600.5	1,600.5	3,121.1	3,121.1
Derivatives	376.7	376.7	1,381.3	1,381.3
Other investments	80.9	80.9	80.7	80.7
Deposits from affiliates	812.0	854.9	901.7	984.4
Assets held in separate accounts	39,865.9	39,865.9	39,799.1	39,799.1
Liabilities:
Investment contract liabilities:
Deferred annuities(1)	19,501.0	19,687.9	20,262.4	21,062.8
Funding agreements with a fixed maturity and guaranteed investment contracts	2,007.9	1,923.5	1,818.6	1,718.0
Supplementary contracts, immediate annuities and other	1,081.1	1,141.0	1,094.1	1,194.4
Annuity product guarantees:
FIA	1,480.0	1,480.0	1,393.8	1,393.8
GMAB/GMWB/GMWBL	1,323.4	1,323.4	2,004.0	2,004.0
Derivatives	447.0	447.0	798.6	798.6
Long-term debt	435.0	468.1	435.0	491.6
Embedded derivative on reinsurance	23.6	23.6	301.3	301.3
(1) Certain amounts included in Deferred annuities are also reflected within the Annuity product guarantees section of the table above.

The following disclosures are made in accordance with the requirements of ASC Topic 825, which requires disclosure of fair value information about financial instruments, whether or not recognized at fair value on the Condensed Balance Sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates, in many cases, could not be realized in immediate settlement of the instrument.

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

Policy loans: The fair value of policy loans approximates to the carrying value of the loans. Policy loans are fully collateralized by the cash surrender value of the associated insurance contracts and are classified as Level 2.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA") was as follows for the periods indicated:

	DAC	VOBA	Total
Balance at January 1, 2013	$2,968.2	$28.4	$2,996.6
Deferrals of commissions and expenses	44.1	—	44.1
Amortization:
Amortization(1)	(1,023.9)	(3.0)	(1,026.9)
Interest accrued(2)	80.3	1.4	81.7
Net amortization included in the Condensed Statements of Operations	(943.6)	(1.6)	(945.2)
Change in unrealized capital gains/losses on available-for-sale securities	633.0	16.5	649.5
Balance at June 30, 2013	$2,701.7	$43.3	$2,745.0

	DAC	VOBA	Total
Balance at January 1, 2012	$3,326.4	$46.2	$3,372.6
Deferrals of commissions and expenses	56.3	—	56.3
Amortization:
Amortization	(143.8)	(10.5)	(154.3)
Interest accrued(2)	106.3	1.9	108.2
Net amortization included in the Condensed Statements of Operations	(37.5)	(8.6)	(46.1)
Change in unrealized capital gains/losses on available-for-sale securities	(69.6)	0.4	(69.2)
Balance at June 30, 2012	$3,275.6	$38.0	$3,313.6
(1) Includes loss recognition of $305.0 related to DAC and $1.0 related to VOBA.
(2) Interest accrued at the following rates for DAC: 1.0% to 6.0% during 2013 and 3.0% to 6.0% during 2012. Interest accrued at the following rates for VOBA: 1.0% to 6.0% during 2013 and 4.0% to 8.0% during 2012.

6.    Capital Contributions and Dividends

During the six months ended June 30, 2013 and 2012, the Company did not receive any capital contributions from its Parent.

During the six months ended June 30, 2013, following receipt of required approval from its domiciliary state insurance regulator and consummation of the IPO of ING U.S., Inc., the Company paid a return of capital distribution of $230.0 to its Parent. During the six months ended June 30, 2012, following receipt of required approval from its domiciliary state insurance regulator, the Company paid a return of capital distribution of $250.0 to its Parent.

On May 8, 2013, the Company reset, on a one-time basis, its negative unassigned funds account as of December 31, 2012 (as reported in its 2012 statutory annual statement) to zero (with an offsetting reduction in gross paid-in capital and contributed surplus). The reset was made pursuant to a permitted practice in accordance with statutory accounting practices granted by the Iowa Insurance Division ("the Division"). This permitted practice has no impact on total capital and surplus of the Company and has been reflected in the Company's second quarter statutory financial statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Accumulated Other Comprehensive Income

Shareholder’s equity included the following components of AOCI as of the dates indicated.

	June 30,
	2013	2012
Fixed maturities, net of OTTI	$986.5	$1,599.7
Equity securities, available-for-sale	3.8	2.0
Derivatives	(0.6)	(0.8)
DAC/VOBA and sales inducements adjustment on available-for-sale securities	(471.9)	(1,194.9)
Other	(35.1)	(35.3)
Unrealized capital gains (losses), before tax	482.7	370.7
Deferred income tax asset (liability)	16.7	(6.2)
Unrealized capital gains (losses), after tax	499.4	364.5
Pension and other postretirement benefits liability, net of tax	0.9	1.1
AOCI	$500.3	$365.6

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Statements of Operations, were as follows for the periods indicated.

	Six Months Ended June 30, 2013
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,016.8)		$355.8		$(661.0)
Equity securities	0.4		(0.1)		0.3
Other	0.3		(0.1)		0.2
OTTI	11.5		(4.0)		7.5
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	(12.7)		4.4		(8.3)
DAC/VOBA and sales inducements	811.4	(1)	(284.0)		527.4
Change in unrealized gains/losses on available-for-sale securities	(205.9)		72.0		(133.9)

Derivatives:
Derivatives	0.1	(2)	—	*	0.1
Adjustments for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—		—
Change in unrealized gains/losses on derivatives	0.1		—	*	0.1

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	(0.1)	(3)	—	*	(0.1)
Change in pension and other postretirement benefits liability	(0.1)		—	*	(0.1)
Change in Other comprehensive income (loss)	$(205.9)		$72.0		$(133.9)
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
See Benefit Plans Note in the Company's 2012 Annual Report on Form 10-K for additional information.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2012
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$345.1		$(136.2)	(4)	$208.9
Equity securities	1.0		(0.4)		0.6
Other	0.3		(0.1)		0.2
OTTI	7.1		(2.5)		4.6
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	(83.6)		29.2		(54.4)
DAC/VOBA and sales inducements	(60.8)	(1)	21.3		(39.5)
Change in unrealized gains/losses on available-for-sale securities	209.1		(88.7)		120.4

Derivatives:
Derivatives	0.3	(2)	(0.1)		0.2
Adjustments for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—		—
Change in unrealized gains/losses on derivatives	0.3		(0.1)		0.2

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	(0.1)	(3)	—	*	(0.1)
Change in pension and other postretirement benefits liability	(0.1)		—	*	(0.1)
Change in Other comprehensive income (loss)	$209.3		$(88.8)		$120.5
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
See Benefit Plans Note in the Company's 2012 Annual Report on Form 10-K for additional information.
(4) Amount included $(15.5) valuation allowance. See Income Taxes Note to these Condensed Financial Statements for additional information.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.    Income Taxes

Income taxes were different from the amount computed by applying the federal income tax rate to income (loss) before income taxes for the following reasons for the periods indicated:

	Three Months Ended June 30,
	2013	2012
Income (loss) before income taxes	$360.7	$(223.5)
Tax rate	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	126.2	(78.2)
Tax effect of:
Dividends received deduction	(19.8)	(11.1)	(1)
Valuation allowance	27.5	49.5	(1)
Tax credits	0.5	(0.5)	(1)
Non-deductible expense (benefit)	0.4	—
Other	0.1	0.1
Income tax expense (benefit)	$134.9	$(40.2)
(1) Certain of these amounts were allocated to Other comprehensive income in accordance with the exception described in ASC 740-20-45-7.

	Six Months Ended June 30,
	2013	2012
Income (loss) before income taxes	$(22.5)	$(315.8)
Tax rate	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	(7.9)	(110.5)
Tax effect of:
Dividends received deduction	(34.4)	(22.1)	(1)
Valuation allowance	130.1	60.5	(1)
Audit settlement	—	—	*
Tax credits	—	(1.0)	(1)
Non-deductible expense (benefit)	0.4	—
Other	0.1	0.1
Income tax expense (benefit)	$88.3	$(73.0)
*Less than $0.1.
(1) Certain of these amounts were allocated to Other comprehensive income in accordance with the exception described in ASC 740-20-45-7.

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of June 30, 2013 and December 31, 2012, the Company had a tax valuation allowance of $536.1 and $406.0, respectively, that was allocated to continuing operations and $(185.7) that was allocated to Other comprehensive income. Therefore, after consideration of available sources of taxable income required to realize the Company's deferred tax assets in the future, the Company had a tax valuation allowance of $350.4 related to deferred tax assets as of June 30, 2013.

For the three months ended June 30, 2013 and 2012, the total increases (decreases) in the valuation allowance were $(53.7) and $68.0, respectively. With respect to the 2013 decrease, $27.5 was allocated to continuing operations and $(81.2) was allocated to Other comprehensive income. With respect to the 2012 increase, $49.5 was allocated to continuing operations and $18.5 was allocated to Other comprehensive income. For the six months ended June 30, 2013 and 2012, there were total increases (decreases) in the valuation allowance of $130.1 and $76.0, respectively. With respect to the 2013 increase, $130.1 was allocated to continuing

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

operations and none of the increase was allocated to Other comprehensive income. With respect to the 2012 increase, $60.5 was allocated to continuing operations and $15.5 was allocated to Other comprehensive income.

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

The Company is currently under audit by the IRS for tax years 2012 and 2013 and it is expected that the examination of tax year 2012 will be finalized within the next twelve months. The timing of the payment (if any) of the unrecognized tax benefit of $2.7 cannot be reliably estimated. The Company and the IRS have agreed to participate in the Compliance Assurance Program for the tax years 2012 and 2013.

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

Under this agreement, the Company did not incur interest expense for the three and six months ended June 30, 2013 and 2012. The Company did not earn interest income for the three and six months ended June 30, 2013. The Company earned interest income of $0.1 and $0.4 for the three and six months ended June 30, 2012, respectively. As of June 30, 2013 and December 31, 2012, the Company did not have any outstanding receivable/payable from/to ING U.S., Inc. under the reciprocal loan agreement.

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

As of June 30, 2013 and December 31, 2012, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $258.2 and $304.7, respectively.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Federal Home Loan Bank Funding

The Company is a member of the Federal Home Loan Bank of Des Moines ("FHLB") and is required to maintain collateral that backs funding agreements issued to the FHLB. As of June 30, 2013 and December 31, 2012, the Company had $1,548.0, in non-putable funding agreements, including accrued interest, issued to the FHLB. These non-putable funding agreements are included in Future policy benefits and contract owner account balances on the Condensed Balance Sheets. As of June 30, 2013 and December 31, 2012, assets with a market value of $1,843.1 and $1,855.1, respectively, collateralized the funding agreements to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Condensed Balance Sheets.

Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operation. The Company may also post collateral in connection with certain securities lending, repurchase agreements, funding agreement, LOC and derivative transactions as described further in this note. The components of the fair value of the restricted assets were as follows as of the dates indicated:

	June 30, 2013	December 31, 2012
Fixed maturity collateral pledged to FHLB	$1,843.1	$1,855.1
FHLB restricted stock(1)	78.9	78.9
Other fixed maturities-state deposits	11.3	12.1
Securities pledged(2)	775.6	714.0
Total restricted assets	$2,708.9	$2,660.1
(1) Reported in Other investments on the Condensed Balance Sheets.
(2) Includes the fair value of loaned securities of $86.3 and $134.7 as of June 30, 2013 and December 31, 2012, respectively, which is included in Securities pledged on the Condensed Balance Sheets. In addition, as of June 30, 2013 and December 31, 2012, the Company delivered securities as collateral of $689.3 and $579.3, respectively, which was included in Securities pledged on the Condensed Balance Sheets.

Litigation and Regulatory Matters

The Company is a defendant in a number of litigation matters arising from the conduct of its business, both in the ordinary course and otherwise. In some of these matters, claimants seek to recover very large or indeterminate amounts, including compensatory, punitive, treble and exemplary damages. Modern pleading practice in the U.S. permits considerable variation in the assertion of monetary damages and other relief. Claimants are not always required to specify the monetary damages they seek or they may be required only to state an amount sufficient to meet a court's jurisdictional requirements. Moreover, some jurisdictions allow claimants to allege monetary damages that far exceed any reasonable possible verdict. The variability in pleading requirements and past experience demonstrates that the monetary and other relief that may be requested in a lawsuit or claim often bears little relevance to the merits or potential value of a claim. Litigation against the Company includes a variety of claims including negligence, breach of contract, fraud, violation of regulation or statute, breach of fiduciary duty, negligent misrepresentation, failure to supervise, elder abuse and other torts.

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

The outcome of a litigation or regulatory matter and the amount or range of potential loss is difficult to forecast and estimating potential losses requires significant management judgment. It is not possible to predict the ultimate outcome or to provide reasonably possible losses or ranges of losses for all pending regulatory matters and litigation. While it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's financial position, based on information currently known,

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

management believes that the outcome of pending litigation and regulatory matters is not likely to have such an effect. However, given the large and indeterminate amounts sought and the inherent unpredictability of such matters, it is possible that an adverse outcome in certain of the Company's litigation or regulatory matters could, from time to time, have a material adverse effect upon the Company's results of operations or cash flows in a particular quarterly or annual period.

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. This paragraph contains an estimate of reasonably possible losses above any amounts accrued. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued, the estimate reflects the reasonably possible range of loss in excess of the accrued amounts. For matters for which a reasonably possible (but not probable) range of loss exists, the estimate reflects the reasonably possible and unaccrued loss or range of loss. As of June 30, 2013, the Company estimates the aggregate range of reasonably possible losses in excess of any amounts accrued for these matters as of such date is not material to the Company.

For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss. The Company is often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from plaintiffs and other parties, investigation of factual allegations, rulings by a court on motions or appeals, analysis by experts and the progress of settlement discussions. On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and regulatory contingencies and updates the Company's accruals, disclosures and reasonably possible losses or ranges of loss based on such reviews.

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

Also effective June 30, 2008, the Company entered into a services agreement with SLDI, under which the Company provides certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement. For the three and six months ended June 30, 2013, revenue related to the agreement was $3.0 and $6.1, respectively. For the three and six months ended June 30, 2012, revenue related to the agreement was $2.9 and $6.0, respectively.

Effective July 1, 2009, the reinsurance agreement was amended and restated to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to the Company and the Company deposited those assets into a funds withheld trust account.  As of June 30, 2013, the assets on deposit in the trust account were $4.6 billion. The Company also established a corresponding funds withheld liability to SLDI, which is included in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets. Funds held under reinsurance treaties with affiliates had a balance of $4.6 billion and $3.6 billion, as of June 30, 2013 and December 31, 2012, respectively. In addition, as of June 30, 2013 and December 31, 2012, the Company had an embedded derivative with a value of $27.1 and $293.6, respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets.

Also effective July 1, 2009, the Company and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account. SLDI has retained its affiliate, ING Investment Management LLC, as subadviser for the funds withheld account.

Effective October 1, 2011, the Company and SLDI entered into an amended and restated automatic reinsurance agreement in order to provide more flexibility to the Company and SLDI with respect to the collateralization of the reserves related to the variable annuity guaranteed living benefits reinsured under the agreement. As of June 30, 2013 and December 31, 2012, reserves ceded by the Company under this agreement were $2.2 billion and $2.1 billion, respectively.  In addition, a deferred loss in the amount

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

of $334.6 and $343.9 as of June 30, 2013 and December 31, 2012, respectively, is included in Other assets on the Condensed Balance Sheets and is amortized over the period of benefit.

On May 8, 2013, following the ING U.S., Inc. IPO, ING U.S., Inc. made a capital contribution in the amount of $1.8 billion into SLDI, which SLDI deposited into the funds withheld trust account established to provide collateral for the variable annuity guaranteed living benefit riders ceded to SLDI under the amended and restated automatic reinsurance agreement. Upon deposit of such contributed capital into the funds withheld trust, the Company submitted to ING Bank N.V. ("ING Bank") $1.5 billion of contingent capital letters of credit ("LOC") issued by ING Bank under the $1.5 billion contingent capital LOC facility between ING Bank and SLDI, and the contingent capital LOCs were canceled and the facility was terminated.

Item 2.    Management’s Narrative Analysis of the Results of Operations and Financial Condition
(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ING USA Annuity and Life Insurance Company ("ING USA," the "Company," "we" or "us," as appropriate) for each of the three and six months ended June 30, 2013 and 2012 and financial condition as of June 30, 2013 and December 31, 2012. This item should be read in its entirety and in conjunction with the Condensed Financial Statements and related notes and other supplemental data, which can be found under Part I, Item 1., contained herein, as well as the "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our 2012 Annual Report on Form 10-K.

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

In 2009, ING Groep N.V. ("ING Group" or "ING") announced the anticipated separation of its global banking and insurance businesses, including the divestiture of ING U.S., Inc., which together with its subsidiaries, including the Company, constitutes ING's U.S.-based retirement, investment management and insurance operations. On April 11, 2013, ING U.S., Inc. announced plans to rebrand in the future as Voya Financial. On May 2, 2013, the common stock of ING U.S., Inc. began trading on the New York Stock Exchange under the symbol "VOYA." On May 7, 2013, ING U.S., Inc. completed the offering of 65,192,307 shares of its common stock, including the issuance and sale by ING U.S., Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. ("ING International"), an indirect wholly owned subsidiary of ING Group and previously the sole stockholder of ING U.S., Inc., of 34,423,077 shares of outstanding common stock of ING U.S., Inc. (collectively, the "IPO"). Immediately following the closing of the IPO on May 7, 2013, ING International owned 75% of the outstanding common stock of ING U.S., Inc.

On May 31, 2013, in connection with the option granted to the underwriters in the IPO to acquire up to an additional 9,778,846 shares of ING U.S., Inc. common stock from ING International, the underwriters exercised such option (ultimately acquiring an additional 9,778,696 shares) and ING International's ownership of ING U.S., Inc.'s common stock was reduced to 71%.

ING USA is a direct, wholly owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), which is a direct, wholly owned subsidiary of ING U.S., Inc. ING International owns approximately 71% of the common stock of ING U.S., Inc. ING International is a wholly owned subsidiary of ING Verzekeringen N.V. ("ING V"), which is a wholly owned subsidiary of ING Insurance Topholding N.V. ("ING Topholding"), which is a wholly owned subsidiary of ING Group, the ultimate parent company. ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING."

In August 2013, ING Group announced that ING International, ING V and ING Topholding will distribute shares of common stock of ING U.S., Inc. that are held directly by ING International as a dividend in kind to ING Group (effectively removing ING International, ING V and ING Topholding from the chain of intermediate ownership, and resulting in such shares being held directly by ING Group). Subject to receipt of regulatory approvals and/or notices of non-objection, as the case may be, this transaction is expected to be completed on September 30, 2013.

We have one operating segment.

Critical Accounting Policies, Judgments and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of the financial statements. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

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

In assessing loss recognition related to DAC, VOBA, and sales inducements, we must select an approach for aggregating different blocks of business in the loss recognition calculation. In the first quarter of 2013, we updated the aggregation approach used in the assessment of such loss recognition. This change in estimate was due to certain organizational changes that commenced in the first quarter of 2013, which resulted in changes to how we manage the variable annuity business that is no longer actively marketed. As a result of this estimate change, we recognized loss recognition of $350.8 before taxes during the first quarter of 2013. This amount was recorded in the Condensed Statements of Operations of $306.0 to Net amortization of deferred policy acquisition costs and value of business acquired and $44.8 to Interest credited and other benefits to contract owners/policyholders, with a corresponding decrease in the Condensed Balance Sheets to Deferred policy acquisition costs, Value of business acquired, and Sales inducements to contract owners. This update impacted the loss recognition calculation for us but did not have an impact on the consolidated financial statements of ING U.S., Inc.

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

We derive our revenue mainly from (a) fee income generated on variable assets under management ("AUM"), (b) investment income earned on investments, (c) premiums, (d) realized capital gains (losses) on investments and product guarantees and (e) certain other management fees.  Fee income is primarily generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contract owners.  Investment income earned on invested assets is mainly generated from annuity products with fixed investment options, guaranteed investment contract ("GIC") deposits and funding agreements.  Our expenses primarily consist of (a) Interest credited and other benefits to contract owners/policyholders, (b) amortization of DAC, VOBA and sales inducements, (c) expenses related to the selling and servicing of the various products offered by us and (d) other general business expenses.

Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012

Our results of operations for the three months ended June 30, 2013 and 2012 and changes therein, primarily reflect a decrease in Interest credited and other benefits to contract owners/policyholders partially offset by unfavorable changes in Net realized capital gains (losses) and Net amortization of DAC/VOBA.

	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2013	2012
Revenues:
Net investment income	$305.4	$315.2	$(9.8)	(3.1)%
Fee income	208.3	205.1	3.2	1.6%
Premiums	121.7	117.4	4.3	3.7%
Net realized capital gains (losses):
Total other-than-temporary impairments	(3.1)	(4.7)	1.6	34.0%
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(0.7)	(2.6)	1.9	73.1%
Net other-than-temporary impairments recognized in earnings	(2.4)	(2.1)	(0.3)	(14.3)%
Other net realized capital gains (losses)	(377.4)	457.8	(835.2)	NM
Total net realized capital gains (losses)	(379.8)	455.7	(835.5)	NM
Other revenue	9.0	12.2	(3.2)	(26.2)%
Total revenues	264.6	1,105.6	(841.0)	(76.1)%
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	(451.7)	1,282.9	(1,734.6)	NM
Operating expenses	116.2	114.3	1.9	1.7%
Net amortization of deferred policy acquisition costs and value of business acquired	226.8	(81.2)	308.0	NM
Interest expense	7.0	7.8	(0.8)	(10.3)%
Other expense	5.6	5.3	0.3	5.7%
Total benefits and expenses	(96.1)	1,329.1	(1,425.2)	NM
Income (loss) before income taxes	360.7	(223.5)	584.2	NM
Income tax expense (benefit)	134.9	(40.2)	175.1	NM
Net income (loss)	$225.8	$(183.3)	$409.1	NM
NM - Not Meaningful

Revenues

Total revenues decreased $841.0 from $1,105.6 to $264.6 for the three months ended June 30, 2013, primarily due to unfavorable changes in Total net realized capital gains (losses).

Net investment income decreased $9.8 from $315.2 to $305.4 primarily due to lower general account assets. General account assets decreased mainly due to lapses in multi-year guaranteed annuities ("MYGAs"). Certain MYGAs, mostly sold in 2002, reached the end of their current guarantee period in 2012. Most of these MYGAs had high crediting rates and the supporting assets generated returns below the targets set when the contracts were issued. The high lapse rate was expected as renewal crediting rates offered were lower than the crediting rates during the initial term. Partially offsetting this variance was the effect of a loss on sale of certain alternative investments in the second quarter of 2012.

Total net realized capital gains (losses) changed $(835.5) from a gain of $455.7 to a loss of $379.8 primarily due to unfavorable net changes in variable annuity hedging derivatives and losses on fixed maturities, partially offset by gains in the fair value of embedded derivatives. Under the variable annuity and fixed indexed annuity hedge programs, changes in equity and interest markets during the three months ended June 30, 2013 resulted in net losses of $691.1 on interest, equity and foreign exchange derivatives compared to net gains of $998.0 during the prior period, an unfavorable net change of $1,689.1. Derivative losses of $680.0 in the second quarter 2013 and derivative gains of $983.3 in the second quarter 2012 were ceded to Security Life of Denver International Limited ("SLDI") under the combined coinsurance and coinsurance funds withheld agreement and an offset is recorded in Interest credited and other benefits to contract owners/policyholders. Unfavorable net changes of $32.0 of realized gains/(losses) on fixed maturities and $35.1 in the fair value of fixed maturities using fair value option also contributed to the variance. Partially offsetting these variances were favorable net changes of $917.1 in the fair value of embedded derivatives on variable annuity and fixed indexed annuity product guarantees (from a loss of $562.5 in the second quarter 2012 to a gain of $354.6 in the second quarter 2013).

Benefits and Expenses

Total benefits and expenses decreased $1,425.2 from $1,329.1 to $(96.1) for the three months ended June 30, 2013 primarily due to a decrease in Interest credited and other benefits to contract owners/policyholders, partially offset by an increase in Net amortization of DAC/VOBA.

Interest credited and other benefits to contract owners/policyholders decreased $1,734.6 from $1,282.9 to $(451.7) primarily due to the change in the amount of equity and interest rate derivative gains/losses transferred under the combined coinsurance and coinsurance funds withheld agreement with SLDI (the corresponding offsetting amount is reported in Total net realized capital gains/(losses)) and the change in the embedded derivative on the two coinsurance funds withheld arrangements.

Net amortization of DAC and VOBA increased $308.0 from $(81.2) to $226.8 primarily due to higher amortization due to higher actual gross profits in the current period compared to the prior year period.

Income Taxes

Income tax expense (benefit) changed $175.1 from $(40.2) to $134.9 primarily due to an increase in income before taxes, partially offset by a decrease in the valuation allowance and an increase in the dividends received deduction.

Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012

Our results of operations for the six months ended June 30, 2013 and 2012 and changes therein, primarily reflect a decrease in Interest credited and other benefits to contract owners/policyholders partially offset by increases in Net amortization of DAC/VOBA and Net realized capital losses and a decrease in Net investment income.

	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2013	2012
Revenues:
Net investment income	$608.1	$661.2	$(53.1)	(8.0)%
Fee income	409.1	413.0	(3.9)	(0.9)%
Premiums	237.5	229.9	7.6	3.3%
Net realized capital gains (losses):
Total other-than-temporary impairments	(4.3)	(8.6)	4.3	50.0%
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(0.7)	(2.7)	2.0	74.1%
Net other-than-temporary impairments recognized in earnings	(3.6)	(5.9)	2.3	39.0%
Other net realized capital gains (losses)	(1,153.4)	(852.1)	(301.3)	(35.4)%
Total net realized capital gains (losses)	(1,157.0)	(858.0)	(299.0)	(34.8)%
Other revenue	15.9	20.3	(4.4)	(21.7)%
Total revenues	113.6	466.4	(352.8)	(75.6)%
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	(1,060.1)	478.3	(1,538.4)	NM
Operating expenses	225.7	225.7	—	—%
Net amortization of deferred policy acquisition costs and value of business acquired	945.2	46.1	899.1	NM
Interest expense	14.0	15.6	(1.6)	(10.3)%
Other expense	11.3	16.5	(5.2)	(31.5)%
Total benefits and expenses	136.1	782.2	(646.1)	(82.6)%
Income (loss) before income taxes	(22.5)	(315.8)	293.3	92.9%
Income tax expense (benefit)	88.3	(73.0)	161.3	NM
Net income (loss)	$(110.8)	$(242.8)	$132.0	54.4%
NM - Not Meaningful

Revenues

Total revenues decreased $352.8 from $466.4 to $113.6 for the six months ended June 30, 2013, primarily due to unfavorable changes in Total net realized capital losses and a decrease in Net investment income.

Net investment income decreased $53.1 from $661.2 to $608.1 primarily due to lower general account assets. General account assets decreased mainly due to lapses in multi-year guaranteed annuities ("MYGAs"). Certain MYGAs, mostly sold in 2002, reached the end of their current guarantee period in 2012. Most of these MYGAs had high crediting rates and the supporting assets generated returns below the targets set when the contracts were issued. The high lapse rate was expected as renewal crediting rates offered were lower than the crediting rates during the initial term. Partially offsetting this variance was the effect of a loss on sale of certain alternative investments in the second quarter of 2012.

Total net realized capital losses increased $299.0 from a loss of $858.0 to a loss of $1,157.0 primarily due to unfavorable net changes in variable annuity hedging derivatives and losses on fixed maturities, partially offset by gains in the fair value of embedded derivatives. Under the variable annuity and fixed indexed annuity hedge programs, changes in equity and interest markets during the six months ended June 30, 2013 resulted in net losses of $1,765.2 on interest, equity and foreign exchange derivatives compared to net losses of $616.0 during the first half of 2012, a net change of $(1,149.2). Derivative losses of $1,709.6 in the first half of 2013 and derivative losses of $311.7 in the first half of 2012 were ceded to Security Life of Denver International Limited ("SLDI") under the combined coinsurance and coinsurance funds withheld agreement and an offset is recorded in Interest credited and other benefits to contract owners/policyholders. Unfavorable net changes of $89.6 of realized gains/(losses) on fixed maturities and $33.5 in the fair value of fixed maturities using fair value option also contributed to the variance. Partially offsetting these variances were favorable net changes of $957.0 in the fair value of embedded derivatives on variable annuity and fixed indexed annuity product guarantees (from a loss of $290.2 in the first half of 2012 to a gain of $666.8 in the first half of 2013).

Benefits and Expenses

Total benefits and expenses decreased $646.1 from $782.2 to $136.1 for the six months ended June 30, 2013 primarily due to a decrease in Interest credited and other benefits to contract owners/policyholders, partially offset by an increase in Net amortization of DAC/VOBA.

Interest credited and other benefits to contract owners/policyholders decreased $1,538.4 from $478.3 to $(1,060.1) primarily due to the change in the amount of equity and interest rate derivative gains/losses transferred under the combined coinsurance and coinsurance funds withheld agreement with SLDI (the corresponding offsetting amount is reported in Total net realized capital gains/(losses)) and the change in the embedded derivative on the two coinsurance funds withheld arrangements.

Net amortization of DAC and VOBA increased $899.1 from $46.1 to $945.2 primarily due to higher amortization due to higher actual gross profits in the current period compared to the prior year period. An increase in amortization of $306.0 resulting from loss recognition on DAC and VOBA in the first quarter 2013 also contributed to the change (see Critical Accounting Policies, Judgments and Estimates).

Income Taxes

Income tax expense (benefit) changed $161.3 from $(73.0) to $88.3 primarily due to a decrease in loss before taxes and an increase in the dividends received deduction. Also contributing to the change is an increase in the valuation allowance which mainly results from a decrease in tax planning.

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

Segmented portfolios are established for groups of products with similar liability characteristics. Our investment portfolio consists largely of high quality fixed maturities and short-term investments, investments in commercial mortgage loans, alternative investments and other instruments, including a small amount of equity holdings. Fixed maturities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, Asset-backed securities ("ABS"), traditional Mortgage-backed securities ("MBS") and various Collateralized mortgage obligations ("CMO") tranches managed in combination with financial derivatives as part of a proprietary strategy.

We use derivatives for hedging purposes to reduce our exposure to the cash flow variability of assets and liabilities, interest rate risk, credit risk and market risk. In addition, we use credit derivatives to replicate exposure to individual securities or pools of securities as a means of achieving credit exposure similar to bonds of the underlying issuer(s) more efficiently.

Since the height of the financial crisis in 2008, we have pursued a substantial repositioning of the investment portfolio aimed at reducing risk, increasing the stability and predictability of returns and pursuing intentional investment risks that are reliant on our core strengths. The repositioning has resulted in a significant decrease in exposure to structured assets, an improvement in the

National Association of Insurance Commissioners ("NAIC") designation profile of our remaining structured assets and an increase in exposure to public and private investment grade corporate bonds and U.S. Treasury securities.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	June 30, 2013		December 31, 2012
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$21,930.8	78.4%	$20,586.6	71.1%
Fixed maturities, at fair value using the fair value option	304.3	1.1%	326.7	1.1%
Equity securities, available-for-sale	14.7	0.1%	29.8	0.1%
Short-term investments(1)	1,410.0	5.0%	2,686.6	9.3%
Mortgage loans on real estate	2,798.0	10.0%	2,835.0	9.8%
Policy loans	97.9	0.4%	101.8	0.4%
Limited partnerships/corporations	163.7	0.6%	166.9	0.6%
Derivatives	376.7	1.3%	1,381.3	4.8%
Other investments	80.9	0.3%	80.7	0.3%
Securities pledged(2)	775.6	2.8%	714.0	2.5%
Total investments	$27,952.6	100.0%	$28,909.4	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.
(2) See "Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources" for information regarding securities pledged.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as follows as of the dates indicated:

	June 30, 2013
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed Maturities:
U.S. Treasuries	$2,143.1	9.7%	$2,159.1	9.4%
U.S. Government agencies and authorities	65.9	0.3%	66.5	0.3%
State, municipalities and political subdivisions	50.0	0.2%	53.1	0.2%
U.S. corporate securities	10,305.7	46.9%	10,745.8	46.7%
Foreign securities(1)	5,039.6	22.9%	5,274.0	22.9%
Residential mortgage-backed securities	2,234.6	10.2%	2,399.5	10.4%
Commercial mortgage-backed securities	1,490.3	6.8%	1,647.2	7.2%
Other asset-backed securities	660.9	3.0%	665.5	2.9%
Total fixed maturities, including securities pledged	$21,990.1	100.0%	$23,010.7	100.0%
(1) Primarily U.S. dollar denominated.
	December 31, 2012
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed Maturities:
U.S. Treasuries	$1,218.9	6.2%	$1,311.5	6.1%
U.S. Government agencies and authorities	19.3	0.1%	23.7	0.1%
State, municipalities and political subdivisions	80.1	0.4%	90.0	0.4%
U.S. corporate securities	9,511.8	48.6%	10,537.5	48.7%
Foreign securities(1)	4,877.8	24.9%	5,366.6	24.8%
Residential mortgage-backed securities	1,617.1	8.3%	1,853.7	8.6%
Commercial mortgage-backed securities	1,565.4	8.0%	1,763.6	8.2%
Other asset-backed securities	681.6	3.5%	680.7	3.1%
Total fixed maturities, including securities pledged	$19,572.0	100.0%	$21,627.3	100.0%
(1) Primarily U.S. dollar denominated.

As of June 30, 2013, the average duration of our fixed maturities portfolio, including securities pledged, was between 5 and 6 years.

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

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of June 30, 2013 and December 31, 2012, the average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

•	when three ratings are received, the middle rating is applied;

•	when two ratings are received, the lower rating is applied;

•	when a single rating is received, the ARO rating is applied; and

•	when ratings are unavailable, an internal rating is applied.

Total fixed maturities by NAIC designation category, including securities pledged, were as follows as of the dates indicated:

	June 30, 2013
NAIC Designation	Amortized Cost	% of Total	Fair Value	% of Total
1	$12,791.5	58.2%	$13,365.1	58.1%
2	8,171.5	37.2%	8,569.1	37.2%
3	755.2	3.4%	778.8	3.4%
4	159.0	0.7%	156.0	0.7%
5	72.3	0.3%	79.3	0.3%
6	40.6	0.2%	62.4	0.3%
Total	$21,990.1	100.0%	$23,010.7	100.0%

	December 31, 2012
NAIC Designation	Amortized Cost	% of Total	Fair Value	% of Total
1	$10,615.6	54.1%	$11,753.1	54.3%
2	7,899.0	40.4%	8,752.2	40.5%
3	719.6	3.7%	755.0	3.5%
4	205.9	1.1%	196.6	0.9%
5	91.9	0.5%	103.1	0.5%
6	40.0	0.2%	67.3	0.3%
Total	$19,572.0	100.0%	$21,627.3	100.0%

Total fixed maturities by ARO quality rating category, including securities pledged, were as follows as of the dates indicated:

	June 30, 2013
ARO Ratings	Amortized Cost	% of Total	Fair Value	% of Total
AAA	$5,413.3	24.6%	$5,628.0	24.4%
AA	1,497.1	6.8%	1,558.8	6.8%
A	5,563.7	25.3%	5,808.1	25.2%
BBB	8,193.9	37.3%	8,596.5	37.4%
BB	777.6	3.5%	823.0	3.6%
B and below	544.5	2.5%	596.3	2.6%
Total	$21,990.1	100.0%	$23,010.7	100.0%

	December 31, 2012
ARO Ratings	Amortized Cost	% of Total	Fair Value	% of Total
AAA	$3,810.7	19.5%	$4,213.3	19.5%
AA	1,355.4	6.9%	1,488.1	6.9%
A	5,202.2	26.6%	5,767.0	26.7%
BBB	7,867.9	40.2%	8,718.8	40.3%
BB	675.8	3.5%	733.4	3.4%
B and below	660.0	3.3%	706.7	3.2%
Total	$19,572.0	100.0%	$21,627.3	100.0%

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2013 and December 31, 2012, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid. MBS and Other ABS are shown separately because they are not due at a single maturity date.

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due to mature:
One year or less	$804.9	$823.0	$1,122.5	$1,145.2
After one year through five years	5,798.6	6,022.7	4,967.1	5,274.6
After five years through ten years	7,151.4	7,315.8	5,836.5	6,440.6
After ten years	3,849.4	4,137.0	3,781.8	4,468.9
Mortgage-backed securities	3,724.9	4,046.7	3,182.5	3,617.3
Other asset-backed securities	660.9	665.5	681.6	680.7
Fixed maturities, including securities pledged	$21,990.1	$23,010.7	$19,572.0	$21,627.3

As of June 30, 2013 and December 31, 2012 we did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of our Shareholder’s equity.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturities, including securities pledged, by market sector and duration were as follows as of June 30, 2013:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$1,498.1	$33.7	$—	$—	$—	$—	$1,498.1	$33.7
U.S. Government agencies and authorities	49.6	0.4	—	—	—	—	49.6	0.4
U.S. corporate, state and municipalities	2,888.7	116.5	167.1	12.2	75.3	9.2	3,131.1	137.9
Foreign	974.1	43.3	2.3	0.3	93.4	10.9	1,069.8	54.5
Residential mortgage-backed	910.3	17.5	59.3	1.3	151.9	16.6	1,121.5	35.4
Commercial mortgage-backed	—	—	0.4	—	14.6	1.9	15.0	1.9
Other asset-backed	64.9	0.5	—	—	127.0	15.8	191.9	16.3
Total	$6,385.7	$211.9	$229.1	$13.8	$462.2	$54.4	$7,077.0	$280.1

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturities, including securities pledged, by market sector and duration were as follows as of December 31, 2012:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$—	$—	$—	$—	$—	$—	$—	$—
U.S. Government agencies and authorities	—	—	—	—	—	—	—	—
U.S. corporate, state and municipalities	237.3	2.9	40.1	0.6	94.0	10.4	371.4	13.9
Foreign	33.3	3.1	23.9	1.8	158.1	17.6	215.3	22.5
Residential mortgage-backed	116.3	2.2	10.9	0.1	181.6	29.1	308.8	31.4
Commercial mortgage-backed	4.8	—	11.2	1.2	15.8	1.8	31.8	3.0
Other asset-backed	0.1	—	—	—	152.8	23.5	152.9	23.5
Total	$391.8	$8.2	$86.1	$3.7	$602.3	$82.4	$1,080.2	$94.3

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 89.5% and 87.9% of the average book value as of June 30, 2013 and December 31, 2012, respectively.

Gross unrealized losses on fixed maturities, including securities pledged, increased $185.8 as of June 30, 2013. The increase is primarily due to increasing interest rates and widening spreads. Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $204.7 as of December 31, 2012. The decrease was primarily due to improving market conditions with Other ABS and CMBS in addition to declining yield and tightening credit spreads.

As of June 30, 2013 we had one fixed maturity with an unrealized capital loss in excess of $10.0. The unrealized capital loss on this fixed maturity equaled $13.8, or 4.9% of the total unrealized losses. As of December 31, 2012, we did not have any fixed maturities with an unrealized capital loss in excess of $10.0.

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

We have exposure to Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of June 30, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities was $187.6, $193.6 and $16.2, respectively, representing 0.8% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2012, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities were $194.0, $207.9 and $23.5, respectively, representing 0.9% of total fixed maturities, including securities pledged, based on fair value.

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

The following tables present our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
June 30, 2013
	1	65.4%	AAA	—%	2007	11.7%
	2	3.2%	AA	0.3%	2006	6.3%
	3	14.7%	A	12.2%	2005 and prior	82.0%
	4	13.5%	BBB	8.2%		100.0%
	5	2.5%	BB and below	79.3%
	6	0.7%		100.0%
		100.0%
December 31, 2012
	1	67.1%	AAA	—%	2007	13.2%
	2	3.1%	AA	4.0%	2006	6.2%
	3	14.2%	A	9.1%	2005 and prior	80.6%
	4	13.5%	BBB	8.5%		100.0%
	5	1.0%	BB and below	78.4%
	6	1.1%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" section above. As of June 30, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS aggregated to $125.4, $125.2 and $11.0, respectively, representing 0.5% of total fixed maturities including securities pledged, based on fair value. As of December 31, 2012, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS aggregated to $133.6, $139.9 and $21.7, respectively, representing 0.6% of total fixed maturities, including securities pledged, based on fair value.

The following tables summarize our exposure to Alt-A residential mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
June 30, 2013
	1	44.2%	AAA	—%	2007	32.8%
	2	15.7%	AA	0.3%	2006	19.3%
	3	25.3%	A	0.8%	2005 and prior	47.9%
	4	11.3%	BBB	3.1%		100.0%
	5	2.6%	BB and below	95.8%
	6	0.9%		100.0%
		100.0%
December 31, 2012
	1	36.3%	AAA	0.2%	2007	31.4%
	2	10.9%	AA	0.8%	2006	19.4%
	3	15.7%	A	0.6%	2005 and prior	49.2%
	4	30.4%	BBB	2.6%		100.0%
	5	5.7%	BB and below	95.8%
	6	1.0%		100.0%
		100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has slowed and some recent months have posted month over month declines in delinquencies. In addition, other performance metrics like vacancies, property values and rent levels have shown improvements, although these metrics can differ widely by dimensions such as geographic location and property type.  The primary market for CMBS has continued its recovery from the credit crisis with higher total new issuances in 2012, the fourth straight year of higher new issuances. This positive momentum continued into 2013, with total new issuance volume in first quarter the highest quarterly total since 2007. Higher primary issuance resulted in increased credit availability within the commercial real estate market.

For consumer Other ABS, delinquency and loss rates have exhibited general stability after the credit crisis and done so at levels considered historically low. Relative strength in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.

As of June 30, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to CMBS aggregated to $1.6 billion, $1.5 billion and $1.9, respectively. As of December 31, 2012, the fair value, amortized cost and gross unrealized losses related to our exposure to CMBS aggregated to $1.8 billion, $1.6 billion and $3.0, respectively.

The following tables summarize our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Designation		ARO Ratings		Vintage
June 30, 2013
	1	99.3%	AAA	47.1%	2008	0.7%
	2	—%	AA	24.8%	2007	27.8%
	3	0.4%	A	9.9%	2006	36.4%
	4	0.3%	BBB	7.0%	2005 and prior	35.1%
	5	—%	BB and below	11.2%		100.0%
	6	—%		100.0%
		100.0%
December 31, 2012
	1	97.5%	AAA	47.6%	2008	0.6%
	2	1.8%	AA	25.4%	2007	28.8%
	3	0.4%	A	10.1%	2006	35.3%
	4	0.3%	BBB	7.3%	2005 and prior	35.3%
	5	—%	BB and below	9.6%		100.0%
	6	—%		100.0%
		100.0%

As of June 30, 2013, the fair value and amortized cost related to our exposure to Other ABS, excluding subprime exposure, aggregated to $482.9 and $470.3, respectively. As of June 30, 2013 there were $0.1 of gross unrealized losses related to Other ABS, excluding subprime exposure. As of December 31, 2012, we did not have any gross unrealized losses related to Other ABS, excluding subprime exposure. As of December 31, 2012, the fair value and amortized cost related to our exposure to Other ABS, excluding subprime exposure, aggregated to $491.9 and $476.1, respectively.

As of June 30, 2013, the Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated Collateralized loan obligations ("CLO") and automobile receivables, comprising 25.2%, 11.0% and 41.9%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2012, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated CLO and automobile receivables, comprising 29.2%, 11.2% and 36.6%, respectively, of total Other ABS, excluding subprime exposure.

The following tables summarize our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Designation		ARO Ratings		Vintage
June 30, 2013
	1	98.5%	AAA	93.8%	2013	0.6%
	2	0.6%	AA	2.0%	2012	21.8%
	3	—%	A	2.7%	2011	17.3%
	4	—%	BBB	0.6%	2010	4.1%
	5	—%	BB and below	0.9%	2009	6.0%
	6	0.9%		100.0%	2008	1.0%
		100.0%			2007 and prior	49.2%
						100.0%

December 31, 2012
	1	97.0%	AAA	92.5%	2012	18.0%
	2	2.2%	AA	1.0%	2011	17.1%
	3	—%	A	3.5%	2010	4.6%
	4	—%	BBB	2.2%	2009	6.0%
	5	—%	BB and below	0.8%	2008	3.1%
	6	0.8%		100.0%	2007	14.7%
		100.0%			2006 and prior	36.5%
						100.0%

Troubled Debt Restructuring

We seek to invest in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. We consider the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of June 30, 2013 and December 31, 2012, we did not have any new troubled debt restructurings.

During the three and six months ended June 30, 2013 and 2012, we did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

Mortgage Loans on Real Estate

Our mortgage loans on real estate are all commercial mortgage loans held for investment, which totaled $2.8 billion as of June 30, 2013 and December 31, 2012. The carrying value of these loans is reported at amortized cost, less impairment write-downs and allowance for losses.

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

We rate all commercial mortgages to quantify the level of risk. We place those loans with higher risk on a watch list and closely monitor these loans for collateral deficiency or other credit events that may lead to a potential loss of principal and/or interest. If we determine the value of any mortgage loan to be other-than-temporary impairments ("OTTI") (i.e., when it is probable that we will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan's effective interest rate, or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing an other-than-temporary write-down recorded in Net realized capital gains (losses) in the Condensed Statements of Operations.

The following table presents our investment in commercial mortgage loans as of the dates indicated:

	June 30, 2013	December 31, 2012
Commercial mortgage loans	$2,799.3	$2,836.2
Collective valuation allowance	(1.3)	(1.2)
Total net commercial mortgage loans	$2,798.0	$2,835.0

There were no impairments taken on the mortgage loan portfolio for the three and six months ended June 30, 2013 and 2012, respectively.

The following table presents the activity in the allowance for losses for all commercial mortgage loans for the periods indicated:

	June 30, 2013	December 31, 2012
Collective valuation allowance for losses, balance at January 1	$1.2	$1.5
Addition to / (reduction of) allowance for losses	0.1	(0.3)
Collective valuation allowance for losses, end of period	$1.3	$1.2
Our policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

Loan-to-value ("LTV") and debt service coverage ("DSC") ratios are measures commonly used to assess the risk and quality of commercial mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property's net income (loss) to its debt service payments. A DSC ratio of less than 1.0 indicates that a property's operations do not generate sufficient income to cover debt payments. These ratios are utilized as part of the review process described above. The LTV and DSC ratios as of the dates indicated are as presented below:

	June 30, 2013(1)	December 31, 2012(1)
Loan-to-Value Ratio:
0% - 50%	$507.2	$658.9
50% - 60%	823.8	848.0
60% - 70%	1,337.1	1,169.4
70% - 80%	121.7	149.4
80% and above	9.5	10.5
Total Commercial mortgage loans	$2,799.3	$2,836.2
(1) Balances do not include allowance for mortgage loan credit losses.

	June 30, 2013(1)	December 31, 2012(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$1,924.6	$1,970.9
1.25x - 1.5x	480.7	464.8
1.0x - 1.25x	272.5	259.2
Less than 1.0x	121.5	141.3
Total Commercial mortgage loans	$2,799.3	$2,836.2
(1) Balances do not include allowance for mortgage loan credit losses.

Other-Than-Temporary Impairments

We evaluate available-for-sale fixed maturities and equity securities for impairment on a regular basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value. See the Business, Basis of Presentation and Significant Accounting Policies Note of the Financial Statements in our Annual Report on Form 10-K for a policy used to evaluate whether the investments are other-than-temporarily impaired.

The following tables present our credit-related and intent-related impairments included in the Condensed Statements of Operations, excluding impairments included in Accumulated other comprehensive income (loss), by type for the periods indicated:

	Three Months Ended June 30,
	2013			2012
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate	$—		—	$0.5	1
Foreign(1)	—		—	0.3	1
Residential mortgage-backed	2.3		29	1.2	30
Commercial mortgage-backed	—		—	—	—
Other asset-backed	0.1		2	0.1	1
Total	$2.4		31	$2.1	33
(1) Primarily U.S. dollar denominated.
	Six Months Ended June 30,
	2013			2012
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate	$—		—	$0.5	1
Foreign(1)	—		—	0.7	3
Residential mortgage-backed	3.5		42	2.7	41
Commercial mortgage-backed	—	*	1	1.7	1
Other asset-backed	0.1		2	0.3	3
Total	$3.6		45	$5.9	49
(1) Primarily U.S. dollar denominated.
* Less than $0.1.

The above tables include $2.4 and $3.6 of write-downs related to credit impairments for the three and six months ended June 30, 2013, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Statements of Operations. There were no remaining write-downs for the three and six months ended June 30, 2013 related to intent impairments.

The above tables include $1.4 and $3.0 of write-downs related to credit impairments for the three and six months ended June 30, 2012, respectively, in Other-than-temporary impairments which are recognized in the Condensed Statements of Operations. The remaining $0.7 and $2.9 in write-downs for the three and six months ended June 30, 2012 are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended June 30,
	2013			2012
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate	$—		—	$0.4	1
Foreign(1)	—		—	0.3	1
Commercial mortgage-backed	—		—	—	—
Other asset-backed	—		—	—	—
Total	$—		—	$0.7	2
(1) Primarily U.S. dollar denominated.
	Six Months Ended June 30,
	2013			2012
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate	$—		—	$0.4	1
Foreign(1)	—		—	0.7	3
Commercial mortgage-backed	—	*	1	1.7	1
Other asset-backed	—		—	0.1	1
Total	$—	*	1	$2.9	6
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

The fair value of fixed maturities with OTTI as of June 30, 2013 and December 31, 2012 was $1.9 billion and $2.2 billion, respectively.

During the three and six months ended June 30, 2013, the primary source of credit-related OTTI was write-downs recorded in the RMBS sector on securities collateralized by Alt-A residential mortgage-backed securities.

Net Investment Income

Net investment income was as presented below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Fixed maturities	$264.1	$285.9	$527.7	$585.2
Equity securities, available-for-sale	0.6	1.0	1.3	1.8
Mortgage loans on real estate	40.0	44.6	79.2	86.7
Policy loans	1.5	1.5	3.1	2.9
Short-term investments and cash equivalents	0.1	0.1	0.1	0.3
Other	11.7	(4.8)	21.8	10.7
Gross investment income	318.0	328.3	633.2	687.6
Less: Investment expenses	12.6	13.1	25.1	26.4
Net investment income	$305.4	$315.2	$608.1	$661.2

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

Net realized capital gains (losses) were as presented below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Fixed maturities, available-for-sale, including securities pledged	$(14.2)	$17.8	$(8.3)	$81.3
Fixed maturities, at fair value option	(38.2)	(3.1)	(59.9)	(26.4)
Equity securities, available-for-sale	(0.1)	(0.1)	0.1	(0.1)
Derivatives	(670.6)	999.0	(1,739.0)	(622.4)
Embedded derivatives - fixed maturities	(11.3)	2.5	(16.6)	(0.9)
Embedded derivatives - product guarantees	354.6	(562.5)	666.8	(290.2)
Other investments	—	2.1	(0.1)	0.7
Net realized capital gains (losses)	$(379.8)	$455.7	$(1,157.0)	$(858.0)

Sale of Certain Alternative Investments

On June 4, 2012, we entered into an agreement to sell certain general account private equity limited partnership investment interest holdings with a carrying value of $146.1 as of March 31, 2012 to a group of private equity funds that are managed by Pomona Management LLC, our affiliate. The transaction resulted in a net pretax loss of $16.9 in the second quarter of 2012 reported in Net investment income on the Statements of Operations. The transaction closed in two tranches with the first tranche closed on June 29, 2012 and the second tranche closed on October 29, 2012. Consideration received included $8.2 of promissory notes due in two equal installments at December 13, 2013 and 2014. In connection with these promissory notes, ING U.S., Inc. unconditionally guarantees payment of the notes in the event of any default of payments due. No additional loss was incurred on the second tranche since the fair value of the alternative investments was reduced to the agreed-upon sale price as of June 30, 2012.

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

As of June 30, 2013, we had $300.0 of exposure to peripheral Europe, which consists of a broadly diversified portfolio of credit-related investments solely in the industrial and utility sectors. We had no fixed maturity and equity securities exposure to peripheral European sovereigns or financial institutions based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Italy of $78.1, Ireland of $119.7 and Spain of $102.2. We had no exposure to Greece or Portugal. As of June 30, 2013, there was $0.7 derivative assets exposure to financial institutions in peripheral Europe. For purposes of calculating the derivative assets exposure, we had aggregated exposure to single name and portfolio product CDS, as well as all non-CDS derivative exposure for which we either had counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $2.4 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of June 30, 2013, our sovereign exposure was $103.3, which consists of fixed maturities. We also had $273.8 in net exposure to non-peripheral financial institutions with a concentration in the United Kingdom of $84.2, France of $60.3 and Switzerland of $28.9. The balance of $2.0 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration to the United Kingdom of $851.3 and the Netherlands of $391.8, we had significant non-peripheral European total country exposures to Switzerland of $169.0, Germany of $224.7 and France of $250.1. We place additional scrutiny on our financial exposure in the United Kingdom, France and Switzerland given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, should the European crisis worsen or fail to be resolved.

The following table represents our European exposures at fair value and amortized cost as of June 30, 2013.

	Fixed Maturity and Equity Securities					Derivative Assets					Net Non-U.S. Funded at June 30, 2013 (1)
	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)	Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin & Collateral	Total, (Fair Value)
Ireland	$—	$—	$119.0	$119.0	$112.1	$—	$0.7	$—	$—	$0.7	$119.7
Italy	—	—	78.1	78.1	74.4	—	—	—	—	—	78.1
Spain	—	—	102.2	102.2	97.6	—	—	—	—	—	102.2
Total Peripheral Europe	—	—	299.3	299.3	284.1	—	0.7	—	—	0.7	300.0

France	—	43.3	189.8	233.1	219.4	—	25.4	—	8.4	17.0	250.1
Germany	—	7.6	208.9	216.5	206.1	—	8.2	—	—	8.2	224.7
Norway	—	0.6	121.2	121.8	116.3	—	—	—	—	—	121.8
Netherlands	—	78.3	313.5	391.8	364.3	—	—	—	—	—	391.8
Switzerland	—	21.1	140.1	161.2	149.6	—	7.1	—	(0.7)	7.8	169.0
United Kingdom	—	74.3	767.1	841.4	806.8	—	2.8	—	(7.1)	9.9	851.3
Other non-peripheral(2)	103.3	5.7	272.5	381.5	360.3	—	—	—	—	—	381.5
Total Non-Peripheral Europe	103.3	230.9	2,013.1	2,347.3	2,222.8	—	43.5	—	0.6	42.9	2,390.2
Total	$103.3	$230.9	$2,312.4	$2,646.6	$2,506.9	$—	$44.2	$—	$0.6	$43.6	$2,690.2
(1) Represents: (i) Fixed maturity and equity securities at fair value; and (ii) Derivative assets at fair value.
(2) Other non-peripheral countries include: Austria, Belgium, Bulgaria, Croatia, Denmark, Finland, Hungary, Iceland, Kazakhstan, Latvia, Lithuania, Luxembourg, Russian Federation, Slovakia, Sweden and Turkey.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business.  We maintain the following agreements:

•
A reciprocal loan agreement with ING U.S., Inc. an affiliate, whereby either party can borrow from the other up to 3.0% of our statutory net admitted assets, excluding Separate Accounts, as of the prior December 31. As of June 30, 2013 and December 31, 2012, we did not have any outstanding receivable/payable from/to ING U.S., Inc. under the reciprocal loan agreement. We and ING U.S., Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above.

•
We hold approximately 52.4% of our assets in marketable securities.  These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and CMO and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into reverse repurchase, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral.  Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to reverse repurchase, dollar roll programs and securities lending.  At the time a temporary cash need arises, the actual percentage of admitted assets available for reverse repurchase transactions will depend upon outstanding allocations to the three programs. As of June 30, 2013, we had securities lending collateral assets of $89.6, which represents approximately 0.1% of our general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the six months ended June 30, 2013 and 2012, we did not receive any capital contributions from our Parent.

During the six months ended June 30, 2013, following receipt of required approval from our domiciliary state insurance regulator and consummation of the IPO of ING U.S., Inc., we paid a return of capital distribution of $230.0 to our Parent. During the six months ended June 30, 2012, following receipt of required approval from our domiciliary state insurance regulator, we paid a return of capital distribution of $250.0 to our Parent.

On May 8, 2013, we reset, on a one-time basis, our negative unassigned funds account as of December 31, 2012 (as reported in our 2012 statutory annual statement) to zero (with an offsetting reduction in gross paid-in capital and contributed surplus). The reset was made pursuant to a permitted practice in accordance with statutory accounting practices granted by the Iowa Insurance Division. This permitted practice has no impact on our total capital and surplus and has been reflected in our second quarter statutory financial statements.

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

Also effective June 30, 2008, we entered into a services agreement with SLDI, under which we provide certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement. For the three and six months ended June 30, 2013, revenue related to the agreement was $3.0 and $6.1, respectively. For the three and six months ended June 30, 2012, revenue related to the agreement was $2.9 and $6.0, respectively.

Effective July 1, 2009, the reinsurance agreement was amended and restated to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to us and we deposited these assets into a funds withheld trust account.  As of June 30, 2013, the assets on deposit in the trust account were $4.6 billion.  We also established a corresponding funds withheld liability to SLDI, which is included in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets. Funds held under reinsurance treaties with affiliates had a balance of $4.6 billion and $3.6 billion, as of June 30, 2013 and December 31, 2012, respectively. In addition, as of June 30, 2013 and December 31, 2012, we had an embedded derivative with a value of $27.1 and $293.6, respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets.

Also effective July 1, 2009, we and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account. SLDI has retained its affiliate, ING Investment Management LLC, as subadviser for the funds withheld account.

Effective October 1, 2011, we and SLDI entered into an amended and restated automatic reinsurance agreement in order to provide more flexibility to us and SLDI with respect to the collateralization of the reserves related to the variable annuity guaranteed living benefits reinsured under the agreement. As of June 30, 2013 and December 31, 2012, reserves ceded by us under this agreement were $2.2 billion and $2.1 billion, respectively.  In addition, a deferred loss in the amount of $334.6 and $343.9 as of June 30, 2013 and December 31, 2012, respectively, is included in Other assets on the Condensed Balance Sheets and is amortized over the period of benefit.

On May 8, 2013, following the ING U.S., Inc. IPO, ING U.S., Inc. made a capital contribution in the amount of $1.8 billion into SLDI, which SLDI deposited into the funds withheld trust account established to provide collateral for the variable annuity guaranteed living benefit riders ceded to SLDI under the amended and restated automatic reinsurance agreement. Upon deposit of such contributed capital into the funds withheld trust, we submitted to ING Bank N.V. ("ING Bank") $1.5 billion of contingent capital letters of credit ("LOC") issued by ING Bank under the $1.5 billion contingent capital LOC facility between ING Bank and SLDI, and the contingent capital LOCs were canceled and the facility was terminated.

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

Company	A.M. Best	Fitch	Moody's	S&P
ING USA Annuity & Life Insurance
Financial Strength Rating	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A- (3 of 9)
Short-term Issuer Credit Rating	NR	NR	P-2 (2 of 4)	A-2 (2 of 8)

Rating Agency	Financial Strength Rating Scale
A.M. Best(1)	"A++" to "S"
Fitch(2)	"AAA" to "C"
Moody’s(3)	"Aaa" to "C"
S&P(4)	"AAA" to "R"
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

Ratings actions affirmation and outlook changes by A.M. Best, Fitch, Moody's and S&P from January 1, 2013 through August 12, 2013 are as follows:

•	On July 8, 2013, Fitch affirmed the A- insurer financial strength ratings of ING U.S., Inc.'s operating subsidiaries, including us.

•	On June 14, 2013, A.M. Best affirmed the A financial strength ratings of ING U.S., Inc.'s operating subsidiaries, including us.

•	On May 14, 2013, S&P affirmed the A- financial strength ratings of ING U.S., Inc.'s operating subsidiaries, including us under its revised insurance criteria.

•	On May 14, 2013, Moody's affirmed the A3 insurance financial strength ratings of ING U.S., Inc.'s operating subsidiaries, including us.

•	On May 6, 2013, following the announcement by ING U.S., Inc. that it completed the recent IPO, Moody's commented that the completion of the IPO is credit positive for ING U.S., Inc.

•	On May 2, 2013, S&P said that ING U.S., Inc.'s announcement that it priced its IPO will not affect the ratings or outlook on ING U.S., Inc. or any of its rated insurance subsidiaries, including us.

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

The guaranteed value of these death benefits in excess of account values, as of the dates indicated, was estimated to be as follows:

June 30, 2013
Net amount at risk, before reinsurance	$6,960.4
Net amount at risk, net of reinsurance	6,350.8
December 31, 2012
Net amount at risk, before reinsurance	$7,623.2
Net amount at risk, net of reinsurance	6,920.6

The decrease in the guaranteed value of these death benefits was primarily driven by favorable equity market performance during 2013.

The additional liabilities recognized related to GMDB's, as of the dates indicated, were as follows:

June 30, 2013
Separate account liability	$39,865.9
Additional liability balance	461.9
December 31, 2012
Separate account liability	$39,799.1
Additional liability balance	488.0

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

The following guaranteed living benefits information is as of the dates indicated:

	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
	June 30, 2013
Net amount at risk, before reinsurance	$29.4	$3,698.5
Net amount at risk, net of reinsurance	29.4	—
	December 31, 2012
Net amount at risk, before reinsurance	$38.4	$5,219.1
Net amount at risk, net of reinsurance	38.4	—

The net amount at risk for the reinsured living benefits is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contract holder over the current account value. The methodology used to calculate the net amount at risk partially reflects the current interest rate environment and also includes a provision for the expected mortality of the clients covered by these living benefits. The decrease in the net amount at risk of these living benefits from December 31, 2012 to June 30, 2013 was primarily driven by favorable market performance during 2013.

The net amount at risk for the non-reinsured living benefits is equal to the guaranteed value of these benefits in excess of the account values, which is reflected in the table above.

The separate account liabilities subject to the requirements for additional reserve liabilities under ASC Topic 944 for minimum guaranteed benefits and the additional liabilities recognized related to minimum guarantees, by type, as of the dates indicated were as follows:

	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
	June 30, 2013
Separate account liability	$899.0	$29,912.4
Additional liability balance, net of reinsurance	49.4	834.4
	December 31, 2012
Separate account liability	$954.1	$29,753.4
Additional liability balance, net of reinsurance	76.0	1,511.8

As of June 30, 2013 and December 31, 2012, the above additional liabilities for non-reinsured living benefits recorded by us, net of reinsurance, represent the estimated net present value of our future obligations for these benefits. The above additional liabilities for reinsured living benefits recorded by us, net of reinsurance, represent the present value of future claims less the present value of future attributed fees (GMWBLs) or the benefits ratio approach (GMIBs), less the reinsurance ceded reserve calculated under Accounting Standards Codification Topic 944. The additional liability for GMIBs was zero. The entire decrease in the additional liability balance for reinsured living benefits corresponds to the GMWBL liability which decreased mainly due to favorable market performance and increasing interest rates during the year.

Hedging of Variable Annuity Guaranteed Benefits

We primarily mitigate variable annuity market risk exposures through hedging, including hedging for the risks retained by us as well as hedging on behalf of SLDI under the combined coinsurance and coinsurance funds withheld agreement. Market risk arises primarily from the minimum guarantees within the variable annuity products, whose economic costs are primarily dependent on future equity market returns, interest rate levels, equity volatility levels and policyholder behavior. The variable annuity guarantee hedge program is used to mitigate our exposure to equity market and interest rate changes and seeks to ensure that the required assets are available to satisfy future death benefit and living benefit obligations. While the variable annuity guarantee hedge program does not explicitly hedge statutory or U.S. GAAP reserves, as markets move up or down, in aggregate the returns generated by the variable annuity hedge program will significantly offset the statutory and U.S. GAAP reserve changes due to market movements.

The objective of the guarantee hedge program is to offset changes in equity market returns for most minimum guaranteed death benefits and all guaranteed living benefits, while also providing interest rate protection for certain minimum guaranteed living benefits. We hedge the equity market exposure using a hedge target set using market consistent valuation techniques for all guaranteed living benefits and most death benefits. We also hedge a portion of the interest rate risk in our GMWB/GMAB/GMWBL blocks using a market consistent valuation hedge target. We do not hedge interest rate risks for our GMIB or GMDB primarily because doing so would result in volatility in our regulatory capital that exceeds our tolerances and, secondarily, because doing so would produce additional volatility in U.S. GAAP financial statements. These hedge targets may change over time with market movements, changes in regulatory and rating agency capital, available collateral and our risk tolerance. For example, in June, 2013, we reduced the amount of interest rate hedging for the GMWB/GMAB/GMWBL blocks so as to reduce the impact of interest rate movements on regulatory and rating agency capital.

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

Interest rate swaps are used to mitigate a portion of the impact of interest rates changes on the economic liabilities associated with certain minimum guaranteed living benefits.

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

Variable Annuity Capital Hedge Overlay Program

Variable annuity guaranteed benefits are hedged based on their economic or fair value; however, the statutory reserves and rating agency required assets are not based on a market value. When equity markets decrease, the statutory reserve and rating agency required assets for the variable annuity guaranteed benefits can increase more quickly than the value of the derivatives held under the guarantee hedging program. This causes regulatory reserves to increase and rating agency capital to decrease. The Capital Hedge Overlay strategy is intended to mitigate equity risk to the regulatory and rating agency capital of ING U.S., Inc. The hedge is executed through the purchase and sale of equity index futures and is designed to limit the uncovered reserve and rating agency capital increase in an immediate down equity market scenario to an amount we believe prudent for ING U.S., Inc. This amount will change over time with market movements, changes in regulatory and rating agency capital and our risk tolerance.

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

In addition, we have entered into two coinsurance with funds withheld arrangements that each contain an embedded derivative, the fair value which is based on the change in the fair value of the underlying assets held in trust. The embedded derivative within the coinsurance funds withheld arrangement is included in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets and changes in the fair value are recorded in Interest credited and other benefits to contract owners/policyholders in the Condensed Statements of Operations.

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

Income Taxes

Income tax obligations include the allowance on unrecognized tax benefits related to IRS tax audits and state tax exams that have not been completed.  The timing of the payment of the unrecognized tax benefit of $2.7 cannot be reliably estimated.

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, see the Business, Basis of Presentation and Significant Accounting Policies Note to the Condensed Consolidated Financial Statements, in Part I, Item 1. of this Form 10-Q.

Contingencies

For information regarding other contingencies related to legal proceedings, regulatory matters and other contingencies involving us, see the Commitments and Contingencies Note to the Condensed Financial Statements included in Part I, Item1.

Legislative and Regulatory Developments

Supreme Court Decision regarding Defense of Marriage Act

Before June 26, 2013, pursuant to Section 3 of the Defense of Marriage Act ("DOMA"), same-sex marriages were not recognized for purposes of federal law. On that date, the United States Supreme Court held in United States v. Windsor that Section 3 of DOMA is unconstitutional. The Windsor decision affects over 1,000 federal laws and regulations, many of which touch upon our services and procedures. The appropriate legal and regulatory authorities need to provide further guidance regarding the open questions created by the Windsor decision. Although we recognize that certain changes will be required, we cannot predict with certainty how new regulations will impact our business, results of operations, cash flows or financial condition. The Windsor decision also creates potential inconsistencies in the application of federal and state tax laws, including how tax withholding is computed. Future guidance from the Internal Revenue Service and state tax authorities may resolve these inconsistencies, and it is possible that significant changes will be required to our tax reporting and withholding systems as a result.

Regulatory Proposals

In the fourth quarter of 2011, the Department of Labor ("DOL") withdrew proposed regulations that would more broadly define the circumstances under which a person is considered to be a "fiduciary" by reason of giving investment advice to an employee benefit plan or a plan's participants. In early July 2013, the DOL announced that it would re-propose these regulations, under the revised general topic of conflicts of interest under the Employee Retirement Income Security Act of 1974 ("ERISA") pertaining to investment advice. The new proposed regulation is estimated for release in November 2013. We cannot predict with any certainty what will be contained in the re-proposed regulations, but they could alter the way our products and services are marketed and sold to ERISA plans and their plan participants and to purchasers of individual retirement accounts and individual retirement annuities. The Securities and Exchange Commission ("SEC") has also indicated it may propose rules creating a uniform fiduciary standard of conduct applicable to broker-dealers and registered investment advisers which, if adopted, may affect the distribution of our products. Should the SEC rules, if adopted, not align with any reissued and finalized DOL regulations related to conflicts of interest in the provision of investment advice, the distribution of our products could be further complicated.

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

Annuity products that we sell currently benefit from one or more forms of tax favored status under current federal tax law. However, it is likely that looming federal deficits will generate numerous revenue raising proposals, including those directed at the life insurance industry and its products. Such measures could include federal tax changes that reduce the amount an individual can contribute on a pre-tax basis to a tax-deferred product (either directly by reducing current limits or indirectly by changing the tax treatment of such contributions from exclusions to deductions) or that limit an individual's aggregate amount of tax-deferred savings, which could make our retirement products less attractive to customers. Over the years, the life insurance industry has contended with proposals either to limit, or repeal, the continued tax deferral afforded to the "inside build-up" associated with life insurance and annuity products. While countering any such revenue proposal is a top industry priority, if such a proposal should be made, we cannot predict its scope, effect or likelihood of outcome.

One such recent measure is the American Taxpayer Relief Act of 2012 which was passed to avert the "fiscal cliff" and made permanent the marginal income tax rates for individuals, as well as the estate tax threshold and applicable rate. Although we do not consider it likely that Congress will revisit these rates in the short term, it is likely to pursue spending cuts (which may take the form of reducing or eliminating tax preferences associated with our industry and products) to offset mandatory spending cuts, as part of any negotiations to raise the federal borrowing limit and as part of funding the federal government when the current continuing resolution expires. Congress may also consider the same types of spending cuts and revenue raising options on an even larger scale later in 2013 or 2014 if it pursues comprehensive tax reform premised on the notion of reducing corporate and personal rates by reducing tax preferences. We also believe that states that stand to lose tax revenue of their own will exert pressure on the federal government not to enact additional measures as part of comprehensive tax reform that would negatively impact them further. Such a situation may result in even more pressure on raising revenue from tax preferences associated with our Company and products.

Additionally, we are subject to federal corporation income tax and benefits from certain federal tax provisions, including but not limited to, dividends received deductions, various tax credits and insurance reserve deductions. Due in large part to the financial crisis, there continues to be an increased risk that changes to federal tax law could be enacted and could result in materially higher corporate taxes than would be incurred under existing tax law and adversely impact profitability. Also, interpretation and enforcement of existing tax law could change and could be applied to us as part of an Internal Revenue Service ("IRS") examination and adversely impact our capital position. Although the specific form of any such potential legislation is uncertain, it could include lessening or eliminating some or all of the tax advantages currently benefiting us or our policyholders, including but not limited to, those mentioned above or imposing new costs.

The level of interest rates may adversely affect our profitability, particularly in the event of a period of sustained low interest rate or a period of rapidly increasing interest rates.

Changes in prevailing interest rates may negatively affect our business including the level of net interest margin we earn. In a period of changing interest rates, interest expense may increase and interest credited to policyholders may change at different rates than the interest earned on assets. Accordingly, changes in interest rates could decrease net interest margin. Changes in interest rates may negatively affect the value of our assets and our ability to realize gains or avoid losses from sale of those assets, all of which also ultimately affect earnings. In addition, our insurance and annuity products and certain of our retirement and investment products are sensitive to inflation rate fluctuations. A sustained increase in the inflation rate in our principal markets may also negatively affect our business, financial condition and results of operation. For example, a sustained increase in the inflation rate may result in an increase in nominal market interest rates. A failure to accurately anticipate higher inflation and factor it into our product pricing assumptions may result in mispricing of our products, which could materially and adversely impact our results of operations.

During periods of declining interest rates or a prolonged period of low interest rates, life insurance and annuity products may be relatively more attractive to consumers due to minimum guarantees that are frequently mandated by regulators, resulting in increased premium payments on products with flexible premium features and a higher percentage of insurance and annuity contracts remaining in force from year-to-year than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and asset liability cash flow mismatches. A decrease in interest rates or a prolonged period of low interest rates may also require additional provisions for guarantees included in life insurance and annuity contracts, as the guarantees become more valuable to policyholders. During a period of decreasing interest rates or a prolonged period of low interest rates, our investment earnings may decrease because the interest earnings on our recently purchased fixed income investments will likely have declined in parallel with market interest rates. In addition, a prolonged low interest rate period may result in higher costs for certain derivative instruments that may be used to hedge certain of our product risks. Residential mortgage-backed securities and callable fixed income securities in our investment portfolios will be more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates. Consequently, we may be required to reinvest the proceeds in securities bearing lower interest rates. Accordingly, during periods of declining interest rates, our profitability may suffer as the result of a decrease in the spread between interest rates credited to policyholders and contract owners and returns on our investment portfolios. An extended period of declining interest rates or a prolonged period of low interest rates may also cause us to change our long-term view of the interest rates that we can earn on our investments. Such a change in our view would cause us to change the long-term interest rate that we assume in our calculation of insurance assets and liabilities under U.S. generally accepted accounting principles. This revision would result in increased reserves, accelerated amortization of deferred policy acquisition costs ("DAC") and other unfavorable consequences. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and an extended period of low interest rates may increase the statutory capital we are required to hold and the amount of assets we must maintain to support statutory reserves.

We believe a continuation of the current low interest rate environment would also negatively affect our financial performance as a result of (1) lower investment income, as we invest new premiums and reinvest proceeds from maturing investments at rates lower than the yield on our current investment portfolio, and (2) higher amortization of DAC and value of business acquired. We believe reduced crediting rates offset the lower investment income, but that such reductions would only be partially effective due to the presence of minimum credited rates on many of our products. Under this scenario, we do not currently expect that loss recognition testing will result in charges to net income. In addition, we expect that a continuation of the current low interest rate environment could reduce our Company's risk-based capital ratio in an amount that could be material.

Conversely, in periods of rapidly increasing interest rates, policy loans, withdrawals from, and/or surrenders of, life insurance and annuity contracts and certain guaranteed investment contracts may increase as policyholders choose to seek higher investment returns. Obtaining cash to satisfy these obligations may require us to liquidate fixed income investments at a time when market prices for those assets are depressed because of increases in interest rates. This may result in realized investment losses. Regardless of whether we realize an investment loss, such cash payments would result in a decrease in total invested assets and may decrease our net income and capitalization levels. Premature withdrawals may also cause us to accelerate amortization of DAC, which would also reduce our net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio by, for example, decreasing the estimated fair values of the fixed income securities within our investment portfolio. An increase in market interest rates could also create a significant collateral posting requirement associated with our interest rate hedge programs, which could materially and adversely affect liquidity. In addition, an increase in market interest rates could require us to pay higher interest rates on debt securities we may issue in the financial markets from time to time to finance our operations, which would increase our interest expenses and reduce our results of operations. Lastly, an increase in interest rates could result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds.

Our businesses are heavily regulated, and changes in regulation in the United States, enforcement actions and regulatory investigations may reduce profitability.

Our operations are subject to comprehensive regulation and supervision throughout the United States. State insurance laws regulate most aspects of our insurance business and we are regulated by the insurance department of our state of domicile, Iowa. The primary purpose of state regulation is to protect policyholders, and not necessarily to protect creditors and investors.

State insurance guaranty associations have the right to assess insurance companies doing business in their state in order to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, liabilities we have currently established for these potential assessments may not be adequate.

State insurance regulators and the National Association of Insurance Commissioners ("NAIC") regularly reexamine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and could materially and adversely affect our business, results of operations or financial condition. For example, in October 2011, the NAIC established a subgroup to study insurers' use of captives and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations, and to establish appropriate regulatory requirements to address concerns identified in the study. Additionally, in June 2013, the New York State Department of Financial Services (the "NYDFS") released a report critical of certain captive reinsurance structures and calling, in part, for other state regulators to adopt a moratorium on approving such structures pending further review by state and federal regulators. We cannot predict what actions and regulatory changes will result from the NAIC study or the NYDFS report and what impact such changes will have on our financial condition and results of operations.

Insurance regulators have implemented, or begun to implement significant changes in the way in which insurers must determine statutory reserves and capital, particularly for products with contractual guarantees such as variable annuities and universal life policies, and are considering further potentially significant changes in these requirements.

In addition, state insurance regulators are becoming more active in adopting and enforcing suitability standards with respect to sales of fixed and indexed annuities. In particular, the NAIC has adopted a revised Suitability in Annuity Transactions Model Regulation ("SAT"), which will, if enacted by the states, place new responsibilities upon issuing insurance companies with respect to the suitability of annuity sales, including responsibilities for training agents. Several states have already enacted laws based on the SAT.

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

Item 5.    Other Information

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which was signed into law on August 10, 2012, added a new subsection (r) to Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which requires us to disclose whether the Company or any of its affiliates, including ING Groep N.V. ("ING Group") or its affiliates has engaged during the quarter ended June 30, 2013 in certain Iran-related activities, including any transaction or dealing with the Government of Iran that is not conducted pursuant to a specific authorization of the U.S. Government.

Neither ING U.S., Inc. nor any of its subsidiaries, including the Company have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended June 30, 2013. The disclosure below relates solely to a limited legacy portfolio of guarantees, accounts, loans and relationships maintained by ING Bank N.V. ("ING Bank"), a subsidiary of ING Group and therefore an affiliate of ING U.S., Inc. and the Company and does not relate to any activities conducted by ING U.S., Inc. or its subsidiaries, including the Company, or involve the management of ING U.S., Inc. or its subsidiaries, including the Company.

Other than the transactions described below, at no time during the quarter ended June 30, 2013, did ING Group or any of its affiliates knowingly conduct or engage in any activities that would require disclosure to the U.S. Securities and Exchange Commission pursuant to Section 13(r) of the Exchange Act. ING Bank maintains a limited legacy portfolio of guarantees, accounts and loans that involve various entities owned by the Government of Iran. ING Bank also has limited legacy relationships with certain persons who are designated under Executive Orders 13224 and 13382. These positions remain on the books, but accounts related thereto may be 'frozen' under applicable laws and procedures. In such cases, any interest or other payments ING Bank is legally required to make in connection with said positions are made into 'frozen' accounts. Funds can only be withdrawn by relevant parties from these 'frozen' accounts after due regulatory consent from the relevant competent authorities. ING Bank has strict controls in place to ensure that no unauthorized account activity takes place while the account is 'frozen'. ING Bank may receive loan repayments, but all legacy loan repayments received by ING Bank have been duly authorized by relevant competent authorities. For the three months ended June 30, 2013, ING Bank had gross revenues of approximately $125.4 thousand related to these activities. ING Bank estimates that it had net profit of approximately $121.2 thousand related to these activities. ING Bank intends to terminate each of the legacy positions as the nature thereof and applicable law permits.

Item 6.    Exhibits

See Exhibit Index on pages 93 - 94 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 12, 2013	ING USA Annuity and Life Insurance Company
(Date)	(Registrant)

	By: /s/	Christina K. Hack
Christina K. Hack Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

ING USA ANNUITY AND LIFE INSURANCE COMPANY (the "Company")

Exhibit Index
Exhibit Number	Description of Exhibit
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

[1]
In accordance with Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 to this Form 10-Q are furnished and shall not be deemed to be "filed" for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended (the "Securities Act"), nor will they be deemed filed for purposes of Section 18 of the Securities Exchange Act, as amended (the "Exchange Act"), or otherwise subject to the liability of such sections, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

+ Filed herewith.

