Form 10-Q
period 2013-09-30
ING USA ANNUITY & LIFE INSURANCE CO
filed 2013-11-12
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of Common Stock, $10 par value, as of November 8, 2013, are authorized, issued and outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE:  WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Form 10-Q for the period ended September 30, 2013

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

PART I.    FINANCIAL INFORMATION (UNAUDITED)

Item 1.    Financial Statements

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Balance Sheets
September 30, 2013 (Unaudited) and December 31, 2012
(In millions, except share data)

	September 30, 2013	December 31, 2012
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $21,092.3 at 2013 and $18,560.6 at 2012)	$22,042.8	$20,586.6
Fixed maturities, at fair value using the fair value option	378.3	326.7
Equity securities, available-for-sale, at fair value (cost of $3.7 at 2013 and $26.4 at 2012)	6.6	29.8
Short-term investments	1,112.5	2,686.6
Mortgage loans on real estate, net of valuation allowance of $1.2 at 2013 and 2012	2,792.6	2,835.0
Policy loans	96.9	101.8
Limited partnerships/corporations	148.1	166.9
Derivatives	329.2	1,381.3
Other investments	72.8	80.7
Securities pledged (amortized cost of $766.5 at 2013 and $684.7 at 2012)	776.3	714.0
Total investments	27,756.1	28,909.4
Cash and cash equivalents	146.0	295.6
Short-term investments under securities loan agreement, including collateral delivered	117.6	138.9
Accrued investment income	226.2	208.7
Receivable for securities sold	38.5	7.5
Premium receivable	24.9	30.9
Deposits and reinsurance recoverable	3,432.1	4,014.7
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	3,069.3	3,738.2
Due from affiliates	30.9	37.0
Deferred income taxes	53.9	—
Other assets	344.8	370.0
Assets held in separate accounts	40,844.3	39,799.1
Total assets	$76,084.6	$77,550.0

The accompanying notes are an integral part of these Condensed Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Balance Sheets
September 30, 2013 (Unaudited) and December 31, 2012
(In millions, except share data)

	September 30, 2013	December 31, 2012
Liabilities and Shareholder’s Equity
Future policy benefits and contract owner account balances	$25,527.5	$27,094.2
Payable for securities purchased	26.2	0.2
Payables under securities loan agreement, including collateral held	135.3	905.5
Long-term debt	435.0	435.0
Due to affiliates	101.8	64.1
Funds held under reinsurance treaties with affiliates	4,463.8	4,082.9
Derivatives	545.5	798.6
Current income tax payable to Parent	75.6	22.6
Deferred income taxes	—	32.9
Other liabilities	189.0	182.8
Liabilities related to separate accounts	40,844.3	39,799.1
Total liabilities	72,344.0	73,417.9

Shareholder’s equity:
Common stock (250,000 shares authorized, issued and outstanding; $10 per share value)	2.5	2.5
Additional paid-in capital	5,525.6	5,755.5
Accumulated other comprehensive income (loss)	522.3	634.2
Retained earnings (deficit)	(2,309.8)	(2,260.1)
Total shareholder’s equity	3,740.6	4,132.1
Total liabilities and shareholder’s equity	$76,084.6	$77,550.0

The accompanying notes are an integral part of these Condensed Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Statements of Operations
For the Three and Nine Months Ended September 30, 2013 and 2012 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Net investment income	$339.1	$317.5	$947.2	$978.7
Fee income	212.8	196.8	621.9	609.8
Premiums	102.1	112.0	339.6	341.9
Net realized capital gains (losses):
Total other-than-temporary impairments	(1.9)	(3.5)	(6.2)	(12.1)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(0.4)	(0.2)	(1.1)	(2.9)
Net other-than-temporary impairments recognized in earnings	(1.5)	(3.3)	(5.1)	(9.2)
Other net realized capital gains (losses)	(464.3)	(208.9)	(1,617.7)	(1,061.0)
Total net realized capital gains (losses)	(465.8)	(212.2)	(1,622.8)	(1,070.2)
Other revenue	7.3	7.3	23.2	27.6
Total revenues	195.5	421.4	309.1	887.8
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	(344.7)	(173.5)	(1,404.8)	304.8
Operating expenses	109.7	106.3	335.4	332.0
Net amortization of deferred policy acquisition costs and value of business acquired	284.9	238.5	1,230.1	284.6
Interest expense	7.1	7.9	21.1	23.5
Other expense	14.6	4.4	25.9	20.9
Total benefits and expenses	71.6	183.6	207.7	965.8
Income (loss) before income taxes	123.9	237.8	101.4	(78.0)
Income tax expense (benefit)	62.8	45.6	151.1	(27.4)
Net income (loss)	$61.1	$192.2	$(49.7)	$(50.6)

The accompanying notes are an integral part of these Condensed Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2013 and 2012 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$61.1	$192.2	$(49.7)	$(50.6)
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	3.0	266.8	(214.3)	469.1
Other-than-temporary impairments	4.3	6.2	15.8	13.3
Pension and other postretirement benefits liability	(0.1)	(0.1)	(0.2)	(0.2)
Other comprehensive income (loss), before tax	7.2	272.9	(198.7)	482.2
Income tax expense (benefit) related to items of other comprehensive income (loss)	(14.8)	200.5	(86.8)	289.3
Other comprehensive income (loss), after tax	22.0	72.4	(111.9)	192.9
Comprehensive income (loss)	$83.1	$264.6	$(161.6)	$142.3

The accompanying notes are an integral part of these Condensed Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Statements of Changes in Shareholder’s Equity
For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2013	$2.5	$5,755.5	$634.2	$(2,260.1)	$4,132.1
Comprehensive income (loss):
Net income (loss)	—	—	—	(49.7)	(49.7)
Other comprehensive income (loss), after tax	—	—	(111.9)	—	(111.9)
Total comprehensive income (loss)					(161.6)
Distribution of capital	—	(230.0)	—	—	(230.0)
Employee related benefits	—	0.1	—	—	0.1
Balance at September 30, 2013	$2.5	$5,525.6	$522.3	$(2,309.8)	$3,740.6

Balance at January 1, 2012	$2.5	$5,971.6	$245.1	$(2,083.1)	$4,136.1
Comprehensive income (loss):
Net income (loss)	—	—	—	(50.6)	(50.6)
Other comprehensive income (loss), after tax	—	—	192.9	—	192.9
Total comprehensive income (loss)					142.3
Distribution of capital	—	(250.0)	—	—	(250.0)
Employee related benefits	—	33.7	—	—	33.7
Balance at September 30, 2012	$2.5	$5,755.3	$438.0	$(2,133.7)	$4,062.1

The accompanying notes are an integral part of these Condensed Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$3,855.9	$1,375.0
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	4,329.5	5,955.3
Equity securities, available-for-sale	9.0	2.7
Mortgage loans on real estate	541.2	416.9
Limited partnerships/corporations	72.3	77.6
Acquisition of:
Fixed maturities	(7,110.2)	(4,432.4)
Equity securities, available-for-sale	(0.5)	(2.6)
Mortgage loans on real estate	(498.8)	(188.0)
Limited partnerships/corporations	(13.5)	(22.6)
Derivatives, net	(1,540.9)	(1,366.2)
Short-term investments, net	1,574.1	907.7
Loan-Dutch State obligation, net	—	112.8
Policy loans, net	4.9	6.9
Collateral (delivered) received, net	(748.9)	25.9
Other, net	—	3.3
Purchases of fixed assets, net	(0.9)	—
Net cash (used in) provided by investing activities	(3,382.7)	1,497.3
Cash Flows from Financing Activities:
Deposits received for investment contracts	4,908.8	5,073.5
Maturities and withdrawals from investment contracts	(5,692.7)	(7,493.2)
Block of deposits coinsured to affiliate	118.0	417.2
Reinsurance recoverable on investment contracts	273.1	(588.0)
Short-term loans to affiliates, net	—	535.9
Capital distribution to parent	(230.0)	(250.0)
Net cash used in financing activities	(622.8)	(2,304.6)
Net (decrease) increase in cash and cash equivalents	(149.6)	567.7
Cash and cash equivalents, beginning of period	295.6	121.2
Cash and cash equivalents, end of period	$146.0	$688.9

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

In 2009, ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange, announced the anticipated separation of its global banking and insurance businesses, including the divestiture of ING U.S., Inc., which together with its subsidiaries, including the Company, constitutes ING's U.S.-based retirement, investment management and insurance operations. On April 11, 2013, ING U.S., Inc. announced plans to rebrand in the future as Voya Financial. On May 2, 2013, the common stock of ING U.S., Inc. began trading on the New York Stock Exchange under the symbol "VOYA." On May 7, 2013 and May 31, 2013, ING U.S., Inc. completed its initial public offering of common stock, including the issuance and sale by ING U.S., Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. ("ING International"), an indirect wholly owned subsidiary of ING Group and previously the sole stockholder of ING U.S., Inc., of 44,201,773 shares of outstanding common stock of ING U.S., Inc. (collectively, the "IPO"). On September 30, 2013, ING International transferred all of its shares of ING U.S., Inc. common stock to ING Group.

On October 29, 2013, ING Group completed a sale of 37,950,000 shares of common stock of ING U.S., Inc. in a registered public offering ("Secondary Offering"), reducing ING Group's ownership of ING U.S., Inc. to 57%.

ING USA is a direct, wholly owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), which is a direct, wholly owned subsidiary of ING U.S., Inc. ING U.S., Inc. is a majority owned subsidiary of ING Group.

The Company offers various insurance products, including immediate and deferred fixed annuities. The Company's fixed annuity products are distributed by national and regional brokerage and securities firms, independent broker-dealers, banks, life insurance companies with captive agency sales forces, independent insurance agents, independent marketing organizations and affiliated broker-dealers. The Company's primary annuity customers are individual consumers. The Company ceased new sales of retail variable annuity products in March of 2010, as part of a global business strategy and risk reduction plan. New amounts will continue to be deposited in ING USA variable annuities as add-on premiums to existing contracts. The Company has historically issued guaranteed investment contracts and funding agreements (collectively referred to as "GICs"), primarily to institutional investors and corporate benefit plans. In 2009, the Company made a strategic decision to run-off the assets and liabilities in the GIC business over time. New GIC contracts may be issued on a limited basis to replace maturing contracts. The Company has one operating segment.

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

Certain immaterial reclassifications have been made to prior year financial information to conform to the current year classifications.

The accompanying Condensed Financial Statements reflect all adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2013, its results of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012 and its changes in shareholder's equity and statements of cash flows for the nine months ended September 30, 2013 and 2012, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2012 Balance Sheet is from the audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Exchange Commission ("SEC"), which included all disclosures required by U.S. GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the Financial Statements of the Company included in the 2012 Annual Report on Form 10-K.

Adoption of New Pronouncements

Derivatives and Hedging
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-10, "Derivatives and Hedging (Accounting Standards Codification ("ASC")Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes" ("ASU 2013-10"), which permits an entity to use the Fed Funds Effective Swap Rate ("OIS") to be used as a U.S. benchmark interest rate for hedge accounting purposes. In addition, the guidance removes the restriction on using different benchmark rates for similar hedges.

The provisions of ASU 2013-10 were adopted by the Company on July 17, 2013 for qualifying new or redesigned hedges entered into on or after that date. The adoption had no effect on the Company’s financial condition, results of operations or cash flows.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Future Adoption of Accounting Pronouncements

Fees Paid to the Federal Government by Health Insurers
In July 2011, the FASB issued ASU 2011-06, "Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers" ("ASU 2011-06"), which specifies how health insurers should recognize and classify the annual fee imposed by the Patient Protection and Affordable Care Act as amended by the Health Care Education Reconciliation Act (the "Acts"). The liability for the fee should be estimated and recorded in full at the time the entity provides qualifying health insurance in the year in which the fee is payable, with a corresponding deferred cost that is amortized to expense.

The provisions of ASU 2011-06 are effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. The Company does not expect ASU 2011-06 to have an impact on its financial condition, results of operations or cash flows, as the Company does not sell qualifying health insurance and, thus, is not subject to the fee.

Joint and Several Liability Arrangements
In February 2013, the FASB issued ASU 2013-04, "Liabilities (ASC Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date" ("ASU 2013-04"), which requires an entity to measure obligations resulting from joint and several liable arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount it expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation, as well as other information about those obligations.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of September 30, 2013:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$2,269.9	$39.0	$28.7	$—	$2,280.2	$—
U.S. Government agencies and authorities	66.1	0.6	0.4	—	66.3	—
State, municipalities and political subdivisions	50.1	2.9	1.1	—	51.9	—
U.S. corporate securities	10,598.3	550.4	157.7	—	10,991.0	6.1

Foreign securities(1):
Government	394.1	14.9	16.8	—	392.2	—
Other	4,742.6	283.2	37.1	—	4,988.7	—
Total foreign securities	5,136.7	298.1	53.9	—	5,380.9	—

Residential mortgage-backed securities:
Agency	1,688.5	103.2	18.3	23.1	1,796.5	—
Non-Agency	406.8	51.4	11.9	10.1	456.4	42.8
Total Residential mortgage-backed securities	2,095.3	154.6	30.2	33.2	2,252.9	42.8

Commercial mortgage-backed securities	1,442.1	151.0	1.5	—	1,591.6	—
Other asset-backed securities	578.6	21.7	15.1	(2.6)	582.6	0.6
Total fixed maturities, including securities pledged	22,237.1	1,218.3	288.6	30.6	23,197.4	49.5
Less: Securities pledged	766.5	13.4	3.6	—	776.3	—
Total fixed maturities	21,470.6	1,204.9	285.0	30.6	22,421.1	49.5
Equity securities	3.7	2.9	—	—	6.6	—
Total fixed maturities and equity securities investments	$21,474.3	$1,207.8	$285.0	$30.6	$22,427.7	$49.5
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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2013, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$911.5	$931.1
After one year through five years	5,801.3	6,065.3
After five years through ten years	7,366.2	7,493.5
After ten years	4,042.1	4,280.4
Mortgage-backed securities	3,537.4	3,844.5
Other asset-backed securities	578.6	582.6
Fixed maturities, including securities pledged	$22,237.1	$23,197.4

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of September 30, 2013 and December 31, 2012, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s Shareholder’s equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
September 30, 2013
Communications	$1,057.2	$71.3	$10.2	$1,118.3
Financial	1,843.0	136.7	19.7	1,960.0
Industrial and other companies	9,339.6	448.6	124.2	9,664.0
Utilities	2,659.7	154.2	34.3	2,779.6
Transportation	441.4	22.8	6.4	457.8
Total	$15,340.9	$833.6	$194.8	$15,979.7

December 31, 2012
Communications	$991.8	$138.8	$0.5	$1,130.1
Financial	1,669.5	179.0	17.6	1,830.9
Industrial and other companies	8,393.6	839.0	5.5	9,227.1
Utilities	2,573.6	310.8	9.9	2,874.5
Transportation	356.4	41.9	0.2	398.1
Total	$13,984.9	$1,509.5	$33.7	$15,460.7

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Fixed Maturities and Equity Securities

The Company's fixed maturities and equity securities are currently designated as available-for-sale, except those accounted for using the fair value option ("FVO"). Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in Accumulated other comprehensive income (loss) ("AOCI"), and presented net of related changes in DAC, VOBA, and deferred income taxes. In addition, certain fixed maturities have embedded derivatives, which are reported with the host contract on the Condensed Balance Sheets.

The Company has elected the FVO for certain of its fixed maturities to better match the measurement of assets and liabilities in the Condensed Statements of Operations. Certain collateralized mortgage obligations ("CMOs"), primarily interest-only and principal-only strips, are accounted for as hybrid instruments and valued at fair value with changes in the fair value recorded in Other net realized capital gains (losses) in the Condensed Statements of Operations.

The Company invests in various categories of Collateralized mortgage obligations ("CMOs"), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of September 30, 2013 and December 31, 2012, approximately 31.5% and 32.9%, respectively, of the Company’s CMO holdings, such as interest-only or principal-only strips, were invested in those types of CMOs, that are subject to more prepayment and extension risk than traditional CMOs.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. As of September 30, 2013 and December 31, 2012, the Company did not have any securities pledged in dollar rolls and repurchase agreement transactions.

The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. As of September 30, 2013 and December 31, 2012, the Company did not have any securities pledged under reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby certain domestic securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities.
The cash collateral is retained by the lending agent and is invested in liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. As of September 30, 2013 and December 31, 2012, the fair value of loaned securities was $93.4 and $134.7, respectively, and is included in Securities pledged on the Condensed Balance Sheets. As of September 30, 2013 and December 31, 2012, collateral retained by the lending agent and invested in liquid assets on the Company's behalf was $97.4 and $138.9, respectively, and recorded in Short-term investments under securities loan agreement, including collateral delivered on the Condensed Balance Sheets. As of September 30, 2013 and December 31, 2012, liabilities to return collateral of $97.4 and $138.9, respectively, are included in Payables under securities loan agreement, including collateral held on the Condensed Balance Sheets.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying value of the equity tranches of the Collateralized loan obligations ("CLOs") of $2.8 and $4.0 as of September 30, 2013 and December 31, 2012, respectively, is included in Limited partnerships/corporations on the Condensed Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Statements of Operations.

Securitizations

The Company invests in various tranches of securitization entities, including Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs under ASC 810-10-25 as amended by ASU 2009-17. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company through its investments or other arrangements does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and will not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale as described in the Fair Value Measurements note to these Condensed Financial Statements, and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS which are accounted for under the FVO for which changes in fair value are reflected in Other net realized gains (losses) in the Condensed Statements of Operations. The Company's maximum exposure to loss on these structured investments is limited to the amount of its investment.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of September 30, 2013:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$1,256.5	$28.7		$—	$—		$—	$—	$1,256.5	$28.7
U.S. Government agencies and authorities	49.9	0.4		—	—		—	—	49.9	0.4
U.S. corporate, state and municipalities	3,097.6	129.6		163.7	15.7		134.8	13.5	3,396.1	158.8
Foreign	846.4	43.6		10.5	1.4		86.4	8.9	943.3	53.9
Residential mortgage-backed	775.2	14.8		116.4	1.6		137.7	13.8	1,029.3	30.2
Commercial mortgage-backed	3.5	—	*	0.2	—	*	10.2	1.5	13.9	1.5
Other asset-backed	39.9	0.7		—	—		120.8	14.4	160.7	15.1
Total	$6,069.0	$217.8		$290.8	$18.7		$489.9	$52.1	$6,849.7	$288.6
* Less than $0.1.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2012:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$—	$—		$—	$—	$—	$—	$—	$—
U.S. Government agencies and authorities	—	—		—	—	—	—	—	—
U.S. corporate, state and municipalities	237.3	2.9		40.1	0.6	94.0	10.4	371.4	13.9
Foreign	33.3	3.1		23.9	1.8	158.1	17.6	215.3	22.5
Residential mortgage-backed	116.3	2.2		10.9	0.1	181.6	29.1	308.8	31.4
Commercial mortgage-backed	4.8	—	*	11.2	1.2	15.8	1.8	31.8	3.0
Other asset-backed	0.1	—	*	—	—	152.8	23.5	152.9	23.5
Total	$391.8	$8.2		$86.1	$3.7	$602.3	$82.4	$1,080.2	$94.3
* Less than $0.1.

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 90.4% and 87.9% of the average book value as of September 30, 2013 and December 31, 2012, respectively.

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
September 30, 2013
Six months or less below amortized cost	$6,328.7	$47.1	$224.2	$12.3	708	13
More than six months and twelve months or less below amortized cost	394.5	0.6	24.6	0.2	77	2
More than twelve months below amortized cost	334.2	33.2	19.1	8.2	110	12
Total	$7,057.4	$80.9	$267.9	$20.7	895	27

December 31, 2012
Six months or less below amortized cost	$553.1	$27.3	$22.8	$6.5	116	13
More than six months and twelve months or less below amortized cost	151.9	2.9	7.9	1.0	35	3
More than twelve months below amortized cost	290.1	149.2	10.0	46.1	83	55
Total	$995.1	$179.4	$40.7	$53.6	234	71

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
September 30, 2013
U.S. Treasuries	$1,285.2	$—	$28.7	$—	9	—
U.S. Government agencies and authorities	50.3	—	0.4	—	2	—
U.S. corporate, state and municipalities	3,524.8	30.1	151.1	7.7	465	3
Foreign	970.2	27.0	47.8	6.1	175	4
Residential mortgage-backed	1,050.3	9.2	27.6	2.6	191	14
Commercial mortgage-backed	15.4	—	1.5	—	6	—
Other asset-backed	161.2	14.6	10.8	4.3	47	6
Total	$7,057.4	$80.9	$267.9	$20.7	895	27

December 31, 2012
U.S. Treasuries	$—	$—	$—	$—	—	—
U.S. Government agencies and authorities	—	—	—	—	—	—
U.S. corporate, state and municipalities	370.3	15.0	7.5	6.4	50	1
Foreign	187.8	50.0	7.6	14.9	20	10
Residential mortgage-backed	277.3	62.9	13.3	18.1	112	43
Commercial mortgage-backed	33.2	1.6	2.5	0.5	12	1
Other asset-backed	126.5	49.9	9.8	13.7	40	16
Total	$995.1	$179.4	$40.7	$53.6	234	71

All investments with fair values less than amortized cost are included in the Company's other-than-temporary impairments analysis, and impairments were recognized as disclosed in the "Evaluating Securities for Other-Than-Temporary Impairments" section below. The Company evaluates non-agency RMBS and ABS for "other-than-temporary impairments" each quarter based on actual and projected cash flows after considering the quality and updated loan-to-value ratios reflecting current home prices of underlying collateral, forecasted loss severity, the payment priority within the tranche structure of the security and amount of any credit enhancements. The Company's assessment of current levels of cash flows compared to estimated cash flows at the time the securities were acquired indicates the amount and the pace of projected cash flows from the underlying collateral has generally been lower and slower, respectively. However, since cash flows are typically projected at a trust level, the impairment review incorporates the security's position within the trust structure as well as credit enhancement remaining in the trust to determine whether an impairment is warranted. Therefore, while lower and slower cash flows will impact the trust, the effect on a particular security within the trust will be dependent upon the trust structure. Where the assessment continues to project full recovery of principal and interest on schedule, the Company has not recorded an impairment. Unrealized losses on below investment grade securities are principally related to RMBS (primarily Alt-A RMBS) and ABS (primarily subprime RMBS) largely due to economic and market uncertainties including concerns over unemployment levels, lower interest rate environment on floating rate securities requiring higher risk premiums since purchase and valuations on residential real estate supporting non-agency RMBS. Based on this analysis, the Company determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired and therefore no further other-than-temporary impairment was necessary.

Fixed Maturity Securities Credit Quality - Ratings

Information about certain of the Company's fixed maturity securities holdings by the National Association of Insurance Commissioners ("NAIC") designations is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents the Company's best estimate of comparable ratings from rating agencies,

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

including Fitch Ratings, Inc. ("Fitch"), Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Ratings Services ("S&P"). If no rating is available from a rating agency, then an internally developed rating is used.

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

The Company's exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings are included in Other ABS in the "Fixed Maturities and Equity Securities" section above. As of September 30, 2013, the fair value, amortized cost and gross unrealized losses related to the Company's exposure to subprime mortgage-backed securities were $181.6, $186.0 and $15.1, respectively, representing 0.8% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2012, the fair value, amortized cost and gross unrealized losses related to the Company's exposure to subprime mortgage-backed securities were $194.0, $207.9 and $23.5, respectively, representing 0.9% of total fixed maturities, including securities pledged, based on fair value.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the Company's exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
September 30, 2013
	1	66.6%	AAA	—%	2007	11.5%
	2	3.3%	AA	0.3%	2006	6.7%
	3	14.5%	A	12.1%	2005 and prior	81.8%
	4	12.1%	BBB	7.8%		100.0%
	5	2.6%	BB and below	79.8%
	6	0.9%		100.0%
		100.0%
December 31, 2012
	1	67.1%	AAA	—%	2007	13.2%
	2	3.1%	AA	4.0%	2006	6.2%
	3	14.2%	A	9.1%	2005 and prior	80.6%
	4	13.5%	BBB	8.5%		100.0%
	5	1.0%	BB and below	78.4%
	6	1.1%		100.0%
		100.0%

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company's exposure to Alt-A mortgages is included in Residential mortgage-backed securities in the "Fixed Maturities and Equity Securities" section above. As of September 30, 2013, the fair value, amortized cost and gross unrealized losses related to the Company's exposure to Alt-A RMBS totaled $121.1, $119.3 and $9.0, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2012, the fair value, amortized cost and gross unrealized losses related to the Company's exposure to Alt-A RMBS totaled $133.6, $139.9 and $21.7, respectively, representing 0.6% of total fixed maturities, including securities pledged, based on fair value.

The following tables summarize the Company's exposure to Alt-A residential mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
September 30, 2013
	1	44.8%	AAA	—%	2007	33.9%
	2	18.7%	AA	—%	2006	19.1%
	3	20.3%	A	0.9%	2005 and prior	47.0%
	4	12.8%	BBB	3.2%		100.0%
	5	2.4%	BB and below	95.9%
	6	1.0%		100.0%
		100.0%
December 31, 2012
	1	36.3%	AAA	0.2%	2007	31.4%
	2	10.9%	AA	0.8%	2006	19.4%
	3	15.7%	A	0.6%	2005 and prior	49.2%
	4	30.4%	BBB	2.6%		100.0%
	5	5.7%	BB and below	95.8%
	6	1.0%		100.0%
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Commercial Mortgage-backed and Other Asset-backed Securities

The following tables summarize the Company's exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Designation		ARO Ratings		Vintage
September 30, 2013
	1	99.3%	AAA	45.3%	2008	0.7%
	2	—%	AA	25.6%	2007	27.4%
	3	0.4%	A	9.9%	2006	37.3%
	4	0.3%	BBB	7.5%	2005 and prior	34.6%
	5	—%	BB and below	11.7%		100.0%
	6	—%		100.0%
		100.0%
December 31, 2012
	1	97.5%	AAA	47.6%	2008	0.6%
	2	1.8%	AA	25.4%	2007	28.8%
	3	0.4%	A	10.1%	2006	35.3%
	4	0.3%	BBB	7.3%	2005 and prior	35.3%
	5	—%	BB and below	9.6%		100.0%
	6	—%		100.0%
		100.0%

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of September 30, 2013, the fair value and amortized cost of the Company's Other ABS, excluding subprime exposure, totaled $406.1 and $395.4 respectively. As of December 31, 2012, the fair value and amortized cost of the Company's Other ABS, excluding subprime exposure, totaled $491.9 and $476.1, respectively. As of September 30, 2013 and December 31, 2012, the Company did not have any gross unrealized losses related to Other ABS, excluding subprime exposure.

As of September 30, 2013, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 25.9%, 13.1% and 36.6%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2012, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 29.2%, 11.2% and 36.6%, respectively, of total Other ABS, excluding subprime exposure.

The following tables summarize the Company's exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Designation		ARO Ratings		Vintage
September 30, 2013
	1	98.9%	AAA	92.7%	2013	0.7%
	2	0.7%	AA	2.4%	2012	23.7%
	3	—%	A	3.7%	2011	10.7%
	4	—%	BBB	0.7%	2010	3.7%
	5	—%	BB and below	0.5%	2009	7.0%
	6	0.4%		100.0%	2008	1.0%
		100.0%			2007 and prior	53.2%
						100.0%

December 31, 2012
	1	97.0%	AAA	92.5%	2012	18.0%
	2	2.2%	AA	1.0%	2011	17.1%
	3	—%	A	3.5%	2010	4.6%
	4	—%	BBB	2.2%	2009	6.0%
	5	—%	BB and below	0.8%	2008	3.1%
	6	0.8%		100.0%	2007	14.7%
		100.0%			2006 and prior	36.5%
						100.0%

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of September 30, 2013, the Company did not have any new private placement troubled

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

debt restructurings and had 20 new commercial mortgage loan troubled debt restructurings with pre-modification and post-modification carrying value of $24.6. The 20 commercial mortgage loans comprise a portfolio of cross-defaulted, cross-collateralized individual loans which are owned by the same sponsor. Between the date of the troubled debt restructurings and September 30, 2013, these loans have repaid $1.2 in principal. As of December 31, 2012, the Company did not have any new private placement or commercial mortgage loan troubled debt restructurings.

During the three and nine months ended September 30, 2013 and 2012, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

Mortgage Loans on Real Estate

The Company's mortgage loans on real estate are all commercial mortgage loans held for investment, which are reported at amortized cost, less impairment write-downs and allowance for losses. The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk.  The Company manages risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate.  Subsequently, the Company continuously evaluates all mortgage loans based on relevant current information including a review of loan-specific credit quality, property characteristics and market trends. Loan performance is monitored on a loan-specific basis through the review of submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review ensures properties are performing at a consistent and acceptable level to secure the debt. The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

The following table summarizes the Company’s investment in mortgage loans as of the dates indicated:

	September 30, 2013	December 31, 2012
Commercial mortgage loans	$2,793.8	$2,836.2
Collective valuation allowance	(1.2)	(1.2)
Total net commercial mortgage loans	$2,792.6	$2,835.0

There were no impairment charges taken on the mortgage loan portfolio for the three and nine months ended September 30, 2013 and 2012.

The following table summarizes the activity in the allowance for losses for all commercial mortgage loans for the periods indicated:

	September 30, 2013	December 31, 2012
Collective valuation allowance for losses, balance at January 1	$1.2	$1.5
Addition to / (reduction of) allowance for losses	—	(0.3)
Collective valuation allowance for losses, end of period	$1.2	$1.2

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	September 30, 2013	December 31, 2012
Impaired loans with allowances for losses	$—	$—
Impaired loans without allowances for losses	23.4	—
Subtotal	23.4	—
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$23.4	$—
Unpaid principal balance of impaired loans	$23.4	$—

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents information on restructured loans as of the dates indicated:

	September 30, 2013	December 31, 2012
Trouble debt restructured loans	$23.4	$—

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended September 30,
	2013	2012
Impaired loans average investment during period (amortized cost)	$11.7	$—
Interest income recognized on impaired loans, on an accrual basis	0.2	—
Interest income recognized on impaired loans, on a cash basis	0.2	—
Interest income recognized on restructured loans, on an accrual basis	0.2	—

	Nine Months Ended September 30,
	2013	2012
Impaired loans average investment during period (amortized cost)	$11.7	$—
Interest income recognized on impaired loans, on an accrual basis	0.2	—
Interest income recognized on impaired loans, on a cash basis	0.2	—
Interest income recognized on restructured loans, on an accrual basis	0.2	—

There were no mortgage loans in the Company's portfolio in process of foreclosure as of September 30, 2013 and December 31, 2012.

There were no other loans in arrears with respect to principal and interest as of September 30, 2013 and December 31, 2012.

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

The following table presents the LTV ratios as of the dates indicated:

	September 30, 2013(1)	December 31, 2012(1)
Loan-to-Value Ratio:
0% - 50%	$504.1	$658.9
50% - 60%	771.0	848.0
60% - 70%	1,386.5	1,169.4
70% - 80%	125.3	149.4
80% and above	6.9	10.5
Total Commercial mortgage loans	$2,793.8	$2,836.2
(1) Balances do not include allowance for mortgage loan credit losses.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the DSC ratios as of the dates indicated:

	September 30, 2013(1)	December 31, 2012(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$1,910.1	$1,970.9
1.25x - 1.5x	497.9	464.8
1.0x - 1.25x	258.5	259.2
Less than 1.0x	127.3	141.3
Total Commercial mortgage loans	$2,793.8	$2,836.2
(1) Balances do not include allowance for mortgage loan credit losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	September 30, 2013(1)		December 31, 2012(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$633.8	22.7%	$622.7	22.1%
South Atlantic	541.3	19.4%	528.3	18.6%
West South Central	401.7	14.4%	373.7	13.2%
Middle Atlantic	331.8	11.9%	338.9	11.9%
East North Central	331.7	11.9%	347.2	12.2%
Mountain	284.8	10.2%	338.2	11.9%
West North Central	129.7	4.6%	135.8	4.8%
New England	71.8	2.6%	77.5	2.7%
East South Central	67.2	2.3%	73.9	2.6%
Total Commercial mortgage loans	$2,793.8	100.0%	$2,836.2	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

	September 30, 2013(1)		December 31, 2012(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Industrial	$1,028.5	36.8%	$1,159.2	41.0%
Retail	790.9	28.3%	711.8	25.0%
Office	386.1	13.8%	427.4	15.1%
Apartments	357.1	12.8%	366.8	12.9%
Hotel/Motel	90.4	3.2%	69.0	2.4%
Mixed Use	53.2	1.9%	16.6	0.6%
Other	87.6	3.2%	85.4	3.0%
Total Commercial mortgage loans	$2,793.8	100.0%	$2,836.2	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	September 30, 2013(1)	December 31, 2012(1)
Year of Origination:
2013	$477.0	$—
2012	309.1	314.3
2011	771.4	795.4
2010	171.8	184.8
2009	56.1	65.9
2008	135.3	253.8
2007 and prior	873.1	1,222.0
Total Commercial mortgage loans	$2,793.8	$2,836.2
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

The following tables identify the Company’s credit-related and intent-related impairments included in the Condensed Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended September 30,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$1.3	1
Foreign(1)	—	—	—	—
Residential mortgage-backed	0.5	15	2.0	29
Commercial mortgage-backed	0.2	1	—	—
Other asset-backed	0.8	3	—	—
Total	$1.5	19	$3.3	30
(1) Primarily U.S. dollar denominated.

	Nine Months Ended September 30,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$1.8	2
Foreign(1)	—	—	0.7	3
Residential mortgage-backed	4.0	49	4.7	46
Commercial mortgage-backed	0.2	2	1.7	1
Other asset-backed	0.9	3	0.3	3
Total	$5.1	54	$9.2	55
(1) Primarily U.S. dollar denominated.

The above tables include $1.0 and $4.6 of write-downs related to credit impairments for the three and nine months ended September 30, 2013, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Statements of

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Operations. The remaining $0.5 in write-downs for the three and nine months ended September 30, 2013, are related to intent impairments.

The above tables include $3.3 and $6.3 of write-downs related to credit impairments for the three and nine months ended September 30, 2012, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Statements of Operations. There were no remaining write-downs for the three months ended September 30, 2012, related to intent impairments.
The remaining $2.9 in write-downs for the nine months ended September 30, 2012, are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended September 30,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$—	—
Foreign(1)	—	—	—	—
Residential mortgage-backed	0.3	3	—	—
Commercial mortgage-backed	0.2	1	—	—
Other asset-backed	—	—	—	—
Total	$0.5	4	$—	—
(1) Primarily U.S. dollar denominated.
	Nine Months Ended September 30,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$0.4	1
Foreign(1)	—	—	0.7	3
Residential mortgage-backed	0.3	3	—	—
Commercial mortgage-backed	0.2	2	1.7	1
Other asset-backed	—	—	0.1	1
Total	$0.5	5	$2.9	6
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

The fair value of fixed maturities with OTTI as of September 30, 2013 and December 31, 2012 was $1.8 billion and $2.2 billion, respectively.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended September 30,
	2013	2012
Balance at July 1	$45.3	$60.5
Additional credit impairments:
On securities not previously impaired	—	—
On securities previously impaired	0.3	1.8
Reductions:
Securities sold, matured, prepaid or paid down	(2.2)	(18.8)
Balance at September 30	$43.4	$43.5

	Nine Months Ended September 30,
	2013	2012
Balance at January 1	$47.9	$64.1
Additional credit impairments:
On securities not previously impaired	0.4	0.4
On securities previously impaired	3.4	4.3
Reductions:
Securities sold, matured, prepaid or paid down	(8.3)	(25.3)
Balance at September 30	$43.4	$43.5

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Fixed maturities	$272.2	$280.5	$799.9	$865.7
Equity securities, available-for-sale	0.8	1.2	2.1	3.0
Mortgage loans on real estate	37.0	40.1	116.2	126.8
Policy loans	1.4	1.5	4.5	4.4
Short-term investments and cash equivalents	0.1	(0.2)	0.2	0.1
Other (1)	40.5	7.5	62.3	18.2
Gross investment income	352.0	330.6	985.2	1,018.2
Less: Investment expenses	12.9	13.1	38.0	39.5
Net investment income	$339.1	$317.5	$947.2	$978.7
(1) In the periods ending in 2013, includes distributions of cash and securities of $37.8 in conjunction with a bankruptcy settlement for a prime broker who held assets on behalf of a limited partnership previously written down to realizable value.

As of September 30, 2013 and December 31, 2012, the Company did not have any investments in fixed maturities which produced no net investment income. Fixed maturities are moved to a non-accrual status immediately when the investment defaults.

Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Such interest income is recorded in Net investment income in the Condensed Statements of Operations.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Fixed maturities, available-for-sale, including securities pledged	$(1.3)	$54.3	$(9.6)	$135.6
Fixed maturities, at fair value option	(16.3)	(7.4)	(76.2)	(33.8)
Equity securities, available-for-sale	0.7	(0.1)	0.8	(0.2)
Derivatives	(607.5)	(773.4)	(2,346.5)	(1,395.8)
Embedded derivative - fixed maturities	(3.6)	(3.0)	(20.2)	(3.9)
Embedded derivative - product guarantees	162.2	517.3	829.0	227.1
Other investments	—	0.1	(0.1)	0.8
Net realized capital gains (losses)	$(465.8)	$(212.2)	$(1,622.8)	$(1,070.2)
After-tax net realized capital gains (losses)	$(253.2)	$(123.9)	$(1,072.1)	$(695.6)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before-tax were as follows for the periods indicated:

	Nine Months Ended September 30,
	2013	2012
Proceeds on sales	$2,731.7	$4,498.9
Gross gains	27.2	161.2
Gross losses	12.8	12.4

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

Forwards: The Company uses forward contracts to hedge certain invested assets against movement in interest rates, particularly mortgage rates. The Company uses To Be Announced mortgage-backed securities as an economic hedge against rate movements. The Company utilizes forward contracts in non-qualifying hedging relationships.

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

Options: The Company uses put options to manage the equity, interest rate and equity volatility risk of the economic liabilities associated with certain variable annuity minimum guaranteed living benefits. The Company also uses call options to hedge against an increase in various equity indices. Such increases may result in increased payments to the holders of the FIA contracts. The Company pays an upfront premium to purchase these options. The Company utilizes these options in non-qualifying hedging relationships.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Embedded derivatives: The Company also invests in certain fixed maturity instruments and has issued certain annuity products that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity rates, or credit ratings/spreads. In addition, the Company has entered into a coinsurance with a funds withheld arrangement which contains an embedded derivative whose fair value is based on the change in the fair value of the underlying assets held in trust.  The embedded derivatives for certain fixed maturity instruments, certain annuity products and coinsurance with funds withheld arrangements are reported with the host contract in investments, in Future policy benefits and contract owner account balances or Funds held under reinsurance treaties with affiliates, respectively, on the Condensed Balance Sheets. Changes in the fair value of embedded derivatives within fixed maturity investments and within annuity products are recorded in Other net realized capital gains (losses) in the Condensed Statements of Operations. Changes in fair value of embedded derivatives with reinsurance agreements are reported in Interest credited and other benefits to contract owners/policyholders in the Condensed Statements of Operations.

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

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	September 30, 2013			December 31, 2012
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Foreign exchange contracts	$35.4	$0.5	$0.1	$—	$—	$—
Fair value hedges:
Interest rate contracts	724.6	10.0	33.5	—	—	—
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	24,780.2	186.0	438.2	31,588.1	1,283.5	539.5
Foreign exchange contracts	1,116.2	3.3	28.4	1,508.7	10.4	27.4
Equity contracts	11,617.6	126.5	45.3	14,482.7	86.4	231.7
Credit contracts	190.0	2.9	—	155.5	1.0	—
Embedded derivatives:
Within fixed maturity investments	N/A	30.6	—	N/A	50.8	—
Within annuity products	N/A	—	2,687.4	N/A	—	3,397.8
Within reinsurance agreements	N/A	—	1.8	N/A	—	301.3
Total		$359.8	$3,234.7		$1,432.1	$4,497.7
N/A - Not Applicable
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Balance Sheets at fair value.

The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is through the fourth quarter of 2016.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair value of derivatives eligible for offset were as follows as of the dates indicated:

	September 30, 2013
	Notional Amount	Assets Fair Value	Liability Fair Value
Credit contracts	$190.0	$2.9	$—
Equity contracts	3,848.3	85.4	40.6
Foreign exchange contracts	1,151.6	3.8	28.5
Interest rate contracts	25,223.3	187.2	471.7
		279.3	540.8
Counterparty netting(1)		(247.6)	(247.6)
Cash collateral netting(2)		(7.3)	(7.7)
Securities collateral netting(2)		(4.0)	(238.0)
Net receivables/payables		$20.4	$47.5
(1) Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.
(2) Represents the netting of collateral received and posted on a counterparty basis under credit support agreements.

	December 31, 2012
	Notional Amount	Assets Fair Value	Liability Fair Value
Credit contracts	$155.5	$1.0	$—
Equity contracts	3,739.8	62.5	19.1
Foreign exchange contracts	1,508.7	10.4	27.4
Interest rate contracts	31,588.1	1,283.5	539.5
		1,357.4	586.0
Counterparty netting(1)		(548.3)	(548.3)
Cash collateral netting(2)		(730.4)	—
Securities collateral netting(2)		(42.3)	(8.1)
Net receivables/payables		$36.4	$29.6
(1) Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.
(2) Represents the netting of collateral received and posted on a counterparty basis under credit support agreements.

Collateral

Under the terms of the Company’s Over-The-Counter ("OTC") Derivative International Swaps and Derivatives Association, Inc. ("ISDA ") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Balance Sheets. As of September 30, 2013 and December 31, 2012, the Company held $25.6 and $766.7, of net cash collateral related to OTC derivative contracts. In addition, as of September 30, 2013 and December 31, 2012, the Company delivered securities as collateral of $682.9 and $579.3, respectively.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013		2012	2013		2012
Derivatives: Qualifying for hedge accounting(1):
Cash flow hedges:
Foreign exchange contract	$—	*	$—	$—	*	$—
Fair value hedges:
Interest rate contracts	(2.9)		—	14.9		—
Derivatives: Non-qualifying for hedge accounting(2):
Interest rate contracts	(82.0)		(27.1)	(785.6)		275.4
Foreign exchange contracts	(31.8)		(38.1)	53.8		(10.1)
Equity contracts	(491.8)		(709.1)	(1,632.1)		(1,661.6)
Credit contracts	1.0		0.9	2.5		0.5
Embedded derivatives:
Within fixed maturity investments(2)	(3.6)		(3.0)	(20.2)		(3.9)
Within annuity products(2)	162.2		517.3	829.0		227.1
Within reinsurance agreements(3)	23.7		(38.0)	272.9		(64.6)
Total	$(425.2)		$(297.1)	$(1,264.8)		$(1,237.2)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses) in the Condensed Statements of Operations. For the three and nine months ended September 30, 2013 and 2012, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Statements of Operations.
(3) Changes in value are included in Interest credited and other benefits to contract owners/policyholders in the Condensed Statements of Operations.
* Less than $0.1.

Credit Default Swaps

As of September 30, 2013 and December 31, 2012, the fair value of credit default swaps of $2.9 and $1.0, respectively, were included in Derivatives assets and there were no credit default swaps included in Derivatives liabilities on the Condensed Balance Sheets.  As of September 30, 2013 and December 31, 2012, the maximum potential future exposure to the Company was $190.0 and $155.5, respectively, on credit default swaps. These instruments are typically written for a maturity period of five years and do not contain recourse provisions.  If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

4.	Fair Value Measurements

Fair Value Measurement

The Company categorizes its financial instruments into a three-level hierarchy based on the priority of the inputs to the valuation technique, pursuant to the Fair Value Measurements and disclosures of the FASB ASC Topic 820. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), as described in the Fair Value Measurements Note in the Financial Statements included in the Company's Form 10-K for the year ended December 31, 2012. If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$2,262.9	$17.3	$—	$2,280.2
U.S. Government agencies and authorities	—	66.3	—	66.3
U.S. corporate, state and municipalities	—	10,956.6	86.3	11,042.9
Foreign(1)	—	5,369.3	11.6	5,380.9
Residential mortgage-backed securities	—	2,198.4	54.5	2,252.9
Commercial mortgage-backed securities	—	1,591.6	—	1,591.6
Other asset-backed securities	—	509.5	73.1	582.6
Total fixed maturities, including securities pledged	2,262.9	20,709.0	225.5	23,197.4
Equity securities, available-for-sale	6.2	—	0.4	6.6
Derivatives:
Interest rate contracts	8.8	187.2	—	196.0
Foreign exchange contracts	—	3.8	—	3.8
Equity contracts	41.1	42.0	43.4	126.5
Credit contracts	—	2.9	—	2.9
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,367.6	8.5	—	1,376.1
Assets held in separate accounts	40,844.3	—	—	40,844.3
Total assets	$44,530.9	$20,953.4	$269.3	$65,753.6

Liabilities:
Annuity product guarantees:
FIA	$—	$—	$1,525.4	$1,525.4
GMAB / GMWB / GMWBL(2)	—	—	1,162.0	1,162.0
Embedded derivative on reinsurance	—	1.8	—	1.8
Derivatives:
Interest rate contracts	—	471.7	—	471.7
Foreign exchange contracts	—	28.5	—	28.5
Equity contracts	4.7	40.6	—	45.3
Total liabilities	$4.7	$542.6	$2,687.4	$3,234.7
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
(1) Primarily U.S. dollar denominated
(2) Guaranteed minimum accumulation benefits ("GMAB"), Guaranteed minimum withdrawal benefits ("GMWB") and Guaranteed minimum withdrawal benefits with life payout ("GMWBL").

Valuation of Financial Assets and Liabilities at Fair Value

Certain assets and liabilities are measured at estimated fair value on the Company’s Condensed Balance Sheets. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The exit price and the transaction (or entry) price will be the same at initial recognition in many circumstances. However, in certain cases, the transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to transfer a liability to a third-party with an equal credit standing. Fair value is required to be a market-based measurement that is determined based on a hypothetical transaction at the measurement date, from a market participant’s perspective. The Company considers three broad valuation techniques when a quoted price is unavailable: (i) the market approach, (ii) the income approach and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given the instrument

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available.

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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and nine months ended September 30, 2013 and 2012.  The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2013
	Fair Value as of July 1,	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings (3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$98.5	$(0.1)	$(1.5)	$—	$—	$—	$(10.6)	$—	$—	$86.3	$(0.1)
Foreign	16.4	0.1	0.2	—	—	—	(9.0)	3.9	—	11.6	—
Residential mortgage-backed securities	34.9	(0.3)	(0.2)	21.1	—	—	(0.2)	—	(0.8)	54.5	(0.3)
Other asset-backed securities	74.3	0.9	(0.9)	—	—	—	(1.2)	—	—	73.1	1.0
Total fixed maturities, including securities pledged:	224.1	0.6	(2.4)	21.1	—	—	(21.0)	3.9	(0.8)	225.5	0.6

Equity securities, available-for-sale	0.4	—	—	—	—	—	—	—	—	0.4	—
Derivatives:
Annuity product guarantees:
FIA(1)	(1,480.0)	(31.9)	—	—	(35.1)	—	21.6	—	—	(1,525.4)	—
GMWB/GMAB/GMWBL(1)	(1,323.4)	194.1	—	—	(32.8)	—	0.1	—	—	(1,162.0)	—
Other derivatives, net	40.6	14.9	—	4.9	—	—	(17.0)	—	—	43.4	0.9
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
(3) For financial instruments still held as of September 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2013
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings (3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$113.6	$(0.2)	$(1.8)	$—	$—	$—	$(17.1)	$16.1	$(24.3)	$86.3	$(0.2)
Foreign	20.9	—	(0.4)	—	—	(1.1)	(13.3)	5.5	—	11.6	—
Residential mortgage-backed securities	24.2	(0.9)	(0.4)	33.1	—	(0.2)	(0.7)	—	(0.6)	54.5	(1.0)
Other asset-backed securities	78.2	4.3	(1.1)	—	—	—	(8.3)	—	—	73.1	3.6
Total fixed maturities, including securities pledged	236.9	3.2	(3.7)	33.1	—	(1.3)	(39.4)	21.6	(24.9)	225.5	2.4

Equity securities, available-for-sale	15.8	(0.1)	0.1	—	—	—	—	—	(15.4)	0.4	—
Derivatives:
Annuity product guarantees:
FIA(1)	(1,393.8)	(117.0)	—	—	(71.1)	—	56.5	—	—	(1,525.4)	—
GMWB/GMAB/GMWBL(1)	(2,004.0)	946.0	—	—	(104.3)	—	0.3	—	—	(1,162.0)	—
Other derivatives, net	11.7	63.9	—	15.5	—	—	(47.7)	—	—	43.4	25.2
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
(3) For financial instruments still held as of September 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2012
	Fair Value as of July 1,	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings (3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$102.4	$0.6	$(2.7)	$18.8	$—	$—	$(4.0)	$17.0	$—	$132.1	$0.6
Foreign	15.2	—	0.2	—	—	—	(1.5)	8.4	—	22.3	—
Residential mortgage-backed securities	21.7	2.5	(0.7)	—	—	—	(0.1)	0.5	—	23.9	2.5
Other asset-backed securities	67.6	1.9	1.9	—	—	—	(1.3)	14.5	—	84.6	1.9
Total fixed maturities, including securities pledged:	206.9	5.0	(1.3)	18.8	—	—	(6.9)	40.4	—	262.9	5.0

Equity securities, available-for-sale	16.8	(0.1)	—	—	—	(0.7)	—	—	—	16.0	—
Derivatives:
Annuity products guarantees:
FIA(1)	(1,384.2)	(38.9)	—	—	(15.9)	—	35.4	—	—	(1,403.6)	—
GMWB/GMAB/GMWBL(1)	(2,458.6)	556.2	—	—	(43.7)	—	—	—	—	(1,946.1)	—
Other derivatives, net	9.6	23.7	—	4.3	—	—	(6.8)	—	—	30.8	19.8
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
(3) For financial instruments still held as of September 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2012
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings (3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$124.5	$0.7	$(1.5)	$2.4	$—	$—	$(0.1)	$36.3	$(30.2)	$132.1	$0.6
Foreign	56.9	0.6	(0.4)	—	—	(4.1)	(4.2)	8.3	(34.8)	22.3	—
Residential mortgage-backed securities	60.7	(0.5)	(1.1)	0.1	—	—	(0.9)	—	(34.4)	23.9	(0.9)
Other asset-backed securities	72.8	4.9	2.7	—	—	(9.3)	(3.4)	16.9	—	84.6	4.6
Total fixed maturities, including securities pledged	314.9	5.7	(0.3)	2.5	—	(13.4)	(8.6)	61.5	(99.4)	262.9	4.3

Equity securities, available-for-sale	16.3	(0.1)	(0.1)	2.3	—	(2.4)	—	—	—	16.0	—
Derivatives:
Annuity product guarantees:
FIA(1)	(1,282.2)	(170.3)	—	—	(69.2)	—	118.1	—	—	(1,403.6)	—
GMWB/GMAB/GMWBL(1)	(2,229.9)	397.4	—	—	(113.8)	—	0.2	—	—	(1,946.1)	—
Other derivatives, net	(4.3)	14.8	—	13.9	—	—	7.9	—	(1.5)	30.8	13.0
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
(3) For financial instruments still held as of September 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The transfers in and out of Level 3 for fixed maturities, including securities pledged during the three and nine months ended September 30, 2013 and September 30, 2012 were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3, as these securities are generally less liquid with very limited trading activity or where less transparency exists corroborating the inputs to the valuation methodologies. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

The fair value of certain options and swap contracts are valued using observable inputs and were transferred from Level 3 to Level 2 during the nine months ended September 30, 2012.

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

Actuarial Assumptions: Management regularly reviews actuarial assumptions, which are based on the Company's experience and periodically reviewed against industry standards. Industry standards and the Company's experience may be limited on certain products.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of September 30, 2013:

Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA
Long-term equity implied volatility	15% to 25%		15% to 25%		—
Interest rate implied volatility	0.2% to 17%		0.2% to 17%		—
Correlations between:
Equity Funds	50% to 98%		50% to 98%		—
Equity and Fixed Income Funds	-33% to 62%		-33% to 62%		—
Interest Rates and Equity Funds	-30% to -16%		-30% to -16%		—
Nonperformance risk	0.23% to 1.3%		0.23% to 1.3%		0.23% to 1.3%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—
Partial Withdrawals	0% to 10%		0% to 10%		—
Lapses	0.08% to 40%	(3)	0.08% to 31%	(3)	0% to 10%	(3)
Mortality	—	(4)	—	(4)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 29% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, we assume that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money". The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of September 30, 2013 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)
< 60	$2.7	$0.9	$3.6	5.4
60-69	5.9	1.4	7.3	1.5
70+	4.2	0.7	4.9	0.1
	$12.8	$3.0	$15.8	2.4

(3)
Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period. The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of September 30, 2013 (account value amounts are in $ billions).

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value	Lapse Range
During Surrender Charge Period
	In the Money**	$—	*	0.08% to 8.2%	$6.5	0.08% to 5.5%
	Out of the Money	—	*	0.41% to 12%	2.0	0.36% to 11%
After Surrender Charge Period
	In the Money**	—	*	2.5% to 21%	6.4	1.5% to 21%
	Out of the Money	0.1		12% to 31%	1.6	6.9% to 40%
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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2012:

Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA
Long-term equity implied volatility	15% to 25%		15% to 25%		—
Interest rate implied volatility	0.1% to 19%		0.1% to 19%		—
Correlations between:
Equity Funds	50% to 98%		50% to 98%		—
Equity and Fixed Income Funds	-40% to 65%		-40% to 65%		—
Interest Rates and Equity Funds	-25% to -16%		-25% to -16%		—
Nonperformance risk	0.1% to 1.3%		0.1% to 1.3%		0.1% to 1.3%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—
Partial Withdrawals	0% to 10%		0% to 10%		—
Lapses	0.08% to 32%	(3)	0.08% to 31%	(3)	0% to 10%
Mortality	—	(4)	—	(4)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 26% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, we assume that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money". The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of December 31, 2012 (account value amounts are in $ billions).

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

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value	Lapse Range
During Surrender Charge Period
	In the Money**	$—	*	0.08% to 8.2%	$8.5	0.08% to 5.8%
	Out of the Money	—	*	0.41% to 12%	0.9	0.35% to 12%
After Surrender Charge Period
	In the Money**	—	*	2.4% to 22%	6.1	1.5% to 17%
	Out of the Money	0.1		12% to 31%	0.6	6.9% to 32%
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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$23,197.4	$23,197.4	$21,627.3	$21,627.3
Equity securities, available-for-sale	6.6	6.6	29.8	29.8
Mortgage loans on real estate	2,792.6	2,822.9	2,835.0	2,924.7
Policy loans	96.9	96.9	101.8	101.8
Limited partnerships/corporations	148.1	148.1	166.9	166.9
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	1,376.1	1,376.1	3,121.1	3,121.1
Derivatives	329.2	329.2	1,381.3	1,381.3
Other investments	72.8	72.8	80.7	80.7
Deposits from affiliates	783.7	842.7	901.7	984.4
Assets held in separate accounts	40,844.3	40,844.3	39,799.1	39,799.1
Liabilities:
Investment contract liabilities:
Deferred annuities(1)	19,206.0	19,533.2	20,262.4	21,062.8
Funding agreements with fixed maturities and guaranteed investment contracts	1,991.0	1,894.5	1,818.6	1,718.0
Supplementary contracts, immediate annuities and other	1,089.5	1,144.8	1,094.1	1,194.4
Annuity product guarantees:
FIA	1,525.4	1,525.4	1,393.8	1,393.8
GMAB/GMWB/GMWBL	1,162.0	1,162.0	2,004.0	2,004.0
Derivatives	545.5	545.5	798.6	798.6
Long-term debt	435.0	468.4	435.0	491.6
Embedded derivative on reinsurance	1.8	1.8	301.3	301.3
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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA") was as follows for the periods indicated:

	DAC	VOBA	Total
Balance at January 1, 2013	$2,968.2	$28.4	$2,996.6
Deferrals of commissions and expenses	69.8	—	69.8
Amortization:
Amortization(1)	(1,360.5)	15.6	(1,344.9)
Interest accrued(2)	112.4	2.4	114.8
Net amortization included in the Condensed Statements of Operations	(1,248.1)	18.0	(1,230.1)
Change in unrealized capital gains/losses on available-for-sale securities	689.7	12.7	702.4
Balance at September 30, 2013	$2,479.6	$59.1	$2,538.7

	DAC	VOBA	Total
Balance at January 1, 2012	$3,326.5	$46.1	$3,372.6
Deferrals of commissions and expenses	82.6	—	82.6
Amortization:
Amortization	(432.3)	(18.5)	(450.8)
Interest accrued(2)	163.9	2.3	166.2
Net amortization included in the Condensed Statements of Operations	(268.4)	(16.2)	(284.6)
Change in unrealized capital gains/losses on available-for-sale securities	(179.8)	1.0	(178.8)
Balance at September 30, 2012	$2,960.9	$30.9	$2,991.8
(1) Includes loss recognition of $305.0 related to DAC and $1.0 related to VOBA.
(2) Interest accrued at the following rates for DAC: 1.0% to 6.0% during 2013 and 3.0% to 7.0% during 2012. Interest accrued at the following rates for VOBA: 1.0% to 6.0% during 2013 and 3.0% to 7.0% during 2012.

6.    Capital Contributions and Dividends

During the nine months ended September 30, 2013 and 2012, the Company did not receive any capital contributions from its Parent.

During the nine months ended September 30, 2013, following receipt of required approval from its domiciliary state insurance regulator and consummation of the IPO of ING U.S., Inc., the Company paid a return of capital distribution of $230.0 to its Parent. During the nine months ended September 30, 2012, following receipt of required approval from its domiciliary state insurance regulator, the Company paid a return of capital distribution of $250.0 to its Parent.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Accumulated Other Comprehensive Income

Shareholder’s equity included the following components of AOCI as of the dates indicated.

	September 30, 2013
	2013	2012
Fixed maturities, net of OTTI	$929.7	$2,002.3
Equity securities, available-for-sale	2.9	3.3
Derivatives	(0.2)	(0.8)
DAC/VOBA and sales inducements adjustment on available-for-sale securities	(407.5)	(1,325.8)
Other	(34.9)	(35.4)
Unrealized capital gains (losses), before tax	490.0	643.6
Deferred income tax asset (liability)	31.4	(206.7)
Unrealized capital gains (losses), after tax	521.4	436.9
Pension and other postretirement benefits liability, net of tax	0.9	1.1
AOCI	$522.3	$438.0

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Statements of Operations, were as follows for the periods indicated.

	Nine Months Ended September 30, 2013
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,081.3)		$395.8	(4)	$(685.5)
Equity securities	(0.5)		0.2		(0.3)
Other	0.5		(0.1)		0.4
OTTI	15.8		(5.5)		10.3
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	(9.3)		3.3		(6.0)
DAC/VOBA and sales inducements	875.8	(1)	(306.8)		569.0
Change in unrealized gains/losses on available-for-sale securities	(199.0)		86.9		(112.1)

Derivatives:
Derivatives	0.5	(2)	(0.2)		0.3
Adjustments for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—		—
Change in unrealized gains/losses on derivatives	0.5		(0.2)		0.3

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	(0.2)	(3)	0.1		(0.1)
Change in pension and other postretirement benefits liability	(0.2)		0.1		(0.1)
Change in Other comprehensive income (loss)	$(198.7)		$86.8		$(111.9)
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
See Benefit Plans Note in the Company's 2012 Annual Report on Form 10-K for additional information.
(4) Amount includes $17.3 valuation allowance. See Income Taxes Note to these Condensed Financial Statements for additional information.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2012
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$517.7		$(301.7)	(4)	$216.0
Equity securities	2.4		(0.8)		1.6
Other	0.2		(0.1)		0.1
OTTI	13.3		(4.7)		8.6
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	140.2		(49.1)		91.1
DAC/VOBA and sales inducements	(191.7)	(1)	67.1		(124.6)
Change in unrealized gains/losses on available-for-sale securities	482.1		(289.3)		192.8

Derivatives:
Derivatives	0.3	(2)	(0.1)		0.2
Adjustments for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—		—
Change in unrealized gains/losses on derivatives	0.3		(0.1)		0.2

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	(0.2)	(3)	0.1		(0.1)
Change in pension and other postretirement benefits liability	(0.2)		0.1		(0.1)
Change in Other comprehensive income (loss)	$482.2		$(289.3)		$192.9
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
See Benefit Plans Note in the Company's 2012 Annual Report on Form 10-K for additional information.
(4) Amount includes $(120.5) Valuation allowance. See Income Taxes Note to these Condensed Financial Statements for additional information.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.    Income Taxes

Income taxes were different from the amount computed by applying the federal income tax rate to income (loss) before income taxes for the following reasons for the periods indicated:

	Three Months Ended September 30,
	2013	2012
Income (loss) before income taxes	$123.9	$237.8
Tax rate	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	43.4	83.2
Tax effect of:
Dividends received deduction	(31.8)	(36.2)	(1)
Valuation allowance	53.0	(1.0)	(1)
Tax credits	(1.2)	(0.5)	(1)
Non-deductible expense (benefit)	—	—
Other	(0.6)	0.1
Income tax expense (benefit)	$62.8	$45.6
(1) Certain of these amounts were allocated to Other comprehensive income in accordance with the exception described in ASC 740-20-45-7.

	Nine Months Ended September 30,
	2013	2012
Income (loss) before income taxes	$101.4	$(78.0)
Tax rate	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	35.5	(27.3)
Tax effect of:
Dividends received deduction	(66.2)	(58.3)	(1)
Valuation allowance	183.1	59.5	(1)
Tax credits	(1.2)	(1.5)	(1)
Non-deductible expense (benefit)	0.4	—
Other	(0.5)	0.2
Income tax expense (benefit)	$151.1	$(27.4)
(1) Certain of these amounts were allocated to Other comprehensive income in accordance with the exception described in ASC 740-20-45-7.

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of September 30, 2013 and December 31, 2012, the Company had a tax valuation allowance of $589.1 and $406.0, respectively, that was allocated to continuing operations and $(203.0) and $(185.7) that was allocated to Other comprehensive income. Therefore, after consideration of available sources of taxable income required to realize the Company's deferred tax assets in the future, the Company had a tax valuation allowance of $386.1 and $220.3 related to deferred tax assets as of September 30, 2013 and December 31, 2012, respectively.

For the three months ended September 30, 2013 and 2012, the total increases (decreases) in the valuation allowance were $35.7 and $116.1, respectively. With respect to 2013, $53.0 was allocated to continuing operations and $(17.3) was allocated to Other comprehensive income. With respect to 2012, $(1.0) was allocated to continuing operations and $117.1 was allocated to Other comprehensive income. For the nine months ended September 30, 2013 and 2012, there were total increases (decreases) in the valuation allowance of $165.8 and $192.1, respectively. With respect to 2013, $183.1 was allocated to continuing operations and $(17.3) was allocated to Other comprehensive income. With respect to 2012, $59.5 was allocated to continuing operations and $132.6 was allocated to Other comprehensive income.

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

Under this agreement, the Company did not incur interest expense for the three and nine months ended September 30, 2013 and 2012. The Company did not earn interest income for the three and nine months ended September 30, 2013. The Company did not earn any interest income for the three months ended September 30, 2012, and earned $0.4 for the nine months ended September 30, 2012. As of September 30, 2013 and December 31, 2012, the Company did not have any outstanding receivable/payable from/to ING U.S., Inc. under the reciprocal loan agreement.

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

As of September 30, 2013 and December 31, 2012, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $316.3 and $304.7, respectively.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Federal Home Loan Bank Funding

The Company is a member of the Federal Home Loan Bank of Des Moines ("FHLB") and is required to maintain collateral that backs funding agreements issued to the FHLB. As of September 30, 2013 and December 31, 2012, the Company had $1,548.0, in non-putable funding agreements, including accrued interest, issued to the FHLB. These non-putable funding agreements are included in Future policy benefits and contract owner account balances on the Condensed Balance Sheets. As of September 30, 2013 and December 31, 2012, assets with a market value of $1,804.9 and $1,855.1, respectively, collateralized the funding agreements to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Condensed Balance Sheets.

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

	September 30, 2013	December 31, 2012
Fixed maturity collateral pledged to FHLB	$1,804.9	$1,855.1
FHLB restricted stock(1)	71.9	78.9
Other fixed maturities-state deposits	11.3	12.1
Securities pledged(2)	776.3	714.0
Total restricted assets	$2,664.4	$2,660.1
(1) Reported in Other investments on the Condensed Balance Sheets.
(2) Includes the fair value of loaned securities of $93.4 and $134.7 as of September 30, 2013 and December 31, 2012, respectively, which is included in Securities pledged on the Condensed Balance Sheets. In addition, as of September 30, 2013 and December 31, 2012, the Company delivered securities as collateral of $682.9 and $579.3, respectively, which was included in Securities pledged on the Condensed Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. This paragraph contains an estimate of reasonably possible losses above any amounts accrued. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued, the estimate reflects the reasonably possible range of loss in excess of the accrued amounts. For matters for which a reasonably possible (but not probable) range of loss exists, the estimate reflects the reasonably possible and unaccrued loss or range of loss. As of September 30, 2013, the Company estimates the aggregate range of reasonably possible losses in excess of any amounts accrued for these matters as of such date is not material to the Company.

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

Also effective June 30, 2008, the Company entered into a services agreement with SLDI, under which the Company provides certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement. For the three and nine months ended September 30, 2013, revenue related to the agreement was $3.1 and $9.2, respectively. For the three and nine months ended September 30, 2012, revenue related to the agreement was $3.0 and $9.0, respectively.

Effective July 1, 2009, the reinsurance agreement was amended and restated to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to the Company and the Company deposited those assets into a funds withheld trust account.  As of September 30, 2013, the assets on deposit in the trust account were $4.3 billion. The Company also established a corresponding funds withheld liability to SLDI, which is included in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets. Funds held under reinsurance treaties with affiliates had a balance of $4.3 billion and $3.6 billion, as of September 30, 2013 and December 31, 2012, respectively. In addition, as of September 30, 2013 and December 31, 2012, the Company had an embedded derivative with a value of $4.5 and $293.6, respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets.

Also effective July 1, 2009, the Company and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account. SLDI has retained its affiliate, ING Investment Management LLC, as subadviser for the funds withheld account.

Effective October 1, 2011, the Company and SLDI entered into an amended and restated automatic reinsurance agreement in order to provide more flexibility to the Company and SLDI with respect to the collateralization of the reserves related to the variable annuity guaranteed living benefits reinsured under the agreement. As of September 30, 2013 and December 31, 2012, reserves

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

ceded by the Company under this agreement were $2.1 billion.  In addition, a deferred loss in the amount of $321.0 and $343.9 as of September 30, 2013 and December 31, 2012, respectively, is included in Other assets on the Condensed Balance Sheets and is amortized over the period of benefit.

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

Item 2.    Management’s Narrative Analysis of the Results of Operations and Financial Condition
(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ING USA Annuity and Life Insurance Company ("ING USA," the "Company," "we" or "us," as appropriate) for each of the three and nine months ended September 30, 2013 and 2012 and financial condition as of September 30, 2013 and December 31, 2012. This item should be read in its entirety and in conjunction with the Condensed Financial Statements and related notes and other supplemental data, which can be found under Part I, Item 1., contained herein, as well as the "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our 2012 Annual Report on Form 10-K.

Investors are also directed to consider the risks and uncertainties discussed in this Item 2. and in Item 1A. of Part II., contained herein, as well as in other documents we filed with the SEC. Except as may be required by the federal securities laws, we disclaim any obligation to update forward-looking information.

Basis of Presentation

In 2009, ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange, announced the anticipated separation of its global banking and insurance businesses, including the divestiture of ING U.S., Inc., which together with its subsidiaries, including the Company, constitutes ING's U.S.-based retirement, investment management and insurance operations. On April 11, 2013, ING U.S., Inc. announced plans to rebrand in the future as Voya Financial. On May 2, 2013, the common stock of ING U.S., Inc. began trading on the New York Stock Exchange under the symbol "VOYA." On May 7, 2013 and May 31, 2013, ING U.S., Inc. completed its initial public offering of common stock, including the issuance and sale by ING U.S., Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. ("ING International"), an indirect wholly owned subsidiary of ING Group and previously the sole stockholder of ING U.S., Inc., of 44,201,773 shares of outstanding common stock of ING U.S., Inc. (collectively, the "IPO"). On September 30, 2013, ING International transferred all of its shares of ING U.S., Inc. common stock to ING Group.

On October 29, 2013, ING Group completed a sale of 37,950,000 shares of common stock of ING U.S., Inc. in a registered public offering ("Secondary Offering"), reducing ING Group's ownership of ING U.S., Inc. to 57%.

ING USA is a direct, wholly owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), which is a direct, wholly owned subsidiary of ING U.S., Inc. ING U.S., Inc. is a majority owned subsidiary of ING Group.

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

Assumptions and Periodic Review

Changes in assumptions can have a significant impact on DAC, VOBA, deferred sales inducements, unearned revenue reserve balances (“DAC/VOBA and other intangibles”), amortization rates and results of operations. Assumptions are management's best estimates of future outcome. We periodically review these assumptions against actual experience and, based on additional information that becomes available, update our assumptions.

During the third quarter of 2013, we conducted our annual review of assumptions, including projection model inputs. As a result of these reviews in the three months ended September 30, 2013, we made a number of changes, which resulted in net favorable unlocking of DAC/VOBA and other intangibles of $27.8.

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, see the Business, Basis of Presentation and Significant Accounting Policies Note to the Condensed Financial Statements, in Part I, Item 1. of this Form 10-Q.

Results of Operations

Overview

Products currently offered by us include immediate and deferred fixed annuities, designed to address individual customer needs for tax-advantaged savings, retirement needs and wealth-protection concerns and guaranteed investment contracts and funding agreements sold primarily to institutional investors and corporate benefit plans.

We derive our revenue mainly from (a) fee income generated from separate accounts assets supporting variable options under variable annuity contract investments, as designated by contract owners, (b) investment income earned on investments, (c) premiums, (d) realized capital gains (losses) on investments and product guarantees and (e) certain other management fees.  Fee income is primarily generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contract owners.  Investment income earned on invested assets is mainly generated from annuity products with fixed investment options, guaranteed investment contract ("GIC") deposits and funding agreements.  Our expenses primarily consist of (a) Interest credited and other benefits to contract owners/policyholders, (b) amortization of DAC, VOBA and sales inducements, (c) expenses related to the selling and servicing of the various products offered by us and (d) other general business expenses.

Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012

Our results of operations for the three months ended September 30, 2013 and 2012 and changes therein, primarily reflect higher Total net realized capital losses, higher Net amortization of DAC/VOBA and higher income tax expense. These unfavorable items were partially offset by higher Net investment income and favorable changes in Interest credited and other benefits to contract owners/policyholders.

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2013	2012
Revenues:
Net investment income	$339.1	$317.5	$21.6	6.8%
Fee income	212.8	196.8	16.0	8.1%
Premiums	102.1	112.0	(9.9)	(8.8)%
Net realized capital gains (losses):
Total other-than-temporary impairments	(1.9)	(3.5)	1.6	45.7%
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(0.4)	(0.2)	(0.2)	(100.0)%
Net other-than-temporary impairments recognized in earnings	(1.5)	(3.3)	1.8	54.5%
Other net realized capital gains (losses)	(464.3)	(208.9)	(255.4)	NM
Total net realized capital gains (losses)	(465.8)	(212.2)	(253.6)	NM
Other revenue	7.3	7.3	—	—%
Total revenues	195.5	421.4	(225.9)	(53.6)%
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	(344.7)	(173.5)	(171.2)	(98.7)%
Operating expenses	109.7	106.3	3.4	3.2%
Net amortization of deferred policy acquisition costs and value of business acquired	284.9	238.5	46.4	19.5%
Interest expense	7.1	7.9	(0.8)	(10.1)%
Other expense	14.6	4.4	10.2	NM
Total benefits and expenses	71.6	183.6	(112.0)	(61.0)%
Income (loss) before income taxes	123.9	237.8	(113.9)	(47.9)%
Income tax expense (benefit)	62.8	45.6	17.2	37.7%
Net income (loss)	$61.1	$192.2	$(131.1)	(68.2)%
NM - Not Meaningful

Revenues

Total revenues decreased $225.9 from $421.4 to $195.5 for the three months ended September 30, 2013, primarily due to unfavorable changes in Total net realized capital losses partially offset by higher Net investment income and higher Fee income.

Net investment income increased $21.6 from $317.5 to $339.1 primarily due to a gain of $37.8 in conjunction with a bankruptcy settlement partially offset by lower net investment income due to lower general account assets. General account assets decreased as a result of Multi-year guaranteed annuities ("MYGAs") lapsing at the end of their initial terms largely due to lower renewal crediting rates, which reflect the lower interest rate environment.

Fee income increased $16.0 from $196.8 to $212.8 due to an increase in average assets under management ("AUM"), as positive market returns more than offset net outflows on runoff of our variable annuity business.

Total net realized capital losses increased $253.6 from a loss of $212.2 to a loss of $465.8 primarily due to unfavorable changes in the fair value of embedded derivatives and losses on sales of fixed maturities, in the third quarter of 2013 compared to gains in the third quarter of 2012, partially offset by favorable net changes in the fair value of derivatives. Unfavorable net changes of $355.1 in the fair value of embedded derivatives on variable annuity and fixed indexed annuity product guarantees (from a gain of $517.3 in the third quarter 2012 to a gain of $162.2 in the third quarter 2013) and unfavorable net changes of $64.5, comprised of realized gains/(losses) on fixed maturities and changes in the fair value of fixed maturities using fair value option, also contributed to the variance. Partially offsetting these variances were favorable net changes of $168.2 in the variable annuity and fixed indexed annuity hedge programs as changes in the equity and interest markets during the current period resulted in net losses of $592.8 on interest, equity and foreign exchange derivatives compared to net losses of $761.0 during the prior period. A portion of these derivative losses ($554.3 in the third quarter 2013 and losses of $615.3 in the third quarter 2012) were ceded to Security Life of Denver International Limited (SLDI) under the combined coinsurance and coinsurance funds withheld agreement and an offset is recorded in Interest credited and other benefits to contract owners/policyholders.

Benefits and Expenses

Total benefits and expenses decreased $112.0 from $183.6 to $71.6 for the three months ended September 30, 2013 primarily due to a decrease in Interest credited and other benefits to contract owners/policyholders, partially offset by an increase in Net amortization of DAC/VOBA.

Interest credited and other benefits to contract owners/policyholders decreased $171.2 from $(173.5) to $(344.7) primarily due to a favorable reserve change on guarantees mainly as a result of annual assumption impacts in the current period compared to the prior period. Also contributing to the decline is the change in the embedded derivative on the two coinsurance funds withheld arrangements and lower amortization on sales inducements. These decreases were partially offset by the change in the amount of equity and interest rate derivative gains/losses transferred under the coinsurance and coinsurance funds withheld agreement with SLDI (the corresponding offsetting amount is reported in Total net realized capital gains (losses)).

Net amortization of DAC and VOBA increased $46.4 from $238.5 to $284.9 primarily due to higher amortization attributed mainly to changes in amortization rate, as well as lower interest accrued on a lower DAC asset. Partially offsetting this variance is favorable DAC unlocking mainly as a result of prospective assumption changes in the current period.

Income Taxes

Income tax expense (benefit) increased $17.2 from $45.6 to $62.8 primarily due to an increase in the valuation allowance and a decrease in the dividends received deduction, partially offset by a decrease in income before taxes.

Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012

Our results of operations for the nine months ended September 30, 2013 and 2012 and changes therein, primarily reflect a decrease in Interest credited and other benefits to contract owners/policyholders partially offset by increases in Net amortization of DAC/VOBA and Net realized capital losses and a decrease in Net investment income.

	Nine Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2013	2012
Revenues:
Net investment income	$947.2	$978.7	$(31.5)	(3.2)%
Fee income	621.9	609.8	12.1	2.0%
Premiums	339.6	341.9	(2.3)	(0.7)%
Net realized capital gains (losses):
Total other-than-temporary impairments	(6.2)	(12.1)	5.9	48.8%
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(1.1)	(2.9)	1.8	62.1%
Net other-than-temporary impairments recognized in earnings	(5.1)	(9.2)	4.1	44.6%
Other net realized capital gains (losses)	(1,617.7)	(1,061.0)	(556.7)	(52.5)%
Total net realized capital gains (losses)	(1,622.8)	(1,070.2)	(552.6)	(51.6)%
Other revenue	23.2	27.6	(4.4)	(15.9)%
Total revenues	309.1	887.8	(578.7)	(65.2)%
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	(1,404.8)	304.8	(1,709.6)	NM
Operating expenses	335.4	332.0	3.4	1.0%
Net amortization of deferred policy acquisition costs and value of business acquired	1,230.1	284.6	945.5	NM
Interest expense	21.1	23.5	(2.4)	(10.2)%
Other expense	25.9	20.9	5.0	23.9%
Total benefits and expenses	207.7	965.8	(758.1)	(78.5)%
Income (loss) before income taxes	101.4	(78.0)	179.4	NM
Income tax expense (benefit)	151.1	(27.4)	178.5	NM
Net income (loss)	$(49.7)	$(50.6)	$0.9	1.8%
NM - Not Meaningful

Revenues

Total revenues decreased $578.7 from $887.8 to $309.1 for the nine months ended September 30, 2013, primarily due to unfavorable changes in Total net realized capital losses and a decrease in Net investment income.

Net investment income decreased $31.5 from $978.7 to $947.2 primarily due to lower general account assets. General account assets decreased as a result of MYGAs lapsing at the end of their initial terms, largely due to lower renewal crediting rates, which reflect the lower interest rate environment compared to the crediting rates during their initial term. These decreases were partially offset by a gain of $37.8 in conjunction with a bankruptcy settlement in the third quarter of 2013, and the effect of a loss on the sale of certain alternative investments in the second quarter of 2012.

Total net realized capital losses increased $552.6 from a loss of $1,070.2 to a loss of $1,622.8 primarily due to unfavorable net changes in variable annuity hedging derivatives and losses of fixed maturities, partially offset by gains in the fair value of embedded derivatives. Under the variable annuity and fixed indexed annuity hedge programs, changes in equity and interest markets during the nine months ended September 30, 2013 resulted in net losses of $2,357.9 on interest, equity and foreign exchange derivatives compared to net losses of $1,377.0 during the first nine months of 2012, an unfavorable change of $980.9. A portion of these derivative losses ($2,263.9 in the first nine months of 2013 and losses of $927.0 in the first nine months of 2012) were ceded to Security Life of Denver International Limited ("SLDI") under the combined coinsurance and coinsurance funds withheld agreement and an offset is recorded in Interest credited and other benefits to contract owners/policyholders. Unfavorable net changes of $145.2 of realized gains/(losses) on fixed maturities primarily due to trading gains on corporate securities in the prior period compared to losses in the current period, as well as net changes of $42.4 in the fair value of fixed maturities using fair value option also contributed to the variance. Partially offsetting these variances were favorable net changes of $601.9 in the fair value of embedded derivatives on variable annuity and fixed indexed annuity product guarantees (from a gain of $227.1 in the first nine months of 2012 to a gain of $829.0 in the first nine months of 2013).

Benefits and Expenses

Total benefits and expenses decreased $758.1 from $965.8 to $207.7 for the nine months ended September 30, 2013 primarily due to a decrease in Interest credited and other benefits to contract owners/policyholders, partially offset by an increase in Net amortization of DAC/VOBA.

Interest credited and other benefits to contract owners/policyholders decreased $1,709.6 from $304.8 to $(1,404.8) primarily due to the change in the amount of equity and interest rate derivative gains/losses transferred under the combined coinsurance and coinsurance funds withheld agreement with SLDI (the corresponding offsetting amount is reported in Total net realized capital gains (losses)) and the change in the embedded derivative on the two coinsurance funds withheld arrangements.

Net amortization of DAC and VOBA increased $945.5 from $284.6 to $1,230.1 primarily due to higher amortization due to higher actual gross profits in the current period compared to the prior year period. An increase in amortization of $306.0 resulting from loss recognition on DAC/VOBA in the first quarter of 2013 also contributed to the change (see Critical Accounting Policies, Judgments, and Estimates).

Income Taxes

Income tax expense (benefit) changed $178.5 from $(27.4) to $151.1 primarily due to an increase in income before taxes and the valuation allowance, partially offset by an increase in the dividends received deduction.

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

Segmented portfolios are established for groups of products with similar liability characteristics. Our investment portfolio consists largely of high quality fixed maturities and short-term investments, investments in commercial mortgage loans, alternative investments and other instruments, including a small amount of equity holdings. Fixed maturities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, Other asset-backed securities ("ABS"), and traditional Mortgage-backed securities ("MBS").

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	September 30, 2013		December 31, 2012
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$22,042.8	79.4%	$20,586.6	71.1%
Fixed maturities, at fair value using the fair value option	378.3	1.4%	326.7	1.1%
Equity securities, available-for-sale	6.6	—%	29.8	0.1%
Short-term investments(1)	1,112.5	4.0%	2,686.6	9.3%
Mortgage loans on real estate	2,792.6	10.1%	2,835.0	9.8%
Policy loans	96.9	0.3%	101.8	0.4%
Limited partnerships/corporations	148.1	0.5%	166.9	0.6%
Derivatives	329.2	1.2%	1,381.3	4.8%
Other investments	72.8	0.3%	80.7	0.3%
Securities pledged(2)	776.3	2.8%	714.0	2.5%
Total investments	$27,756.1	100.0%	$28,909.4	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.
(2) See "Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources" for information regarding securities pledged.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as follows as of the dates indicated:

	September 30, 2013
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed Maturities:
U.S. Treasuries	$2,269.9	10.2%	$2,280.2	9.8%
U.S. Government agencies and authorities	66.1	0.3%	66.3	0.3%
State, municipalities and political subdivisions	50.1	0.2%	51.9	0.2%
U.S. corporate securities	10,598.3	47.7%	10,991.0	47.4%
Foreign securities(1)	5,136.7	23.1%	5,380.9	23.2%
Residential mortgage-backed securities	2,095.3	9.4%	2,252.9	9.7%
Commercial mortgage-backed securities	1,442.1	6.5%	1,591.6	6.9%
Other asset-backed securities	578.6	2.6%	582.6	2.5%
Total fixed maturities, including securities pledged	$22,237.1	100.0%	$23,197.4	100.0%
(1) Primarily U.S. dollar denominated.
	December 31, 2012
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed Maturities:
U.S. Treasuries	$1,218.9	6.2%	$1,311.5	6.1%
U.S. Government agencies and authorities	19.3	0.1%	23.7	0.1%
State, municipalities and political subdivisions	80.1	0.4%	90.0	0.4%
U.S. corporate securities	9,511.8	48.6%	10,537.5	48.7%
Foreign securities(1)	4,877.8	24.9%	5,366.6	24.8%
Residential mortgage-backed securities	1,617.1	8.3%	1,853.7	8.6%
Commercial mortgage-backed securities	1,565.4	8.0%	1,763.6	8.2%
Other asset-backed securities	681.6	3.5%	680.7	3.1%
Total fixed maturities, including securities pledged	$19,572.0	100.0%	$21,627.3	100.0%
(1) Primarily U.S. dollar denominated.

As of September 30, 2013, the average duration of our fixed maturities portfolio, including securities pledged, was between 5 and 6 years.

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

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of September 30, 2013 and December 31, 2012, the average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

•	when three ratings are received, the middle rating is applied;

•	when two ratings are received, the lower rating is applied;

•	when a single rating is received, the ARO rating is applied; and

•	when ratings are unavailable, an internal rating is applied.

Total fixed maturities by NAIC designation category, including securities pledged, were as follows as of the dates indicated:

	September 30, 2013
NAIC Designation	Amortized Cost	% of Total	Fair Value	% of Total
1	$12,838.8	57.7%	$13,356.1	57.6%
2	8,437.2	37.9%	8,831.0	38.1%
3	766.6	3.4%	791.8	3.4%
4	130.5	0.6%	127.9	0.6%
5	29.3	0.1%	33.2	0.1%
6	34.7	0.3%	57.4	0.2%
Total	$22,237.1	100.0%	$23,197.4	100.0%

	December 31, 2012
NAIC Designation	Amortized Cost	% of Total	Fair Value	% of Total
1	$10,615.6	54.1%	$11,753.1	54.3%
2	7,899.0	40.4%	8,752.2	40.5%
3	719.6	3.7%	755.0	3.5%
4	205.9	1.1%	196.6	0.9%
5	91.9	0.5%	103.1	0.5%
6	40.0	0.2%	67.3	0.3%
Total	$19,572.0	100.0%	$21,627.3	100.0%

Total fixed maturities by ARO quality rating category, including securities pledged, were as follows as of the dates indicated:

	September 30, 2013
ARO Ratings	Amortized Cost	% of Total	Fair Value	% of Total
AAA	$5,339.6	24.0%	$5,527.7	23.9%
AA	1,504.1	6.8%	1,558.8	6.7%
A	5,714.8	25.7%	5,937.9	25.6%
BBB	8,414.4	37.8%	8,808.0	38.0%
BB	754.0	3.4%	799.8	3.4%
B and below	510.2	2.3%	565.2	2.4%
Total	$22,237.1	100.0%	$23,197.4	100.0%

	December 31, 2012
ARO Ratings	Amortized Cost	% of Total	Fair Value	% of Total
AAA	$3,810.7	19.5%	$4,213.3	19.5%
AA	1,355.4	6.9%	1,488.1	6.9%
A	5,202.2	26.6%	5,767.0	26.7%
BBB	7,867.9	40.2%	8,718.8	40.3%
BB	675.8	3.5%	733.4	3.4%
B and below	660.0	3.3%	706.7	3.2%
Total	$19,572.0	100.0%	$21,627.3	100.0%

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2013 and December 31, 2012 are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid. MBS and Other ABS are shown separately because they are not due at a single maturity date.

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due to mature:
One year or less	$911.5	$931.1	$1,122.5	$1,145.2
After one year through five years	5,801.3	6,065.3	4,967.1	5,274.6
After five years through ten years	7,366.2	7,493.5	5,836.5	6,440.6
After ten years	4,042.1	4,280.4	3,781.8	4,468.9
Mortgage-backed securities	3,537.4	3,844.5	3,182.5	3,617.3
Other asset-backed securities	578.6	582.6	681.6	680.7
Fixed maturities, including securities pledged	$22,237.1	$23,197.4	$19,572.0	$21,627.3

As of September 30, 2013 and December 31, 2012, we did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of our Shareholder’s equity.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturities, including securities pledged, by market sector and duration were as follows as of September 30, 2013:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$1,256.5	$28.7		$—	$—		$—	$—	$1,256.5	$28.7
U.S. Government agencies and authorities	49.9	0.4		—	—		—	—	49.9	0.4
U.S. corporate, state and municipalities	3,097.6	129.6		163.7	15.7		134.8	13.5	3,396.1	158.8
Foreign	846.4	43.6		10.5	1.4		86.4	8.9	943.3	53.9
Residential mortgage-backed	775.2	14.8		116.4	1.6		137.7	13.8	1,029.3	30.2
Commercial mortgage-backed	3.5	—	*	0.2	—	*	10.2	1.5	13.9	1.5
Other asset-backed	39.9	0.7		—	—		120.8	14.4	160.7	15.1
Total	$6,069.0	$217.8		$290.8	$18.7		$489.9	$52.1	$6,849.7	$288.6
*Less than $0.1.

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturities, including securities pledged, by market sector and duration were as follows as of December 31, 2012:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$—	$—		$—	$—	$—	$—	$—	$—
U.S. Government agencies and authorities	—	—		—	—	—	—	—	—
U.S. corporate, state and municipalities	237.3	2.9		40.1	0.6	94.0	10.4	371.4	13.9
Foreign	33.3	3.1		23.9	1.8	158.1	17.6	215.3	22.5
Residential mortgage-backed	116.3	2.2		10.9	0.1	181.6	29.1	308.8	31.4
Commercial mortgage-backed	4.8	—	*	11.2	1.2	15.8	1.8	31.8	3.0
Other asset-backed	0.1	—	*	—	—	152.8	23.5	152.9	23.5
Total	$391.8	$8.2		$86.1	$3.7	$602.3	$82.4	$1,080.2	$94.3
*Less than $0.1.

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 90.4% and 87.9% of the average book value as of September 30, 2013 and December 31, 2012, respectively.

Gross unrealized losses on fixed maturities, including securities pledged, increased $194.3 from December 31, 2012 to September 30, 2013. The increase is primarily due to increasing interest rates. Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $204.7 from December 31, 2011 to December 31, 2012. The decrease was primarily due to improving market conditions with Other ABS and CMBS in addition to decreasing interest rates and tightening credit spreads.

As of September 30, 2013 and December 31, 2012, we did not have any individual fixed maturities with an unrealized capital loss in excess of $10.0.

Subprime and Alt-A Mortgage Exposure

The performance of pre-2008 vintage subprime and Alt-A mortgage collateral has exhibited sustained signs of recovery, after struggling through a multiyear correction in nationwide home values. While collateral losses continue to be realized, serious delinquencies are trending lower and other measures of performance, like prepayments and severities, have also shown signs of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity have increased substantially through most of 2012 and into this year.  In the third quarter, some of this momentum in bond prices and market liquidity was disrupted, at least in part, by the pick-up in interest rate volatility.  However, we continued to observe strength in the US housing market and a domestic employment picture that has exhibited steady improvement. This served to positively impact the fundamental performance of the portfolio.  In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of September 30, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities was $181.6, $186.0 and $15.1, respectively, representing 0.8% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2012, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities were $194.0, $207.9 and $23.5, respectively, representing 0.9% of total fixed maturities, including securities pledged, based on fair value.

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

The following tables present our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
September 30, 2013
	1	66.6%	AAA	—%	2007	11.5%
	2	3.3%	AA	0.3%	2006	6.7%
	3	14.5%	A	12.1%	2005 and prior	81.8%
	4	12.1%	BBB	7.8%		100.0%
	5	2.6%	BB and below	79.8%
	6	0.9%		100.0%
		100.0%
December 31, 2012
	1	67.1%	AAA	—%	2007	13.2%
	2	3.1%	AA	4.0%	2006	6.2%
	3	14.2%	A	9.1%	2005 and prior	80.6%
	4	13.5%	BBB	8.5%		100.0%
	5	1.0%	BB and below	78.4%
	6	1.1%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" section above. As of September 30, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $121.1, $119.3 and $9.0, respectively, representing 0.5% of total fixed maturities including securities pledged, based on fair value. As of December 31, 2012, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $133.6, $139.9 and $21.7, respectively, representing 0.6% of total fixed maturities, including securities pledged, based on fair value.

The following tables summarize our exposure to Alt-A residential mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
September 30, 2013
	1	44.8%	AAA	—%	2007	33.9%
	2	18.7%	AA	—%	2006	19.1%
	3	20.3%	A	0.9%	2005 and prior	47.0%
	4	12.8%	BBB	3.2%		100.0%
	5	2.4%	BB and below	95.9%
	6	1.0%		100.0%
		100.0%
December 31, 2012
	1	36.3%	AAA	0.2%	2007	31.4%
	2	10.9%	AA	0.8%	2006	19.4%
	3	15.7%	A	0.6%	2005 and prior	49.2%
	4	30.4%	BBB	2.6%		100.0%
	5	5.7%	BB and below	95.8%
	6	1.0%		100.0%
		100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has slowed, and, much of this year, we have observed sustained declines in delinquencies of underlying loans. In addition, other performance metrics like vacancies, property values and rent levels have shown improvements, although these metrics can differ widely by dimensions such as geographic location and property type. The new issue market for CMBS has continued its recovery from the credit crisis with higher total new issuances in 2013, the fifth straight year of higher new issuances. Total new issuance volume through Q3 is at its highest pace since 2007. Higher primary issuance has contributed to increased credit availability within the commercial real estate market, supportive of continued fundamental improvements for CMBS.

For consumer Other ABS, delinquency and loss rates have been maintained at levels considered low by historical standards and indicative of high credit quality. Relative strength in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.

The following tables summarize our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Designation		ARO Ratings		Vintage
September 30, 2013
	1	99.3%	AAA	45.3%	2008	0.7%
	2	—%	AA	25.6%	2007	27.4%
	3	0.4%	A	9.9%	2006	37.3%
	4	0.3%	BBB	7.5%	2005 and prior	34.6%
	5	—%	BB and below	11.7%		100.0%
	6	—%		100.0%
		100.0%
December 31, 2012
	1	97.5%	AAA	47.6%	2008	0.6%
	2	1.8%	AA	25.4%	2007	28.8%
	3	0.4%	A	10.1%	2006	35.3%
	4	0.3%	BBB	7.3%	2005 and prior	35.3%
	5	—%	BB and below	9.6%		100.0%
	6	—%		100.0%
		100.0%

As of September 30, 2013, the fair value and amortized cost related to our exposure to Other ABS, excluding subprime exposure, totaled $406.1 and $395.4 respectively. As of December 31, 2012, the fair value and amortized cost related to our exposure to Other ABS, excluding subprime exposure, totaled $491.9 and $476.1, respectively. As of September 30, 2013 and December 31, 2012, we did not have any gross unrealized losses related to Other ABS, excluding subprime exposure.

As of September 30, 2013, the Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated Collateralized loan obligations ("CLO") and automobile receivables, comprising 25.9%, 13.1% and 36.6%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2012, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated CLO and automobile receivables, comprising 29.2%, 11.2% and 36.6%, respectively, of total Other ABS, excluding subprime exposure.

The following tables summarize our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Designation		ARO Ratings		Vintage
September 30, 2013
	1	98.9%	AAA	92.7%	2013	0.7%
	2	0.7%	AA	2.4%	2012	23.7%
	3	—%	A	3.7%	2011	10.7%
	4	—%	BBB	0.7%	2010	3.7%
	5	—%	BB and below	0.5%	2009	7.0%
	6	0.4%		100.0%	2008	1.0%
		100.0%			2007 and prior	53.2%
						100.0%

December 31, 2012
	1	97.0%	AAA	92.5%	2012	18.0%
	2	2.2%	AA	1.0%	2011	17.1%
	3	—%	A	3.5%	2010	4.6%
	4	—%	BBB	2.2%	2009	6.0%
	5	—%	BB and below	0.8%	2008	3.1%
	6	0.8%		100.0%	2007	14.7%
		100.0%			2006 and prior	36.5%
						100.0%
Troubled Debt Restructuring

We invest in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. We consider the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of September 30, 2013, we did not have any new private placement troubled debt restructurings and had 20 new commercial mortgage loan troubled debt restructurings with pre-modification and post-modification carrying value of $24.6. The 20 commercial mortgage loans comprise a portfolio of cross-defaulted, cross-collateralized individual loans which are owned by the same sponsor. Between the date of the troubled debt restructurings and September 30, 2013, these loans have repaid $1.2 in principal. As of December 31, 2012, we did not have any new private placement or commercial mortgage loan troubled debt restructurings.

During the three and nine months ended September 30, 2013 and 2012, we did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

Mortgage Loans on Real Estate

Our mortgage loans on real estate are all commercial mortgage loans held for investment, which totaled $2.8 billion as of September 30, 2013 and December 31, 2012. The carrying value of these loans is reported at amortized cost, less impairment write-downs and allowance for losses.

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

The following table summarizes our investment in mortgage loans as of the dates indicated:

	September 30, 2013	December 31, 2012
Commercial mortgage loans	$2,793.8	$2,836.2
Collective valuation allowance	(1.2)	(1.2)
Total net commercial mortgage loans	$2,792.6	$2,835.0

There were no impairment charges taken on the mortgage loan portfolio for the three and nine months ended September 30, 2013 and 2012.

The following table summarizes the activity in the allowance for losses for all commercial mortgage loans for the periods indicated:

	September 30, 2013	December 31, 2012
Collective valuation allowance for losses, balance at January 1	$1.2	$1.5
Addition to / (reduction of) allowance for losses	—	(0.3)
Collective valuation allowance for losses, end of period	$1.2	$1.2

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

	September 30, 2013(1)	December 31, 2012(1)
Loan-to-Value Ratio:
0% - 50%	$504.1	$658.9
50% - 60%	771.0	848.0
60% - 70%	1,386.5	1,169.4
70% - 80%	125.3	149.4
80% and above	6.9	10.5
Total Commercial mortgage loans	$2,793.8	$2,836.2
(1) Balances do not include allowance for mortgage loan credit losses.

	September 30, 2013(1)	December 31, 2012(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$1,910.1	$1,970.9
1.25x - 1.5x	497.9	464.8
1.0x - 1.25x	258.5	259.2
Less than 1.0x	127.3	141.3
Total Commercial mortgage loans	$2,793.8	$2,836.2
(1) Balances do not include allowance for mortgage loan credit losses.

Other-Than-Temporary Impairments

We evaluate available-for-sale fixed maturities and equity securities for impairment on a regular basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value. See the Business, Basis of Presentation and Significant Accounting Policies Note to the Financial Statements in our Annual Report on Form 10-K for a policy used to evaluate whether the investments are other-than-temporarily impaired.

The following tables present our credit-related and intent-related impairments included in the Condensed Statements of Operations, excluding impairments included in Accumulated other comprehensive income (loss), by type for the periods indicated:

	Three Months Ended September 30,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$1.3	1
Foreign(1)	—	—	—	—
Residential mortgage-backed	0.5	15	2.0	29
Commercial mortgage-backed	0.2	1	—	—
Other asset-backed	0.8	3	—	—
Total	$1.5	19	$3.3	30
(1) Primarily U.S. dollar denominated.
	Nine Months Ended September 30,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$1.8	2
Foreign(1)	—	—	0.7	3
Residential mortgage-backed	4.0	49	4.7	46
Commercial mortgage-backed	0.2	2	1.7	1
Other asset-backed	0.9	3	0.3	3
Total	$5.1	54	$9.2	55
(1) Primarily U.S. dollar denominated.

The above tables include $1.0 and $4.6 of write-downs related to credit impairments for the three and nine months ended September 30, 2013, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Statements of Operations. The remaining $0.5 in write-downs for the three and nine months ended September 30, 2013, are related to intent impairments.

The above tables include $3.3 and $6.3 of write-downs related to credit impairments for the three and nine months ended September 30, 2012, respectively, in Other-than-temporary impairments which are recognized in the Condensed Statements of Operations. There were no remaining write-downs for the three months ended September 30, 2012, related to intent impairments. The remaining $2.9 in write-downs for the nine months ended September 30, 2012, are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended September 30,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$—	—
Foreign(1)	—	—	—	—
Residential mortgage-backed	0.3	3	—	—
Commercial mortgage-backed	0.2	1	—	—
Other asset-backed	—	—	—	—
Total	$0.5	4	$—	—
(1) Primarily U.S. dollar denominated.
	Nine Months Ended September 30,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$0.4	1
Foreign(1)	—	—	0.7	3
Residential mortgage-backed	0.3	3	—	—
Commercial mortgage-backed	0.2	2	1.7	1
Other asset-backed	—	—	0.1	1
Total	$0.5	5	$2.9	6
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

The fair value of fixed maturities with OTTI as of September 30, 2013 and December 31, 2012 was $1.8 billion and $2.2 billion, respectively.

During the three and nine months ended September 30, 2013, the primary source of credit-related OTTI was write-downs recorded in the RMBS sector on securities collateralized by Alt-A residential mortgage-backed securities.

Net Investment Income

Net investment income was as presented below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Fixed maturities	$272.2	$280.5	$799.9	$865.7
Equity securities, available-for-sale	0.8	1.2	2.1	3.0
Mortgage loans on real estate	37.0	40.1	116.2	126.8
Policy loans	1.4	1.5	4.5	4.4
Short-term investments and cash equivalents	0.1	(0.2)	0.2	0.1
Other (1)	40.5	7.5	62.3	18.2
Gross investment income	352.0	330.6	985.2	1,018.2
Less: Investment expenses	12.9	13.1	38.0	39.5
Net investment income	$339.1	$317.5	$947.2	$978.7
(1)In the periods ending in 2013, includes distributions of cash and securities of $37.8 in conjunction with a bankruptcy settlement for a prime broker who held assets on behalf of a limited partnership previously written down to realizable value.

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

Net realized capital gains (losses) were as presented below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Fixed maturities, available-for-sale, including securities pledged	$(1.3)	$54.3	$(9.6)	$135.6
Fixed maturities, at fair value option	(16.3)	(7.4)	(76.2)	(33.8)
Equity securities, available-for-sale	0.7	(0.1)	0.8	(0.2)
Derivatives	(607.5)	(773.4)	(2,346.5)	(1,395.8)
Embedded derivatives - fixed maturities	(3.6)	(3.0)	(20.2)	(3.9)
Embedded derivatives - product guarantees	162.2	517.3	829.0	227.1
Other investments	—	0.1	(0.1)	0.8
Net realized capital gains (losses)	$(465.8)	$(212.2)	$(1,622.8)	$(1,070.2)

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

As of September 30, 2013, we had $300.8 of exposure to peripheral Europe, which consists of a broadly diversified portfolio of credit-related investments solely in the industrial and utility sectors. We had no fixed maturity and equity securities exposure to peripheral European sovereigns or financial institutions based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Italy of $78.4, Ireland of $120.0 and Spain of $102.4. We had no exposure to Greece or Portugal. As of September 30, 2013, there was $1.1 derivative assets exposure to financial institutions in peripheral Europe. For purposes of calculating the derivative assets exposure, we had aggregated exposure to single name and portfolio product CDS, as well as all non-CDS derivative exposure for which we either had counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $2.4 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of September 30, 2013, our sovereign exposure was $96.5, which consists of fixed maturities. We also had $269.7 in net exposure to non-peripheral financial institutions with a concentration in the United Kingdom of $91.1, France of $53.6 and Switzerland of $28.2. The balance of $2.0 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration to the United Kingdom of $888.3 and the Netherlands of $400.5, we had significant non-peripheral European total country exposures to Switzerland of $166.7, Germany of $199.2 and France of $246.6. We place additional scrutiny on our financial exposure in the United Kingdom, France and Switzerland given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, should the European crisis worsen or fail to be resolved.

The following table represents our European exposures at fair value and amortized cost as of September 30, 2013.

	Fixed Maturity and Equity Securities					Derivative Assets					Net Non-U.S. Funded at September 30, 2013 (1)
	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)	Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin & Collateral	Total, (Fair Value)
Ireland	$—	$—	$118.9	$118.9	$112.1	$—	$1.1	$—	$—	$1.1	$120.0
Italy	—	—	78.4	78.4	74.4	—	—	—	—	—	78.4
Spain	—	—	102.4	102.4	97.7	—	—	—	—	—	102.4
Total Peripheral Europe	—	—	299.7	299.7	284.2	—	1.1	—	—	1.1	300.8

France	—	49.3	193.0	242.3	225.5	—	11.3	—	7.0	4.3	246.6
Germany	—	7.5	188.3	195.8	186.4	—	3.4	—	—	3.4	199.2
Norway	—	0.6	120.7	121.3	116.3	—	—	—	—	—	121.3
Netherlands	—	78.3	322.2	400.5	372.9	—	—	—	—	—	400.5
Switzerland	—	21.2	138.5	159.7	148.8	—	7.0	—	—	7.0	166.7
United Kingdom	—	76.9	797.2	874.1	835.5	—	11.6	—	(2.6)	14.2	888.3
Other non-peripheral(2)	96.5	7.0	233.0	336.5	314.6	—	—	—	—	—	336.5
Total Non-Peripheral Europe	96.5	240.8	1,992.9	2,330.2	2,200.0	—	33.3	—	4.4	28.9	2,359.1
Total	$96.5	$240.8	$2,292.6	$2,629.9	$2,484.2	$—	$34.4	$—	$4.4	$30.0	$2,659.9
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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business.  We maintain the following agreements:

•
A reciprocal loan agreement with ING U.S., Inc. an affiliate, whereby either party can borrow from the other up to 3.0% of our statutory net admitted assets, excluding Separate Accounts, as of the prior December 31. As of September 30, 2013 and December 31, 2012, we did not have any outstanding receivable/payable from/to ING U.S., Inc. under the reciprocal loan agreement. We and ING U.S., Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above.

•
We hold approximately 53.3% of our assets in marketable securities.  These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and CMO and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into reverse repurchase, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral.  Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to reverse repurchase, securities lending and dollar roll programs.  At the time a temporary cash need arises, the actual percentage of admitted assets available for reverse repurchase transactions will depend upon outstanding allocations to the three programs. As of September 30, 2013, we had securities lending collateral assets of $97.4, which represents approximately 0.1% of our general account statutory admitted assets.

We believe that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the nine months ended September 30, 2013 and 2012, we did not receive any capital contributions from our Parent.

During the nine months ended September 30, 2013, following receipt of required approval from our domiciliary state insurance regulator and consummation of the IPO of ING U.S., Inc., we paid a return of capital distribution of $230.0 to our Parent. During the nine months ended September 30, 2012, following receipt of required approval from our domiciliary state insurance regulator, we paid a return of capital distribution of $250.0 to our Parent.

On May 8, 2013, we reset, on a one-time basis, our negative unassigned funds account as of December 31, 2012 (as reported in our 2012 statutory annual statement) to zero (with an offsetting reduction in gross paid-in capital and contributed surplus). The reset was made pursuant to a permitted practice in accordance with statutory accounting practices granted by the Iowa Insurance Division. This permitted practice has no impact on our total capital and surplus and was reflected in our second quarter statutory financial statements.

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

Also effective June 30, 2008, we entered into a services agreement with SLDI, under which we provide certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement. For the three and nine months ended September 30, 2013, revenue related to the agreement was $3.1 and $9.2, respectively. For the three and nine months ended September 30, 2012, revenue related to the agreement was $3.0 and $9.0, respectively.

Effective July 1, 2009, the reinsurance agreement was amended and restated to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to us and we deposited these assets into a funds withheld trust account.  As of September 30, 2013, the assets on deposit in the trust account were $4.3 billion.  We also established a corresponding funds withheld liability to SLDI, which is included in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets. Funds held under reinsurance treaties with affiliates had a balance of $4.3 billion and $3.6 billion, as of September 30, 2013 and December 31, 2012, respectively. In addition, as of September 30, 2013 and December 31, 2012, we had an embedded derivative with a value of $4.5 and $293.6, respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets.

Also effective July 1, 2009, we and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account. SLDI has retained its affiliate, ING Investment Management LLC, as subadviser for the funds withheld account.

Effective October 1, 2011, we and SLDI entered into an amended and restated automatic reinsurance agreement in order to provide more flexibility to us and SLDI with respect to the collateralization of the reserves related to the variable annuity guaranteed living benefits reinsured under the agreement. As of September 30, 2013 and December 31, 2012, reserves ceded by us under this agreement were $2.1 billion.  In addition, a deferred loss in the amount of $321.0 and $343.9 as of September 30, 2013 and December 31, 2012, respectively, is included in Other assets on the Condensed Balance Sheets and is amortized over the period of benefit.

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

Ratings actions affirmation and outlook changes by A.M. Best, Fitch, Moody's and S&P from January 1, 2013 through November 12, 2013 are as follows:

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

A number of other versions of death benefits were offered previously but sales were discontinued. For contracts issued prior to January 1, 2000, most contracts with enhanced death benefit guarantees were reinsured to third party reinsurers to mitigate the risk produced by such guaranteed death benefits. For contracts issued after December 31, 1999, we instituted a Variable Annuity Guarantee Hedge Program in lieu of reinsurance.  The Variable Annuity Guarantee Hedge Program is based on us entering into derivative positions to offset exposures to guaranteed minimum death benefits due to adverse changes in the equity markets.

The guaranteed value of these death benefits in excess of account values, as of the dates indicated, was estimated to be as follows:

September 30, 2013
Net amount at risk, before reinsurance	$6,202
Net amount at risk, net of reinsurance	5,649
December 31, 2012
Net amount at risk, before reinsurance	$7,623
Net amount at risk, net of reinsurance	6,921

The decrease in the guaranteed value of these death benefits was primarily driven by favorable equity market performance during 2013.

The additional liabilities recognized related to GMDB's, as of the dates indicated, were as follows:

September 30, 2013
Separate account liability	$40,844.3
Additional liability balance	373.7
December 31, 2012
Separate account liability	$39,799.1
Additional liability balance	488.0

The above additional liability recorded by us, net of reinsurance, represented the estimated net present value of our future obligation for guaranteed minimum death benefits in excess of account values. The additional liability decreased mainly due to a decrease in expected future claims attributable to favorable equity market performance during the year.

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

We reinsured most of our living benefit guarantee riders to SLDI to mitigate the risk produced by such benefits.  This reinsurance agreement covers all of the GMIBs, as well as the GMWBs with lifetime guarantees (the "Reinsured living benefits").  The GMABs and the GMWBs without lifetime guarantees (the "Non-reinsured living benefits") are not covered by this reinsurance. The Non-reinsured living benefits are still covered by our Variable Annuity Guarantee Hedge Program.

The following guaranteed living benefits information is as of the dates indicated:

	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
	September 30, 2013
Net amount at risk, before reinsurance	$23.1	$2,988.8
Net amount at risk, net of reinsurance	23.1	—
	December 31, 2012
Net amount at risk, before reinsurance	$38.4	$5,219.1
Net amount at risk, net of reinsurance	38.4	—

The net amount at risk for the reinsured living benefits is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contract holder over the current account value. The methodology used to calculate the net amount at risk partially reflects the current interest rate environment and also includes a provision for the expected mortality of the clients covered by these living benefits. The decrease in the net amount at risk of these living benefits from December 31, 2012 to September 30, 2013 was primarily driven by favorable market performance during 2013.

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

The separate account liabilities subject to the requirements for additional reserve liabilities under ASC Topic 944 for minimum guaranteed benefits and the additional liabilities recognized related to minimum guarantees, by type, as of the dates indicated were as follows:

	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
	September 30, 2013
Separate account liability	$888.8	$30,705.0
Additional liability balance, net of reinsurance	40.4	653.3
	December 31, 2012
Separate account liability	$954.1	$29,753.4
Additional liability balance, net of reinsurance	76.0	1,511.8

As of September 30, 2013 and December 31, 2012, the above additional liabilities for non-reinsured living benefits recorded by us, net of reinsurance, represent the estimated net present value of our future obligations for these benefits. The above additional liabilities for reinsured living benefits recorded by us, net of reinsurance, represent the present value of future claims less the present value of future attributed fees (GMWBLs) or the benefits ratio approach (GMIBs), less the reinsurance ceded reserve calculated under Accounting Standards Codification Topic 944. The additional liability for GMIBs was zero. The entire decrease in the additional liability balance for reinsured living benefits corresponds to the GMWBL liability which decreased mainly due to favorable market performance and increasing interest rates during the year.

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

The objective of the Variable Annuity Guarantee Hedge Program is to offset changes in equity market returns for most minimum guaranteed death benefits and all guaranteed living benefits, while also providing interest rate protection for certain minimum guaranteed living benefits. We hedge the equity market exposure using a hedge target set using market consistent valuation techniques for all guaranteed living benefits and most death benefits. We also hedge a portion of the interest rate risk in our GMWB/GMAB/GMWBL blocks using a market consistent valuation hedge target. We do not hedge interest rate risks for our GMIB or GMDB primarily because doing so would result in volatility in our regulatory reserves and rating agency capital that exceeds our tolerances and, secondarily, because doing so would produce additional volatility in U.S. GAAP financial statements. These hedge targets may change over time with market movements, changes in regulatory and rating agency capital, available collateral and our risk tolerance. For example, in June, 2013, we reduced the amount of interest rate hedging for the GMWB/GMAB/GMWBL blocks to refine the impact of interest rate movements on regulatory and rating agency capital.

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

Interest rate swaps are used to match the hedge targets on GMWB/GMAB/GMWBL as described above.

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

Variable Annuity Capital Hedge Overlay ("CHO") Program

Variable annuity guaranteed benefits are hedged based on their economic or fair value; however, the statutory reserves and rating agency required assets are not based on a market value. When equity markets decrease, the statutory reserve and rating agency required assets for the variable annuity guaranteed benefits can increase more quickly than the value of the derivatives held under the Variable Annuity Guarantee Hedge Program. This causes regulatory reserves to increase and rating agency capital to decrease. The CHO strategy is intended to mitigate equity risk to the regulatory and rating agency capital of ING U.S., Inc. The hedge is executed through the purchase and sale of equity index futures and is designed to limit the uncovered reserve and rating agency capital increase in an immediate down equity market scenario to an amount we believe prudent for ING U.S., Inc. This amount will change over time with market movements, changes in regulatory and rating agency capital, available collateral and our risk tolerance.

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

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, see the Business, Basis of Presentation and Significant Accounting Policies Note to the Condensed Financial Statements, in Part I, Item 1. of this Form 10-Q.

Contingencies

For information regarding other contingencies related to legal proceedings, regulatory matters and other contingencies involving us, see the Commitments and Contingencies Note to the Condensed Financial Statements included in Part I, Item1.

Legislative and Regulatory Developments

Supreme Court Decision regarding Defense of Marriage Act

Before June 26, 2013, pursuant to Section 3 of the Defense of Marriage Act ("DOMA"), same-sex marriages were not recognized for purposes of federal law. On that date, the United States Supreme Court held in United States v. Windsor that Section 3 of DOMA is unconstitutional. The Windsor decision affects over 1,000 federal laws and regulations, many of which touch upon our services and procedures. While the IRS and DOL have issued guidance indicating that they will regard individuals to be married if they have entered into a same-sex marriage that is valid under the laws of the state where such marriage is celebrated, the appropriate legal and regulatory authorities need to provide further guidance regarding the open questions created by the Windsor decision. Although we recognize that certain changes will be required, we cannot predict with certainty how new regulations will impact our business, results of operations, cash flows or financial condition. The Windsor decision also creates potential inconsistencies in the application of federal and state tax laws, including how tax withholding is computed. Future guidance from the Internal Revenue Service and state tax authorities may resolve these inconsistencies, and it is possible that significant changes will be required to our tax reporting and withholding systems as a result.

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

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Concerns over the slow economic recovery, the recent shutdown of the U.S. government, the level of U.S. national debt (including the ongoing debate in the U.S. Congress regarding the national debt ceiling), the European sovereign debt crisis, the ability of certain countries to remain in the euro zone, unemployment, the availability and cost of credit, the U.S. housing market, inflation levels, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets. In 2011, Standard & Poor's Ratings Services (“S&P”) lowered its long term sovereign credit rating on the United States from AAA to AA+. In addition, significant concerns regarding the sovereign debt of Greece, Ireland, Italy, Portugal and Spain, as well as certain other countries, are ongoing and in some cases have required countries to obtain emergency financing. The financial turmoil in Europe continues to be a threat to global capital markets and remains a challenge to global financial stability. If these or other countries require additional financial support or if sovereign credit ratings continue to decline, yields on the sovereign debt of certain countries may continue to increase, the cost of borrowing may increase and credit may become more limited. Additionally, the possibility of capital market volatility spreading through a highly integrated and interdependent banking system remains elevated. In the event of any default or similar event with respect to a sovereign issuer, some financial institutions may suffer significant losses for which they would require additional capital, which may not be available. These factors, combined with volatile oil prices, reduced business and consumer confidence and continued high unemployment, have negatively impacted the U.S. economy. Furthermore, we anticipate that the Board of Governors of the Federal Reserve System (the "Federal Reserve") may scale back programs that have in recent years fostered a historically low interest rate environment, which could generate volatility in debt and equity markets. Our results of operations, investment portfolio and AUM are exposed to these risks and may be adversely affected as a result. In addition, in the event of extreme prolonged market events, such as the recent global credit crisis, we could incur significant losses.

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

In particular, we have only minimal experience on policyholder behavior for our GMIB and GMWBL products and, as a result, future experience could lead to significant changes in our assumptions. Our GMIB contracts have a ten-year waiting period before annuitization is available, with most of these GMIB contracts issued during the period 2004 to 2006. These contracts first become eligible to annuitize during the period from 2014 through 2016, but contain significant incentives to delay annuitization beyond the first eligibility date. As a result, to date we have only a statistically small sample of experience used to set annuitization rates. Therefore, we anticipate that observable experience data will become statistically credible later this decade, when a large volume of GMIB benefits begin to reach their maximum benefit over the four-year period from 2019 to 2022. It is possible, however, that policyholders may choose to annuitize soon after the first annuitization date, rather than delay annuitization to receive increased guarantee benefits, in which case we may have increasingly statistically credible experience as early as the period from late 2013 through 2016.

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

We make estimates regarding mortality, which refers to the ceasing of life contingent benefit payments due to the death of the annuitant. Mortality is also the incidence of death amongst policyholders triggering the payment of Guaranteed Minimum Death Benefits. We use a combination of actual and industry experience when setting our mortality assumptions. If actual mortality rates differ adversely from those assumed in our current reserving assumptions, our reserves for future policy benefits may prove to be inadequate.

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

Conversely, in periods of rapidly increasing interest rates, policy loans, and withdrawals from, and/or surrenders of, life insurance and annuity contracts may increase as policyholders choose to seek higher investment returns. Obtaining cash to satisfy these obligations may require us to liquidate fixed income investments at a time when market prices for those assets are depressed because of increases in interest rates. This may result in realized investment losses. Regardless of whether we realize an investment loss, such cash payments would result in a decrease in total invested assets and may decrease our net income and capitalization levels. Premature withdrawals may also cause us to accelerate amortization of DAC, which would also reduce our net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio by, for example, decreasing the estimated fair values of the fixed income securities within our investment portfolio. An increase in market interest rates could also create a significant collateral posting requirement associated with our interest rate hedge programs and FHLB funding agreements, which could materially and adversely affect liquidity. In addition, an increase in market interest rates could require us to pay higher interest rates on debt securities we may issue in the financial markets from time to time to finance our operations, which would increase our interest expenses and reduce our results of operations. An increase in interest rates could result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds, which also might affect the value of the underlying guarantees within these variable annuities. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider forward interest rates and a rapid increase in forward interest rates may increase certain statutory reserves we are required to hold thereby reducing statutory capital.

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

Item 5. Other Information

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which was signed into law on August 10, 2012, added a new subsection (r) to Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which requires us to disclose whether the Company or any of its affiliates, including ING Groep N.V. ("ING Group") or its affiliates has engaged during the quarter ended September 30, 2013 in certain Iran-related activities, including any transaction or dealing with the Government of Iran that is not conducted pursuant to a specific authorization of the U.S. Government.

Neither ING U.S., Inc. nor any of its subsidiaries, including the Company have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended September 30, 2013. The disclosure below relates solely to a limited legacy portfolio of guarantees, accounts, loans and relationships maintained by ING Bank N.V. ("ING Bank"), a subsidiary of ING Group and therefore an affiliate of ING U.S., Inc. and the Company and does not relate to any activities conducted by ING U.S., Inc. or its subsidiaries, including the Company, or involve the management of ING U.S., Inc. or its subsidiaries, including the Company.

Other than the transactions described below, at no time during the quarter ended September 30, 2013, did ING Group or any of its affiliates knowingly conduct or engage in any activities that would require disclosure to the U.S. Securities and Exchange Commission pursuant to Section 13(r) of the Exchange Act. ING Bank maintains a limited legacy portfolio of guarantees, accounts and loans that involve various entities owned by the Government of Iran. ING Bank also has limited legacy relationships with certain persons who are designated under Executive Orders 13224 and 13382. These positions remain on the books, but accounts related thereto may be 'frozen' under applicable laws and procedures. In such cases, any interest or other payments ING Bank is legally required to make in connection with said positions are made into 'frozen' accounts. Funds can only be withdrawn by relevant parties from these 'frozen' accounts after due regulatory consent from the relevant competent authorities. ING Bank has strict controls in place to ensure that no unauthorized account activity takes place while the account is 'frozen'. ING Bank may receive loan repayments, but all legacy loan repayments received by ING Bank have been duly authorized by relevant competent authorities. For the three months ended September 30, 2013, ING Bank had gross revenues of approximately $4.9 million related to these activities, which was principally related to legacy loan repayment. ING Bank estimates that it had net profit of approximately $120.7 thousand related to these activities. ING Bank intends to terminate each of the legacy positions as the nature thereof and applicable law permits.

Item 6.    Exhibits

See Exhibit Index on pages 94 - 95 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2013	ING USA Annuity and Life Insurance Company
(Date)	(Registrant)

	By: /s/	Christina K. Hack
Christina K. Hack Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

ING USA ANNUITY AND LIFE INSURANCE COMPANY (the "Company")

Exhibit Index
Exhibit Number	Description of Exhibit
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

