Form 10-K
period 2013-12-31
ING USA ANNUITY & LIFE INSURANCE CO
filed 2014-03-27
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(610) 425-3400
(Registrant's telephone number, including area code)

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

At March 20, 2014, 250,000 shares of Common Stock, $10 par value, were outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE:  WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Form 10-K for the period ended December 31, 2013

As used in this Annual Report on Form 10-K, "ING USA," the "Company," "we," "our" and "us" refer to ING USA Annuity and Life Insurance Company; and "ING Group" or "ING" refers to ING Groep N.V., which until March 25, 2014 was our indirect majority shareholder.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Risk Factors," "Management's Narrative Analysis of the Results of Operations and Financial Condition," and "Business" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations and (x) changes in the policies of governments and/or regulatory authorities.

The risks included here are not exhaustive. Current reports on Form 8-K and other documents filed with the Securities and Exchange Commission ("SEC") include additional factors that could affect our businesses and financial performance. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

PART I

Item 1.    Business
(Dollar amounts in millions, unless otherwise stated)

Organization of Business

ING USA is a stock life insurance company domiciled in the State of Iowa and provides financial products and services in the United States. ING USA is authorized to conduct its insurance business in all states, except New York, and in the District of Columbia.

In 2009, ING Group, a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange, announced the anticipated separation of its global banking and insurance businesses, including the divestiture of ING U.S., Inc., which together with its subsidiaries, including the Company, constituted ING's U.S.-based retirement, investment management and insurance operations. On May 2, 2013, the common stock of ING U.S., Inc. began trading on the New York Stock Exchange under the symbol "VOYA." On May 7, 2013 and May 31, 2013, ING U.S., Inc. completed its initial public offering of common stock, including the issuance and sale by ING U.S., Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. ("ING International"), an indirect wholly owned subsidiary of ING Group and previously the sole stockholder of ING U.S., Inc., of 44,201,773 shares of outstanding common stock of ING U.S., Inc. (collectively, the "IPO"). On September 30, 2013, ING International transferred all of its shares of ING U.S., Inc. common stock to ING Group.

On October 29, 2013, ING Group completed a sale of 37,950,000 shares of common stock of ING U.S., Inc. in a registered public offering, reducing ING Group's ownership of ING U.S., Inc. to 57%.

On March 25, 2014, ING Group completed a sale of 30,475,000 shares of common stock of ING U.S., Inc. in a registered public offering. On March 25, 2014, pursuant to the terms of a share repurchase agreement between ING Group and ING U.S., Inc., ING U.S., Inc. acquired 7,255,853 shares of its common stock from ING Group (the "Direct Share Buyback") (the offering and the Direct Share Buyback collectively, the "Transactions"). Upon completion of the Transactions, ING Group's ownership of ING U.S., Inc. was reduced to approximately 43%.

ING USA is a direct, wholly owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), which is a direct, wholly owned subsidiary of ING U.S., Inc.

On April 11, 2013, ING U.S., Inc. announced plans to rebrand as Voya Financial, and in January 2014, ING U.S., Inc. announced additional details regarding the operational and legal work associated with the rebranding. Based on current expectations, ING U.S., Inc. will change its legal name to Voya Financial, Inc. in April 2014; and in May 2014 its Investment Management and Employee Benefits businesses will begin using the Voya Financial brand. In September 2014, ING U.S.’s remaining businesses will begin using the Voya Financial brand and all remaining ING U.S. legal entities that currently have names incorporating the “ING” brand, including the Company, will change their names to reflect the Voya brand. ING U.S., Inc. anticipates that the process of changing all marketing materials, operating materials and legal entity names containing the word “ING” or “Lion” to the new brand name will take approximately 24 months.

Description of Business

We currently offer various insurance products, including immediate and deferred fixed annuities. Our fixed annuity products are distributed by national and regional brokerages and securities firms, independent broker-dealers, banks, life insurance companies with captive agency sales forces, independent insurance agents, independent marketing organizations and affiliated broker-dealers. Our primary annuity customers are individual consumers. We ceased new sales of retail variable annuity products in March of 2010, as part of a global business strategy and risk reduction plan. New amounts will continue to be deposited on ING USA variable annuities as add-on deposits to existing contracts.

We have historically issued guaranteed investment contracts and funding agreements (collectively referred to as "GICs") primarily to institutional investors and corporate benefit plans. In 2009, we made a strategic decision to run-off the assets and liabilities in the GIC business over time. New GIC contracts may be issued on a limited basis to replace maturing contracts.

See "-Reserves" below for a discussion of our reserves by product type.

We have one operating segment, which offers the products described below.

Products and Services

Products currently offered by us include immediate and deferred fixed annuities, designed to address customer needs for tax-advantaged savings, retirement needs and wealth-protection concerns, as well as GICs. As mentioned above, the Company ceased new sales of retail variable annuity products in March 2010. However, because the existing contracts remain in effect, they are described below.

Fixed Annuities: The fixed annuities offered by us are general account products and include single premium immediate, multi-year guaranteed, annual reset and fixed indexed annuities ("FIA"). Under fixed annuity contracts, the principal amount is guaranteed and, for a specified time period, we credit interest to the contract owner accounts at a fixed interest rate. Interest on FIAs is credited based on allocations selected by a customer in one or more of the strategies we offer and upon policy parameters that we set. The FIA strategies include a fixed interest rate option, as well as several options based upon performance of various external financial market indices. Such indices may include equity indices, such as the Standard & Poor's 500 Index ("S&P 500"), or an interest rate benchmark, such as the change in London Interbank Offered Rates ("LIBOR"). For accounting purposes, the equity return component of a FIA is considered an embedded derivative. See further discussion under "-Reserves" below. We bear the investment risk on fixed annuities, because, while we credit contract owner accounts with a stated interest rate, we cannot be certain the investment income earned on the general account assets will exceed that rate.

Some FIAs allow the purchase of optional guaranteed withdrawal benefit riders at an additional cost. These living benefits guarantee a minimum annual withdrawal amount for life. The amount of the guaranteed annual withdrawal may vary by age at first withdrawal. We have used multiple designs with varying parameters over time and all forms of designs and parameters make up the existing block of in-force policies.

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

We ceased new sales of retail variable annuity products in March 2010.  However, our existing variable annuity block of business contains certain guaranteed death and living benefits made available to contract owners as described in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

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

We ceased new sales of retail variable annuity products in March of 2010, as part of a global business strategy and risk reduction plan. Some new amounts will continue to be deposited on ING USA variable annuities as add-on deposits to existing contracts.

GICs are issued primarily to institutional investors and corporate benefit plans through direct sales by home office personnel or through specialty insurance brokers. In 2009, we made a strategic decision to run-off the assets and liabilities in the GIC business over time. New GIC contracts may be issued on a limited basis to replace maturing contracts.

On December 9, 2013, we announced a strategic alliance with The Allstate Corporation ("Allstate") that will enable Allstate to offer a full suite of our fixed annuity product offerings to Allstate customers.

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

AUM is principally affected by net deposits (i.e., annuity premiums and GIC deposits, less surrenders) and investment performance (i.e., interest credited to contract owner accounts for assets that earn a fixed return or market performance for assets that earn a variable return). The general and separate account AUM was as follows as of the dates indicated:

	December 31,
	2013	2012
Variable annuities	$43,114.9	$40,708.8
Fixed annuities	17,639.4	17,617.6
Guaranteed investment contracts and funding agreements	1,530.5	1,818.6
Other insurance products	1,179.8	1,197.7
Total	$63,464.6	$61,342.7

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

Reserves for traditional life insurance contracts (term insurance, participating and non-participating whole life insurance and traditional group life insurance) and accident and health insurance represent the present value of future benefits to be paid to or on behalf of contract owners and related expenses, less the present value of future net premiums. Assumptions as to interest rates, mortality, expenses and persistency are based on our estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Interest rates used to calculate the present value of these reserves ranged from 3.5% to 6.3%.

Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality and expenses are based on our estimates of experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 3.0% to 7.5%.

Reserves for FIAs are computed in accordance with the requirements of Financial Accounting Standards Board ("FASB") Accounting Standards CodificationTM ("the Codification" or "ASC") Topic 944, "Financial Services - Insurance", Topic 815, "Derivatives and Hedging" and Topic 820, "Fair Value Measurements and Disclosures". Accordingly, the aggregate initial liability is equal to the deposit received plus a bonus, if applicable, and is split into a host component and an embedded derivative component. Thereafter, the host liability accumulates at a set interest rate and the embedded derivative liability is recognized at fair value, with the change in fair value recorded in Other net realized capital gains (losses) in the Statements of Operations.

Reserves for universal life products are equal to cumulative deposits, less withdrawals and charges, plus credited interest thereon. Reserves for traditional life insurance contracts represent the present value of future benefits to be paid to or on behalf of contract owners and related expenses, less the present value of future net premiums.

Under the requirements of ASC Topic 944, the Company calculates additional reserve liabilities for certain variable annuity guaranteed benefits, FIA withdrawal benefits and universal life products with certain patterns of cost of insurance charges and certain other fees. The additional reserve for such products recognizes the portion of contract assessments received in early years used to compensate the insurer for services provided in later years.

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

Guaranteed minimum accumulation benefits ("GMABs"), guaranteed minimum withdrawal benefits ("GMWBs") without life contingent payouts and guaranteed minimum withdrawal benefits for life ("GMWBLs") are considered to be derivatives under ASC Topic 815 and Topic 820. The additional reserves for these guarantees are recognized at fair value, with the change in fair value recorded in Other net realized capital gains (losses) in the Statements of Operations.

Reserves for GICs are calculated using the amount deposited with us, less withdrawals, plus interest accrued to the ending valuation date. Interest on these contracts is accrued by a predetermined index, plus a spread or a fixed rate, established at the issue date of the contract.

Our life and annuity insurance reserves (general and separate account) and deposit-type funds were comprised of each type of the following products as of the dates indicated:

	December 31,
	2013		2012
	Reserves	% of Total	Reserves	% of Total
Variable annuity	$45,454.0	67.4%	$44,206.2	66.1%
Fixed annuity	18,586.4	27.6%	18,651.6	27.9%
GICs	1,649.7	2.4%	2,184.7	3.3%
Other insurance products	1,731.0	2.6%	1,850.8	2.7%
Total	$67,421.1	100.0%	$66,893.3	100.0%

Reinsurance Arrangements

We utilize indemnity reinsurance agreements to reduce our exposure to losses from our annuity and life insurance businesses. Reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge our primary liability as the direct insurer of the risks. Reinsurance treaties are structured as monthly or yearly renewable term, coinsurance, or modified coinsurance. We base our selection of a reinsurer on the financial strength of the reinsurer.

We currently have a significant concentration of ceded reinsurance with our affiliates, Security Life of Denver Insurance Company ("SLD") and Security Life of Denver International Limited ("SLDI") primarily related to GICs, fixed annuities and universal life policies with respect to SLD and variable annuities with respect to SLDI. The outstanding recoverable balances may fluctuate from period to period. SLDI redomesticated from the Cayman Islands to the State of Arizona, effective December 20, 2013. SLDI was approved as an Arizona-domiciled captive reinsurer by the Arizona Department of Insurance.

One of the main risks reinsured by us is the guaranteed minimum death benefits ("GMDBs") on our variable annuity policies issued prior to January 1, 2000. For contracts issued after December 31, 1999, we hedge our exposure due to these products. Other reinsurance contracts coinsure life, accident and health and annuity businesses. We continually monitor and evaluate the financial strength and credit ratings of our reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on our Balance Sheets.

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

We also currently reinsure risks ceded by our affiliates, ReliaStar Life Insurance Company ("RLI") and Security Life of Denver Insurance Company ("SLD"), on life insurance policies through a coinsurance funds withheld agreement, a quota share retrocession agreement and stop-loss agreements.

See "Item 7. Management's Narrative Analysis of the Results of Operations and Financial Condition-Liquidity and Capital Resources-Reinsurance Agreements" for further discussion of our reinsurance arrangements.

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

REGULATION

Our operations and businesses are subject to a significant number of Federal and state laws, regulations, administrative determinations and similar legal constraints. Such laws and regulations are generally designed to protect our policyholders, contract owners and other customers and not our stockholders. Many of the laws and regulations to which we are subject are regularly re-examined and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. The recent financial market disruptions have produced, and are likely to continue to produce, extensive changes in existing laws and regulations applicable to our businesses, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) discussed below.

Following is a description of certain legal and regulatory frameworks to which we are or may be subject.

Dutch State Transactions and Restructuring Plan

In November 2009, the 2009 Restructuring Plan received formal approval by the European Commission (“EC”) and the separation of insurance and banking operations and other components of the 2009 Restructuring Plan were approved by ING Group’s shareholders. On January 28, 2010, ING announced the filing of its appeal with the General Court of the European Union against specific elements of the EC’s decision regarding the 2009 Restructuring Plan.

On March 2, 2012, the General Court handed down its judgment in relation to ING Group’s appeal and annulled part of the EC’s state aid decision. Subsequently, the EC filed an appeal against the General Court’s judgment before the Court of Justice of the European Union. In parallel, the EC adopted a decision on May 11, 2012 that re-approved the state aid granted to ING Group as compatible with the internal market on the basis of ING Group’s 2009 Restructuring Plan. On the same date, the EC adopted an interim decision which opened an investigation concerning certain amendments and elements of the 2009 Restructuring Plan (the “Investigation”). On November 19, 2012, ING Group and the EC announced that the EC approved amendments to the 2009 Restructuring Plan (the "2012 Amended Restructuring Plan").

On November 6, 2013, ING Group announced that the EC approved amendments to the 2012 Amended Restructuring Plan (the "2013 Amended Restructuring Plan"). The 2013 Amended Restructuring Plan has not amended any commitments that are applicable or relevant to ING U.S., Inc. and its subsidiaries, including the Company.

The 2012 Amended Restructuring Plan requires ING Group to divest at least 25% of ING U.S., Inc. and its subsidiaries, including the Company by December 31, 2013, more than 50% of ING U.S., Inc. and its subsidiaries, including the Company by December 31, 2014, and 100% of ING U.S., Inc. and its subsidiaries, including the Company by December 31, 2016. ING Group divested 25% of ING U.S., Inc. and its subsidiaries, including the Company on May 7, 2013, in an initial public offering and an additional 4% on May 31, 2013 following the exercise by the underwriters in the initial public offering of an option to purchase additional shares. ING Group divested an additional 14% of ING U.S., Inc. and its subsidiaries, including the Company on October 29, 2013, in a registered offering. The divestment of 50% of ING U.S., Inc. and its subsidiaries, including the Company is measured in terms of a divestment of over 50% of the shares of ING U.S., Inc., the loss of ING Group’s majority of directors on ING U.S., Inc.’s board of directors and the accounting deconsolidation of ING U.S., Inc. and its subsidiaries, including the Company (in line with IFRS accounting rules). The Transactions, together with certain governance changes arising in connection with the Transactions, are intended to satisfy such requirements. The Investigation has been finalized by the EC and ING Group’s appeal against the EC’s May 11, 2012 decision has been withdrawn. In case ING Group does not satisfy its commitment to timely divest ING U.S., Inc. and its subsidiaries, including the Company as agreed with the EC, or in case of any other material non-compliance with the 2012 Amended Restructuring Plan, the Dutch State will renotify the recapitalization measure to the EC. In such a case the EC may require additional restructuring measures or take enforcement actions against ING Group, or, at the request of ING Group and the Dutch State, could allow ING Group more time to complete the divestment. For principal legal reasons the EC will continue with its appeal against the General Court ruling of March 2012. However, the outcome of this appeal will not affect the EC approval of the 2012 Amended Restructuring Plan. It is expected that a judgment will be rendered in April 2014.

In addition to these divestment requirements, the 2012 Amended Restructuring Plan also places certain conditions and restrictions on ING Group’s business and operations, which could also apply to our business and operations. We may be subject to all or a portion of these requirements while we are controlled by ING Group and possibly as long as ING Group has a sufficient interest in our common stock.

The 2012 Amended Restructuring Plan requires ING Group to refrain from acquisitions of financial institutions and, if it would delay ING Group’s repayment of state aid, from acquisitions of any other businesses. As a result, we may be prevented from making any such acquisitions for so long as ING Group continues to hold a sufficient interest in our parent, ING U.S., Inc. In certain cases, the EC may grant its approval for an acquisition that would otherwise be prohibited by the 2012 Amended Restructuring Plan, in particular if such acquisition is essential in order to safeguard financial stability or competition in relevant markets. This acquisition ban will apply until the earlier of November 18, 2015, and the date on which ING Group has divested more than 50% of its insurance and investment management operations in each of Asia, the United States and Europe. The divestment of 50% of ING Group's insurance and investment management operations is measured in terms of a divestment of over 50% of the shares in these operations, the loss of ING Group's majority of directors on the boards of these operations and the accounting deconsolidation of the operations in line with IFRS accounting rules.

The 2012 Amended Restructuring Plan also places limitations on ING Group’s ability to call or buy back Tier 2 capital and Tier 1 hybrid debt instruments until the earlier of November 18, 2014 or the date on which ING Group has fully repaid the Core Tier 1 securities to the Dutch State (including the relevant accrued interest on Core Tier 1 coupons and exit premium fees), and contains provisions regarding its exposure to Residential mortgage-backed securities ("RMBS") and Commercial mortgage-backed securities ("CMBS") securities. To the extent that these limitations and provisions apply to us, we may be restricted in our ability to acquire RMBS or CMBS, or to redeem any external hybrid debt instruments we may issue in the future.

For purposes of the 2012 Amended Restructuring Plan, the manner in which we conduct businesses that we have designated as a run-off business is subject to certain conditions and restrictions, which include a prohibition on underwriting new policies. Pursuant to the 2012 Amended Restructuring Plan, ING Group must also explore the possibility of terminating existing policies and adjusting the terms of policies to make them more favorable to the insurer. Moreover, ING Group must manage such run-off businesses in a manner that minimizes exposure to risk, including through a conservative hedging policy, which may limit ING Group’s ability to allocate capital and may require it to further separate businesses or business units. These requirements may place limitations on our ability to operate these businesses in the manner we believe to be the most economically advantageous, and could affect our ability to pursue new business that we believe would be profitable. The aforementioned conditions and restrictions with respect to businesses that we have designated as a run-off business will apply for as long as ING Group has control over ING U.S., Inc. Pursuant to the 2012 Amended Restructuring Plan, this means that these conditions and restrictions cease to apply when ING Group (i) has divested more than 50% of the common stock of ING U.S., Inc., (ii) has deconsolidated the operations of ING U.S., Inc. and its subsidiaries (in line with IFRS accounting rules) and (iii) has lost its majority of directors on ING U.S., Inc.'s board of directors. As of March 25, 2014, these conditions had been satisfied.

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

Insurance Regulation

Our operations are subject to comprehensive regulation and supervision under U.S. state and federal laws. Each U.S. state, the District of Columbia and U.S. territories and possessions have insurance laws that apply to companies licensed to carry on an insurance business in the jurisdiction. We are subject to the insurance laws of the State of Iowa, where we are domiciled and other jurisdictions in which we transact business. The primary regulator of our insurance operations is the Division of Insurance for the State of Iowa.

State insurance regulators have broad administrative powers with respect to all aspects of the insurance business including: licensing to transact business, licensing agents, admittance of assets to statutory surplus, regulating premium rates for certain insurance products, approving policy forms, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, establishing credit for reinsurance requirements, fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values and other matters. State insurance laws and regulations include numerous provisions governing the marketplace conduct of insurers, including provisions governing the form and content of disclosures to consumers, product illustrations, advertising, product replacement, suitability, sales and underwriting practices, complaint handling and claims handling. State regulators enforce these provisions through periodic market conduct examinations. State insurance laws and regulations regulating inter-party transactions, the payment of dividends, the types, amounts and valuations of permitted investments and change of control transactions are discussed in greater detail below.

State insurance laws and regulations require us to file financial statements with state insurance regulators everywhere we are licensed and our operations and accounts are subject to examination by those regulators at any time. We prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these regulators. The National Association of Insurance Commissioners (the “NAIC”) has approved a series of uniform statutory accounting principles ("SAP") that have been adopted, in some cases with minor modifications, by all state insurance regulators.

As a basis of accounting, SAP was developed to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with assuring an insurer’s ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary state. The values for assets, liabilities and equity reflected in financial statements prepared in accordance with GAAP are usually different from those reflected in financial statements prepared under SAP.

Effective with the annual reporting period ended December 31, 2010, the NAIC adopted revisions to the Annual Financial Reporting Model Regulation, or the Model Audit Rule, related to auditor independence, corporate governance and internal control over financial reporting. The adopted revisions require that we file reports with the Iowa Insurance Commission regarding our assessment of internal control over financial reporting.

State insurance regulators conduct periodic financial examinations of the books, records, accounts and business practices of insurers domiciled in their states, generally every three to five years. Financial examinations are generally carried out in cooperation with the insurance regulators of other states under guidelines promulgated by the NAIC. State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general also from time to time make inquiries and conduct examinations or investigations regarding the compliance by our company, as well as other companies in our industry, with, among other things, insurance laws and securities laws.

State insurance regulators, the NAIC and other regulatory agencies are also investigating the use of affiliated captive reinsurers or off-shore entities to reinsure insurance risks. In October 2011, the NAIC established a subgroup to study insurers’ use of captives and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations, and to establish appropriate regulatory requirements to address concerns identified in the study. Additionally, in June 2013, the New York Department of Financial Services (“NYDFS”) released a report critical of certain captive reinsurance structures and calling, in part, for other state regulators to adopt a moratorium on approving such structures pending further review by state and federal regulators. Also, in December 2013, the United States Treasury Department’s Federal Insurance Office (“FIO”) issued a report on how to modernize and improve the system of insurance regulation in the United States, recommending, in part, that states develop a uniform and transparent solvency oversight regime for the transfer of risk to reinsurance captives and adopt a uniform capital requirement for reinsurance captives, including a prohibition on transactions that do not constitute legitimate risk transfer. We cannot predict what actions and regulatory changes will result from the NAIC study, the NYDFS report or the FIO report and what impact such changes will have on our financial condition and results of operation. We utilize SLDI, our affiliated captive reinsurer to satisfy certain statutory reserve requirements related to certain of our variable annuity contracts. If state insurance regulators determine to restrict our use of our affiliated captive reinsurer, it could require us to increase statutory reserves, or incur higher operating and/or tax costs.

Insurance Holding Company Regulation

Because we are part of an affiliated group of companies, we are subject to the insurance holding company law of the State of Iowa, our state of domicile. State insurance holding company law generally requires each insurance company directly or indirectly owned by the holding company to register with the insurance regulator in the insurance company’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions affecting the insurers in the holding company system must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the state’s insurance regulator.

Change of Control. State insurance holding company regulations, including those of Iowa, generally provide that no person, corporation or other entity may acquire control of an insurance company, or a controlling interest in any parent company of an insurance company, without the prior approval of such insurance company’s domiciliary state insurance regulator. Under Iowa law, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired “control” of the company. This statutory presumption of control may be rebutted by a showing that control does not exist in fact. Our Iowa insurance regulators, however, may find that “control” exists in circumstances in which a person owns or controls less than 10% of voting securities.

To obtain approval of any change in control, any proposed acquirer must file with the Iowa Division of Insurance an application disclosing, among other information, its background, financial condition, the financial condition of its affiliates, the source and amount of funds by which it will effect the acquisition, the criteria used in determining the nature and amount of consideration to be paid for the acquisition, proposed changes in the management and operations of the insurance company and other related matters. In considering an application to acquire control of an insurer, the insurance commissioner generally will consider such factors as the experience, competence and financial strength of the applicant, the integrity of the applicant’s Board of Directors and executive officers, the acquirer’s plans for the management and operation of the insurer and any anti-competitive results that may arise from the acquisition.

In addition, many state insurance laws require prior notification of state insurance regulators of a change in control of a non-domiciliary insurance company doing business in that state. While these pre-notification statutes do not authorize the state insurance regulators to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of our Company may require prior notification in those states that have adopted pre-acquisition notification laws.

Any purchaser of shares of common stock representing 10% or more of the voting power of our capital stock or that of ING U.S., Inc. will be presumed to have acquired control of our Company unless, following application by that purchaser with the Iowa Division of Insurance, the Insurance Commissioner determines otherwise.

Recent Actions by the NAIC. The NAIC recently adopted significant changes to the insurance holding company act and regulations (the “NAIC Amendments”). The NAIC Amendments are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include requiring a controlling person to submit prior notice to its domiciliary insurance regulator of a divestiture of control, detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expansion of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. The NAIC Amendments must be adopted by the individual state legislatures and insurance regulators in order to be effective.  Iowa has not yet adopted its version of the NAIC Amendments, and we cannot predict whether the NAIC Amendments will be adopted in whole or in part in Iowa or the impact, if any, these changes will have on our business, financial condition or results of operations.

In addition, the NAIC has proposed a “Solvency Modernization Initiative”. The Solvency Modernization Initiative focuses on the entire U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC has stated that the Solvency Modernization Initiative will focus on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. We cannot predict the effect of these initiatives on us at this time.

Dividend Payment Restrictions. The insurance law of an insurance company’s state of domicile imposes certain restrictions on a domiciliary insurance company’s ability to pay dividends to its parent. These restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts, or extraordinary dividends, are subject to approval by the insurance commissioner of the state of domicile of the insurance subsidiary proposing to pay the dividend.

Under Iowa insurance law, an extraordinary dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the greater of (1) 10% of the insurer’s policyholder surplus as of the preceding December 31 or (2) the insurer’s net gain from operations for the twelve-month period ended the preceding December 31, in each case determined in accordance with statutory accounting principles.  In addition, under Iowa insurance law, no dividend or other distribution exceeding an amount equal to an insurance company’s earned surplus may be paid without the domiciliary insurance regulator’s prior approval.

Financial Regulation

Policy and Contract Reserve Sufficiency Analysis. Under the laws and regulations of Iowa, we are required to conduct annual analyses of the sufficiency of our life and annuity statutory reserves. Other jurisdictions in which we are licensed may have certain reserve requirements that differ from our state of domicile. In each case, a qualified actuary must submit an opinion that states that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, are sufficient to meet the insurer’s contractual obligations and related expenses. If such an opinion cannot be rendered, the affected insurer must set up additional statutory reserves by moving funds from available statutory surplus. We submit these opinions annually to applicable insurance regulatory authorities.

Recent actions by the NAIC. The NAIC has begun a process of redefining the reserve methodology for certain of our insurance liabilities under a framework known as Principles-Based Reserving (“PBR”). Under PBR, an insurer’s reserves are still required to be conservative, since a primary focus of SAP is the protection of policyholders, however, greater credence is given to the insurer’s realized past experience and anticipated future experience as well as to current economic conditions. An important part of the PBR framework was the adoption of AG43 as of December 31, 2009 for variable annuity guaranteed benefits.

Surplus and Capital Requirements. Insurance regulators have the discretionary authority, in connection with the ongoing licensing of insurance companies, to limit or prohibit the ability of an insurer to issue new policies if, in the regulators’ judgment, the insurer is not maintaining a minimum amount of surplus or is in hazardous financial condition. Insurance regulators may also limit the ability of an insurer to issue new life insurance policies and annuity contracts above an amount based upon the face amount and premiums of policies of a similar type issued in the prior year. We do not currently believe that the current or anticipated levels of our statutory surplus present a material risk that any such regulator would limit the amount of new policies that we may issue.

Risk-Based Capital. The NAIC has adopted risk-based capital ("RBC") requirements for life, health and property and casualty insurance companies. The requirements provide a method for analyzing the minimum amount of adjusted capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain off-balance sheet items. State insurance regulators use the RBC requirements as an early warning tool to identify possibly inadequately capitalized insurers. An insurance company found to have insufficient statutory capital based on its RBC ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. As of December 31, 2013, our RBC exceeded statutory minimum RBC levels that would require any regulatory or corrective action.

IRIS Tests. The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System (“IRIS”) to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies requiring special attention or action. For IRIS ratio purposes, we submit data to the NAIC on an annual basis. The NAIC analyzes this data using prescribed financial data ratios. A ratio falling outside the prescribed “usual range” is not considered a failing result. Rather, unusual values are viewed as part of the regulatory early monitoring system. In many cases, it is not unusual for financially sound companies to have one or more ratios that fall outside the usual range.

Regulators typically investigate or monitor an insurance company if its IRIS ratios fall outside the prescribed usual range for four or more of the ratios, but each state has the right to inquire about any ratios falling outside the usual range. The inquiries made by state insurance regulators into an insurance company’s IRIS ratios can take various forms.

Management does not anticipate regulatory action as a result of the 2013 IRIS ratio results. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required. It is possible that similar results may not occur in the future.

Insurance Guaranty Associations. Each state has insurance guaranty association laws that require insurance companies doing business in the state to participate in various types of guaranty associations or other similar arrangements. The laws are designed to protect policyholders from losses under insurance policies issued by insurance companies that become impaired or insolvent. Typically, these associations levy assessments, up to prescribed limits, on member insurers on the basis of the member insurer’s proportionate share of the business in the relevant jurisdiction in the lines of business in which the impaired or insolvent insurer is engaged. Some jurisdictions permit member insurers to recover assessments that they paid through full or partial premium tax offsets, usually over a period of years.

We accrue the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. We have estimated this liability to be $4.7 and $11.6 as of December 31, 2013 and 2012, respectively. We have also recorded an asset of $2.7 and $1.8 as of December 31, 2013 and 2012, respectively, for future credits to premium taxes for assessments already paid. We estimate our liabilities for future assessments under state insurance guaranty association laws. We believe the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

Marketing and Sales

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

Federal Initiatives Affecting Insurance Operations

The U.S. federal government generally does not directly regulate the insurance business. However, the Dodd-Frank Act established the Federal Stability Oversight Council (“FSOC”), which is authorized to subject non-bank financial companies deemed systemically significant to stricter prudential standards and other requirements and to subject such companies to a special orderly liquidation process outside the federal Bankruptcy Code, administered by the Federal Deposit Insurance Corporation. In April 2012, FSOC adopted final rules for evaluating whether a non-bank financial company should be designated as systemically significant. As of December 31, 2013, FSOC has designated three non-bank financial companies as systemically significant. Insurance company subsidiaries of systemically significant companies would remain subject to liquidation and rehabilitation proceedings under state law, although the FSOC is authorized to direct that such a proceeding be commenced against the insurer under state law. Systemically significant companies are also required to prepare resolution plans, so-called “living wills,” that set out how they could most efficiently be liquidated if they endangered the U.S. financial system or the broader economy. Insurance companies that are found to be systemically significant are permitted, in some circumstances, to submit abbreviated versions of such plans. Proposed rules regarding heightened prudential standards for systemically significant companies would impose new capital, liquidity, counterparty credit exposure and governance standards, and they would also subject such companies to restrictions on their activities and management if they appear to be at risk of liquidation. There are not exceptions for insurance companies in these proposed regulations. FSOC’s potential recommendation of measures to address systemic financial risk could affect our insurance operations as could a determination that we or our counterparties are systemically significant. The Dodd-Frank Act also established the Federal Insurance Office (“FIO”) within the United States Department of the Treasury (the "Treasury Department"). While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the FSOC, making recommendations to the FSOC regarding insurers to be designated for more stringent regulation and representing the U.S. in the negotiation of international insurance agreements with foreign insurance regulators. The Dodd-Frank Act also required the director of FIO to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity through either federal involvement or effective action by the states. The director issued that report in December 2013, recommending, in part, increased federal involvement in certain areas of insurance regulation to improve uniformity, and setting out recommendations in areas of near-term reform for the states, including prudential and marketplace oversight. The report also recommended, in part, that states develop a uniform and transparent solvency oversight regime for the transfer of risk to reinsurance captives, and adopt a uniform capital requirement for reinsurance captives, including a prohibition on transactions that do not constitute legitimate risk transfer. FIO has an ongoing charge to monitor all aspects of the insurance industry and will monitor state regulatory developments, including those called for in its report and present options for federal involvement if deemed necessary.

Federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include federal health care regulation, pension regulation, financial services regulation, federal tax laws relating to life insurance companies and their products and the USA PATRIOT Act of 2001 (the “Patriot Act”) requiring, among other things, the establishment of anti-money laundering monitoring programs.

In this regard, from time to time, federal measures are proposed which may significantly affect the insurance business, including measures that would limit antitrust immunity, change the tax treatment of insurance products relative to other financial products, simplify tax-advantaged or tax-exempt savings and retirement vehicles, restructure the corporate income tax provisions, or modify or eliminate the estate tax as well as proposals related to an optional federal charter for insurance companies. In addition, various forms of direct federal regulation of insurance have been proposed in recent years.

Regulation of Annuity Products

Our annuity products are subject to federal and state tax, securities, fiduciary, insurance and other laws and regulations. The SEC, the Financial Industry Regulatory Authority ("FINRA"), state securities commissions, state insurance departments and the Department of Labor (“DOL”) and the Treasury Department are the principal regulators that regulate these products. The Dodd-Frank Act may also impact our annuity operations. See “Financial Reform Legislation and Initiatives-Dodd-Frank Wall Street Reform and Consumer Protection Act” below.

We sell variable annuities that are registered with the SEC as securities under the Securities Act of 1933, as amended (the “Securities Act”) and are subject to regulation by the SEC and FINRA. In addition, certain fixed and indexed annuities we may offer are registered as securities under the Securities Act. The variable annuity products are issued through separate accounts and some of the separate accounts are registered as investment companies under the Investment Company Act of 1940 (the “Investment Company Act”), and are regulated by state law. Each separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. Such mutual funds, and in certain states, our variable annuity products, are subject to filing and other requirements under state securities laws. Federal and state securities laws and regulations are primarily intended to protect investors and generally grant broad rulemaking and enforcement powers to regulatory agencies. Federal and state securities regulatory authorities and FINRA from time to time make inquiries and conduct examinations regarding compliance by us, our subsidiaries and affiliates with securities and other laws and regulations.

Distribution of our annuity products registered as securities are affected by laws and regulations applicable to broker-dealers. Pursuant to the Dodd-Frank Act, the SEC is authorized to establish a standard of conduct applicable to brokers and dealers whereby they would be required to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer when providing personalized investment advice to retail and other customers. A January 2011 SEC study acknowledges that the offering of proprietary products would not be a per se violation of any such standard of care and that broker-dealers selling proprietary or a limited range of products could be permitted to make certain disclosures about their limited product offerings and obtain customer consents or acknowledgments. The SEC has indicated it may propose rules creating a uniform fiduciary standard of conduct applicable to broker-dealers and investment advisers which, if adopted, may affect the distribution of our products. See “Financial Reform Legislation and Initiatives-Dodd-Frank Wall Street Reform and Consumer Protection Act” below for more information on the Dodd-Frank Act. The SEC and FINRA have also recently announced that they will be making the marketing and recommendation of IRA rollovers an examination priority in 2014; accordingly, sales of our rollover IRA products, particularly by our affiliated broker-dealer firms, could be affected by this heightened regulatory scrutiny.

In the fourth quarter of 2011, the DOL withdrew proposed regulations that would more broadly define the circumstances under which a person is considered to be a fiduciary by reason of giving investment advice to an employee benefit plan or a plan’s participants. In early July 2013, the DOL announced that it would re-propose these regulations, under the revised general topic of conflicts of interest under the Employee Retirement Income Security Act ("ERISA") pertaining to investment advice. The new proposed regulation is estimated for release in August 2014. We cannot predict with any certainty what will be contained in the re-proposed regulations, but they could alter the way our products and services are marketed and sold to purchasers of individual retirement accounts and individual retirement annuities. If the SEC were to adopt rules creating a uniform standard of conduct applicable to broker-dealers and investment advisers, that was not aligned with any reissued and finalized DOL regulations related to conflicts of interest in the provision of investment advice, the distribution of our products could be further complicated.

Financial Reform Legislation and Initiatives

Dodd-Frank Wall Street Reform and Consumer Protection Act

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

The Dodd-Frank Act created a new agency, the FSOC, which is authorized to subject nonbank financial companies to the supervision of the Federal Reserve if the FSOC determines that material financial distress at the company or the scope of the company’s activities could pose risks to the financial stability of the United States. If we or ING U.S., Inc. were designated by the FSOC as a systemically significant nonbank financial company subject to supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve"), we would become subject to a comprehensive system of prudential regulation, including, among other matters, minimum capital requirements, liquidity standards, credit exposure requirements, maintenance of resolution plans, stress testing, management interlock prohibitions, additional fees and assessments and restrictions on proprietary trading and other investments (including restrictions similar to the so-called “Volcker Rule” on our proprietary trading activity or our ability to sponsor or invest in certain types of investment funds). The exact scope and consequences of these standards and requirements are subject to ongoing rulemaking activity by various federal banking regulators and therefore are currently unclear. However, this comprehensive system of prudential regulation, if applied to ING U.S., Inc. or us, would significantly impact the manner in which we operate and could materially and adversely impact the profitability of one or more of our business lines or the level of capital required to support our activities.

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

16

•
 The Dodd-Frank Act creates a new framework for regulating over-the-counter (“OTC”) derivatives, which may increase the costs of hedging and other permitted derivatives trading activity undertaken by us. Under the new regulatory regime and subject to certain exceptions, certain standardized OTC derivatives must be cleared through a centralized clearinghouse and executed on a centralized exchange commencing in 2013. It establishes new regulatory authority for the SEC and the CFTC over derivatives and parties to derivative transactions including “swap dealers,” “security-based swap dealers,” “major swap participants,” “major security-based swap participants” as well as end users of derivatives. In addition to mandatory central clearing of certain derivatives, such market participants may be subject to significant regulatory requirements including registration, reporting and recordkeeping, capital and margin and trade execution requirements. However, the transition to central clearing and the new regulatory regime governing derivatives presents potentially significant business and operational risk for us which could materially and adversely impact both the cost and our ability to effectively hedge various risks, including equity and interest rate market risk features within many of our insurance and annuity products.

•
The CFTC and SEC jointly adopted final rules, which (subject to certain exceptions) became effective on October 12, 2012, to further define the terms “swap” and “security-based swap,” which clarify that certain products (i) issued by entities subject to supervision by the insurance commissioner (or similar official or agency) of any state or by the United States or an agency or instrumentality thereof (the “Provider Test”) and (ii) regulated as insurance or otherwise enumerated by rule are excluded from the definition of a “swap” and “security-based swap.” In addition, any insurance contracts which might otherwise be included within the definition of “swap” or “security-based swap” which were issued on or before the effective date of the rules will be grandfathered and thereby excluded from the definitions, as long as the issuer satisfies the Provider Test. However, the rulemaking does not extend the exemption to certain products issued by insurance companies including GICs, synthetic GICs, funding agreements, structured settlements and deposit administration contracts which the CFTC and SEC determined should be considered in a facts and circumstances analysis. As a result, there remains some uncertainty regarding the applicability of the definitions of “swap” and “security-based swap” to some products offered by us. We do not believe our products come within the definition of “swap” or “security-based swap.” However, if any products issued by us meet the criteria for either definition they would be subject to regulation under the Dodd-Frank Act, including clearing of certain standardized transactions through a centralized clearinghouse, execution of certain standardized trades on a centralized exchange and related reporting requirements.

•
The Dodd-Frank Act established FIO within the Treasury Department to be headed by a director appointed by the Secretary of the Treasury. See “Insurance Regulation-Federal Initiatives Affecting Insurance Operations” above.

•
The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”) as an independent agency within the Federal Reserve to regulate consumer financial products and services offered primarily for personal, family or household purposes, with rule-making and enforcement authority over unfair, deceptive or abusive acts and practices. However, the legislation does not give the CFPB jurisdiction over insurance products or services, or over persons regulated by a state insurance regulator, subject to exceptions for certain non-insurance consumer financial products or services. In addition, broker-dealers and investment advisers are not subject to the CFPB’s jurisdiction when acting in their registered capacity. Employee benefit plans and other retirement products are generally excluded from the CFPB’s jurisdiction; however, certain types of employee benefit plans and retirement products may become subject to the CFPB’s jurisdiction upon a joint written request by the DOL and the Treasury Department. We believe we offer a very limited number of products subject to regulation by the CFPB, although it is possible that the CFPB will assert jurisdiction more expansively than anticipated.

•	The Dodd-Frank Act includes various securities law reforms that may affect our business practices and the liabilities and/or exposures associated therewith. See “Regulation of Annuity Products” above.

Until final regulations are promulgated pursuant to the Dodd-Frank Act, the full impact of the Dodd-Frank Act on our businesses, products, results of operation and financial condition will remain unclear.

International and National Regulatory Initiatives that May Affect Us as a Consequence of our Affiliation with ING Group

The causes of the recent financial crisis are being actively reviewed by lawmakers around the world, who are exploring steps to avoid similar problems in the future. In many respects, this work is being led by the Financial Stability Board (“FSB”), which consists of representatives of national financial authorities of the Group of Twenty (“G20”) nations. The FSB, along with the G20, have issued a series of papers and recommendations intended to produce significant changes in how financial companies, particularly companies that are members of large and complex financial groups, should be regulated. These proposals address such issues as financial group supervision, capital and solvency standards, systemic risk, corporate governance including executive compensation, and a host of related issues associated with responses to the financial crisis. The FSB, for example, has proposed to designate certain companies as systemically significant, similar to the approach the FSOC may take in connection with systemically significant banks and non-bank financial companies under the Dodd-Frank Act. Legislators and regulatory authorities in a number of jurisdictions in which ING Group operates have already begun introducing legislative and regulatory changes consistent with G20 and FSB recommendations as well as their own initiatives in a number of policy areas. On January 19, 2011, the EC presented a draft directive to amend the Solvency II Directive, referred to as the "Omnibus II Directive". The Solvency II Directive and the Omnibus II Directive will effect a full revision of the European insurance industry's solvency framework and prudential regime (in particular, minimum capital and solvency requirements, governance requirements, risk management and public reporting standards) and will impose, among other things, group-level supervision mechanisms. It is not certain when the Solvency II Directive rules will be finalized, nor what those final rules will contain. In addition, despite the announcement that the Solvency II Directive will become effective on January 1, 2016, there remains uncertainty as to when the rules will become effective given previous changes to the proposed effectiveness date. Accordingly, the future effect of the Solvency II Directive on our business, solvency margins and capital requirements is uncertain.

Regulation by Dutch Authorities

The Dutch Central Bank (De Nederlandsche Bank or "DNB") is the supervisor of ING Group which, from the time of the IPO of ING U.S., Inc. until the completion of the Transactions, has been the majority shareholder of ING U.S., Inc. DNB supervises and assesses the financial situation of ING Group as a whole and thus includes the operations of ING U.S., Inc. and its subsidiaries, including the Company. The ongoing divestment of ING U.S., Inc. and its subsidiaries, including the Company, continues to be subject to the oversight of the DNB. This supervision of compliance with regulatory requirements includes the topics of capital adequacy, risk concentration and intra group contracts and positions as well as rules regarding the operations of ING Group. Furthermore DNB also plans and coordinates supervisory activities with the relevant supervisory authorities of ING Group subsidiaries. On November 4, 2013, a regulation concerning the establishment of a Single Source Mechanism (“SSM”) became effective. As a result of the effectiveness of the SSM, the European Central Bank (“ECB”) will assume responsibility for part of the prudential supervision of ING Bank and ING Group as of November 4, 2014. Under the SSM regulations, the ECB has a mandate to participate in supplementary supervision of a financial conglomerate in relation to the banks included in a conglomerate such as ING Group, to assume the tasks of a coordinator where the ECB is appointed as the coordinator for a financial conglomerate. At this point in time, it is uncertain if and how the new supervisory structure or ECB mandate may impact ING Group or ING U.S.

In addition to the various US and international regulatory initiatives, the Dutch authorities have launched a number of Dutch regulatory initiatives, including but not limited to the Dutch Intervention Act and legislation with regard to variable remuneration at financial institutions that have received state support.

The Intervention Act grants new powers to the DNB and the Minister of Finance to intervene in situations where an institution, including a financial group such as ING Group, faces financial difficulties or where there is a serious and immediate risk to the stability of the financial system caused by an institution in difficulty. The Act has entered into force with retroactive effect on January 20, 2012.

We are unable to predict how any regulations resulting from such initiatives and proposals could affect the way ING Group conducts its business and manages capital, or to what extent any changes in the way ING Group conducts its business as a result thereof could affect us, as an affiliate of ING Group, our relationship with ING Group or our results of operations, financial condition and liquidity. The possibility of inconsistent and conflicting regulation of ING Group and the Company also exists as lawmakers and regulators in multiple jurisdictions simultaneously pursue these initiatives.

Other Laws and Regulations

USA Patriot Act

The Patriot Act contains anti-money laundering and financial transparency laws applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the United States contain provisions that may be different, conflicting or more rigorous. Internal practices, procedures and controls are required to meet the increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies and share information with other financial institutions.

We are also required to follow certain economic and trade sanctions programs administered by the Office of Foreign Asset Control that prohibit or restrict transactions with suspected countries, their governments and, in certain circumstances, their nationals. We are also subject to regulations governing bribery and other anti-corruption measures.

Privacy Laws and Regulation

U.S. federal and state laws and regulations require financial institutions, including insurance companies, to protect the security and confidentiality of personal information and to notify consumers about their policies and practices relating to their collection and disclosure of consumer information and the protection of the security and confidentiality of that information. The disclosure and security of protected health information is also governed by federal and state laws. In particular, regulations promulgated by the U.S. Department of Health and Human Services regulate the disclosure and use of protected health information by health insurers and others (including life insurers), the physical and procedural safeguards employed to protect the security of that information and the electronic transmission of such information. Federal and state laws require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require holders of certain personal information to protect the security of the data. Federal regulations require financial institutions to implement effective programs to detect, prevent and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers. Federal laws and regulations also regulate the permissible uses of certain types of personal information, including consumer report information. Federal and state governments and regulatory bodies may consider additional or more detailed regulation regarding these subjects.

Environmental Considerations

Our ownership and operation of real property and properties within our commercial mortgage loan portfolio is subject to federal, state and local environmental laws and regulations. Risks of hidden environmental liabilities and the costs of any required clean-up are inherent in owning and operating real property. Under the laws of certain states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of clean-up, which could adversely affect the valuation of, and increase the liabilities associated with, the commercial mortgage loans we hold. In several states, this lien has priority over the lien of an existing mortgage against such property. In addition, we may be liable, in certain circumstances, as an “owner” or “operator,” for costs of cleaning-up releases or threatened releases of hazardous substances at a property mortgaged to us under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and the laws of certain states. Application of various other federal and state environmental laws could also result in the imposition of liability on us for costs associated with environmental hazards.

We routinely conduct environmental assessments prior to closing any new commercial mortgage loans or to taking title to real estate. Although unexpected environmental liabilities can always arise, we seek to minimize this risk by undertaking these environmental assessments and complying with our internal environmental policies and procedures.

Health Care Reform Legislation

The Patient Protection and Affordable Care Act, signed into law on March 23, 2010, and The Health Care and Education Reconciliation Act of 2010, signed into law on March 30, 2010 (together, the “Health Care Act”), may lead to fundamental changes in the way that employers, including us, provide health care benefits, other benefits and other forms of compensation to their employees and former employees. Among other changes, and subject to various effective dates, the Health Care Act generally restricts certain limits on benefits, mandates coverage for certain kinds of care, extends the required coverage of dependent children through age 26, eliminates pre-existing condition exclusions or limitations, requires cost reporting and, in some cases, requires premium rebates to participants under certain circumstances, limits coverage waiting periods, establishes penalties on employers who fail to offer sufficient coverage to their full-time employees and requires employers under certain circumstances to provide employees with vouchers to purchase their own health care coverage. We cannot predict the impact of the Health Care Act, and any regulations or guidance related to the Health Care Act, on us as an employer and on the benefit plans we sponsor for employees or retirees and their dependents, or whether those benefits will remain competitive or effective in meeting their business objectives. Our costs to provide such benefits and our tax liabilities in connection with benefits or compensation cannot be predicted.

U.S. Supreme Court Decision regarding Defense of Marriage Act

Before June 26, 2013, pursuant to Section 3 of the Defense of Marriage Act ("DOMA"), same-sex marriages were not recognized for purposes of federal law. On that date, the United States Supreme Court held in United States v. Windsor that Section 3 of DOMA is unconstitutional. The Windsor decision affects over 1,000 federal laws and regulations, many of which touch upon our services and procedures. While the Internal Revenue Service (" IRS") and DOL have issued guidance indicating that they will regard individuals to be married if they have entered into a same-sex marriage that is valid under the laws of the state where such marriage is celebrated, the appropriate legal and regulatory authorities need to provide further guidance regarding the open questions created by the Windsor decision. Although we recognize that certain changes will be required, we cannot predict with certainty how new regulations will impact our business, results of operations, cash flows or financial condition. The Windsor decision also creates potential inconsistencies in the application of federal and state tax laws, including how tax withholding is computed. Future guidance from the IRS and state tax authorities may resolve these inconsistencies, and it is possible that significant changes will be required to our tax reporting and withholding systems as a result.

Employees and Other Shared Services

We had 491 employees as of December 31, 2013, primarily focused on managing new business processing, customer service and product management for us and certain of our affiliates, as well as providing product development and distribution, actuarial and finance services to us and certain of our affiliates. We also utilize services provided by ING North America Insurance Corporation and other affiliates. These services include underwriting, risk management, human resources, investment management, information technology, legal and compliance services, as well as other new business processing, product distribution, marketing, customer service, product management, actuarial and finance related services. The affiliated companies are reimbursed for our use of various services and facilities under a variety of intercompany agreements.

On June 14, 2012, our affiliate ING North America Insurance Corporation announced that it had entered into a seven-year agreement with Cognizant Technology Solutions U.S. Corporation ("Cognizant") to receive a comprehensive array of insurance business process services. Under the terms of the agreement, which was executed on August 16, 2012, Cognizant made employment offers to more than 1,000 employees of subsidiaries of ING U.S., Inc., most of whom were employed by certain of our U.S. affiliates and may have provided services to us from time to time and approximately 220 of whom we employed. Employees who accepted offers of employment with Cognizant will continue to perform comparable roles to those they previously performed, either for us or our applicable affiliates. This transaction did not have a material financial or operational impact on us.

Item 1A.    Risk Factors
(Dollar amounts in millions, unless otherwise stated)

In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those which are described below.

Risks Related to Our Business - General

Continued difficult conditions in the global capital markets and the economy generally have affected and may continue to affect our business, results of operations and financial condition.

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Concerns over the slow economic recovery, the shutdown of the U.S. government, the level of U.S. national debt (including the periodic debates in the U.S. Congress regarding the national debt ceiling), the European sovereign debt crisis, the ability of certain countries to remain in the euro zone, unemployment, the availability and cost of credit, the U.S. housing market, inflation levels, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets. In 2011, Standard & Poor's Ratings Services ("S&P") lowered its long-term sovereign credit rating on the United States from AAA to AA+. In addition, significant concerns regarding the sovereign debt of Greece, Ireland, Italy, Portugal and Spain, as well as certain other countries, in some cases have required countries to obtain emergency financing. The financial turmoil in Europe continues to be a long-term threat to global capital markets and remains a challenge to global financial stability. If these or other countries require additional financial support or if sovereign credit ratings decline further, yields on the sovereign debt of certain countries may increase, the cost of borrowing may increase and credit may become more limited. Additionally, the possibility of capital market volatility spreading through a highly integrated and interdependent banking system remains elevated. In the event of any default or similar event with respect to a sovereign issuer, some financial institutions may suffer significant losses for which they would require additional capital, which may not be available. These factors, combined with volatile oil prices, reduced business and consumer confidence and continued high unemployment, have negatively impacted the U.S. economy. Furthermore, the Board of Governors of the Federal Reserve System (the "Federal Reserve") has begun to scale back programs that have in recent years fostered a historically low interest rate environment, which could generate volatility in debt and equity markets, including, but not limited to, rapid increases in interest rates and associated declining values on fixed income investments. Our results of operations, investment portfolio and AUM are exposed to these risks and may be adversely affected as a result. In addition, in the event of extreme prolonged market events, such as the recent global credit crisis, we could incur significant losses.

Even in the absence of a market downturn, our annuity, retirement and investment products, as well as our investment returns and our access to and cost of financing, are sensitive to equity, fixed income, real estate and other market fluctuations and general economic and political conditions. These fluctuations and conditions could materially and adversely affect our results of operations, financial condition and liquidity, including in the following respects:

•
We provide a number of annuity, retirement and investment products that expose us to risks associated with fluctuations in interest rates, market indices, securities prices, default rates, the value of real estate assets, currency exchange rates and credit spreads. The profitability of many of our annuity, retirement and investment products depends in part on the value of the general accounts and separate accounts supporting them, which may fluctuate substantially depending on the foregoing conditions.

•
Volatility or downturns in the equity markets can cause a reduction in fee income on annuity products. Because these products generate fees related primarily to the value of AUM, a decline in the equity markets could reduce our revenues.

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

•
An equity market decline, decreases in prevailing interest rates or a prolonged period of low interest rates could result in the value of guaranteed minimum benefits contained in certain of our life insurance, annuity and retirement products being higher than current account values or higher than anticipated in our pricing assumptions, requiring us to materially increase reserves for such products, and may result in a decrease in customer lapses, thereby increasing the cost to us. In addition, such a scenario could lead to increased amortization and/or unfavorable unlocking of our deferred acquisition cost ("DAC") and value of business acquired ("VOBA").

•
We have significant investment and derivative portfolios that include, among other investments, corporate securities, asset-backed securities ("ABS"), equities and commercial mortgages. Economic conditions as well as adverse capital market and credit conditions, interest rate changes, changes in mortgage prepayment behavior or declines in the value of underlying collateral will impact the credit quality, liquidity and value of our investment and derivative portfolios, potentially resulting in higher capital charges and unrealized or realized losses and decreased investment income. The value of our investments and derivative portfolios may also be impacted by reductions in price transparency, changes in the assumptions or methodology we use to estimate fair value and changes in investor confidence or preferences, which could potentially result in higher realized or unrealized losses and have a material adverse effect on our results of operations or financial condition. Market volatility may also make it difficult to value certain of our securities if trading becomes less frequent.

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

•
A default by any financial institution or by a sovereign could lead to additional defaults by other market participants. The failure of a sufficiently large and influential institution could disrupt securities markets or clearance and settlement systems and lead to a chain of defaults, because the commercial and financial soundness of many financial institutions may be closely related as a result of credit, trading, clearing or other relationships. Even the perceived lack of creditworthiness of a counterparty may lead to market-wide liquidity problems and losses or defaults by us or by other institutions. This risk is sometimes referred to as "systemic risk" and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges with which we interact on a daily basis. Systemic risk could have a material adverse effect on our ability to raise new funding and on our business, results of operations, financial condition, liquidity and/or business prospects. In addition, such a failure could impact future product sales as a potential result of reduced confidence in the financial services industry.

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

Adverse capital market conditions may affect the availability and cost of borrowed funds, thereby impacting our ability to support or grow our businesses. We need liquidity to pay our operating expenses, interest on our debt and dividends to our parent, maintain our securities lending activities and replace certain maturing liabilities. Without sufficient liquidity, we will be forced to curtail our operations and our business will suffer. Our principal sources of liquidity are insurance premiums and fees, annuity deposits and cash flow from investments and assets.

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

The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the current low interest rate environment or a period of rapidly increasing interest rates.

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

During periods of declining interest rates or a prolonged period of low interest rates, life insurance and annuity products may be relatively more attractive to consumers due to minimum guarantees that are frequently mandated by regulators, resulting in increased premium payments on products with flexible premium features and a higher percentage of insurance and annuity contracts remaining in force from year-to-year than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and asset liability cash flow mismatches. A decrease in interest rates or a prolonged period of low interest rates may also require additional provisions for guarantees included in life insurance and annuity contracts, as the guarantees become more valuable to policyholders. During a period of decreasing interest rates or a prolonged period of low interest rates, our investment earnings may decrease because the interest earnings on our recently purchased fixed income investments will likely have declined in parallel with market interest rates. In addition, a prolonged low interest rate period may result in higher costs for certain derivative instruments that may be used to hedge certain of our product risks. RMBS and callable fixed income securities in our investment portfolios will be more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates. Consequently, we may be required to reinvest the proceeds in securities bearing lower interest rates. Accordingly, during periods of declining interest rates, our profitability may suffer as the result of a decrease in the spread between interest rates credited to policyholders and contract owners and returns on our investment portfolios. An extended period of declining interest rates or a prolonged period of low interest rates may also cause us to change our long-term view of the interest rates that we can earn on our investments. Such a change in our view would cause us to change the long-term interest rate that we assume in our calculation of insurance assets and liabilities under generally accepted accounting principles ("U.S. GAAP"). This revision would result in increased reserves, accelerated amortization of DAC and other unfavorable consequences. In addition, certain statutory reserve requirements are based on formulas or models that consider interest rates, and an extended period of low interest rates may increase the statutory capital we are required to hold and the amount of assets we must maintain to support statutory reserves.

Despite an increase in long-term interest rates in 2013, interest rates remain low by historical standards. We believe a continuation of the current low interest rate environment would also negatively affect our financial performance. In addition, we expect that a continuation of the current low interest rate environment would reduce our Company's risk-based capital ratio in an amount that could be material.

Conversely, in periods of rapidly increasing interest rates, policy loans, and withdrawals from, and/or surrenders of, life insurance and annuity contracts and certain guaranteed investment contracts may increase as policyholders choose to seek higher investment returns. Obtaining cash to satisfy these obligations may require us to liquidate fixed income investments at a time when market prices for those assets are depressed because of increases in interest rates. This may result in realized investment losses. Regardless of whether we realize an investment loss, such cash payments would result in a decrease in total invested assets and may decrease our net income and capitalization levels. Premature withdrawals may also cause us to accelerate amortization of DAC, which would also reduce our net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio by, for example, decreasing the estimated fair values of the fixed income securities within our investment portfolio. An increase in market interest rates could also create a significant collateral posting requirement associated with our interest rate hedge programs and FHLB funding agreements, which could materially and adversely affect liquidity. In addition, an increase in market interest rates could require us to pay higher interest rates on debt securities we may issue in the financial markets from time to time to finance our operations, which would increase our interest expenses and reduce our results of operations. An increase in interest rates could result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds, which also might affect the value of the underlying guarantees within these variable annuities. Lastly, certain statutory reserve requirements are based on formulas or models that consider forward interest rates and an increase in forward interest rates may increase the statutory reserves we are required to hold thereby reducing statutory capital.

A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and adversely affect our results of operations and financial condition.

Ratings are important to our business. Credit ratings represent the opinions of rating agencies regarding an entity's ability to repay its indebtedness. Our credit ratings are important to our ability to raise capital through the issuance of debt and to the cost of such financing. Financial strength ratings, which are sometimes referred to as "claims-paying" ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. Financial strength ratings are important factors affecting public confidence in insurers. Our financial strength ratings are important to our ability to sell our products and services to our customers.  Ratings are not recommendations to buy our securities. Each of the rating agencies reviews its ratings periodically, and our current ratings may not be maintained in the future.

Our ratings could be downgraded at any time and without notice by any rating agency. For a description of material rating actions that have occurred from the beginning of 2013 through the date of this Annual Report on Form 10-K, see "Item 7. Management's Narrative Analysis of the Results of Operations and Financial Condition-Liquidity and Capital Resources-Ratings."

A downgrade of our financial strength rating could affect our competitive position by making it more difficult for us to market our products as potential customers may select companies with higher financial strength ratings and by leading to increased withdrawals by current customers seeking companies with higher financial strength ratings.  This could lead to a decrease in AUM and result in lower fee income.  Furthermore, sales of assets to meet customer withdrawal demands could also result in losses, depending on market conditions. In addition, a downgrade in either our financial strength or credit ratings could potentially, among other things, increase our borrowing costs and make it more difficult to access financing; adversely affect access to the commercial paper market or the availability of LOCs and other financial guarantees; result in additional collateral requirements, or other required payments or termination rights under derivative contracts or other agreements; and/or impair, or cause the termination of, our relationships with creditors, broker-dealers, distributors, reinsurers or trading counterparties, which could potentially negatively affect our profitability, liquidity and/or capital. In addition, we use assumptions of market participants in estimating the fair value of our liabilities, including insurance liabilities that are classified as embedded derivatives under U.S. GAAP. These assumptions include our nonperformance risk (i.e., the risk that the obligations will not be fulfilled). Therefore, changes in our credit or financial strength ratings or the credit or financial strength ratings of ING U.S., Inc. may affect the fair value of our liabilities.

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

Because we operate in highly competitive markets, we may not be able to increase or maintain our market share, which may have an adverse effect on our results of operations and financial condition.

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

Our risk management policies and procedures, including hedge programs, may prove inadequate for the risks we face, which could negatively affect our business and financial condition or result in losses.

We have developed risk management policies and procedures, including hedge programs that utilize derivative financial instruments, and expect to continue to do so in the future. Nonetheless, our policies and procedures to identify, monitor and manage risks may not be fully effective, particularly during extremely turbulent times. Many of our methods of managing risk and exposures are based upon observed historical market behavior or statistics based on historical models. As a result, these methods may not predict future exposures, which could be significantly greater than historical measures indicate. Other risk management methods depend on the evaluation of information regarding markets, customers, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events. These policies and procedures may not be fully effective.

We employ various strategies, including hedging and reinsurance, with the objective of mitigating risks inherent in our business and operations. These risks include current or future changes in the fair value of our assets and liabilities, current or future changes in cash flows, the effect of interest rates, equity markets and credit spread changes, the occurrence of credit defaults, currency fluctuations and changes in mortality and longevity. We seek to control these risks by, among other things, entering into reinsurance contracts and derivative instruments, such as swaps, options, futures and forward contracts. See "Reinsurance subjects us to the credit risk of reinsurers and may not be available, affordable or adequate to protect us against losses" for a description of risks associated with our use of reinsurance. Developing an effective strategy for dealing with these risks is complex, and no strategy can completely insulate us from such risks. Our hedging strategies also rely on assumptions and projections regarding our assets, liabilities, general market factors and the creditworthiness of our counterparties that may prove to be incorrect or prove to be inadequate. Accordingly, our hedging activities may not have the desired beneficial impact on our results of operations or financial condition. Hedging strategies involve transaction costs and other costs, and if we terminate a hedging arrangement, we may also be required to pay additional costs, such as transaction fees or breakage costs. We may incur losses on transactions after taking into account our hedging strategies. In particular, certain of our hedging strategies focus on the protection of regulatory and rating agency capital, rather than U.S. GAAP earnings. Because our regulatory capital and rating agency capital react differently to market movements than our Variable Annuity Guarantee Hedge Program target, we have executed a capital hedge overlay ("CHO") program to generally target these differences. As U.S. GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, our hedge programs may create earnings volatility in our U.S. GAAP financial statements. Further, the nature, timing, design or execution of our hedging transactions could actually increase our risks and losses. Our hedging strategies and the derivatives that we use, or may use in the future, may not adequately mitigate or offset the hedged risk and our hedging transactions may result in losses.

Past or future misconduct by our employees, agents, intermediaries, representatives of our broker-dealer affiliates or employees of our vendors could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. Although we employ controls and procedures designed to monitor associates' business decisions and to prevent us from taking excessive or inappropriate risks, associates may take such risks regardless of such controls and procedures. Our compensation policies and practices are reviewed by us as part of our overall risk management program, but it is possible that such compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking. If our associates take excessive or inappropriate risks, those risks could harm our reputation and have a material adverse effect on our results of operations and financial condition.

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

We routinely execute a high volume of transactions such as unsecured debt instruments, derivative transactions and equity investments with counterparties and customers in the financial services industry, including brokers and dealers, commercial and investment banks, mutual and hedge funds, institutional clients, futures clearing merchants, swap dealers, insurance companies and other institutions, resulting in large periodic settlement amounts which may result in our having significant credit exposure to one or more of such counterparties or customers. Many of these transactions comprise derivative instruments with a number of counterparties in order to hedge various risks, including equity and interest rate market risk features within many of our insurance and annuity products. Our obligations under our products are not changed by our hedging activities and we are liable for our obligations even if our derivative counterparties do not pay us. As a result, we face concentration risk with respect to liabilities or amounts we expect to collect from specific counterparties and customers. A default by, or even concerns about the creditworthiness of, one or more of these counterparties or customers could have an adverse effect on our results of operations or liquidity. There is no assurance that losses on, or impairments to the carrying value of, these assets due to counterparty credit risk would not materially and adversely affect our business, results of operations or financial condition.

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

The amount of collateral we may be required to post under short-term financing agreements, FHLB funding agreements and derivative transactions may increase under certain circumstances. Pursuant to the terms of some transactions, we could be required to make payment to our counterparties related to any change in the market value of the specified collateral assets. Such requirements could have an adverse effect on liquidity. Furthermore, with respect to any such payments, we may have unsecured risk to the counterparty as these amounts may not be required to be segregated from the counterparty's other funds, may not be held in a third-party custodial account and may not be required to be paid to us by the counterparty until the termination of the transaction. Additionally, the implementation of the Dodd-Frank Act and the resultant changes in collateral requirements may increase the need for liquidity and eligible collateral assets in excess of what is already being held.

Our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM, results of operations and financial condition.

Fixed income securities represent a significant portion of our investment portfolio. We are subject to the risk that the issuers, or guarantors, of fixed income securities we own may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within ABS, including mortgage-backed securities and various CMO tranches, may default on principal and interest payments causing an adverse change in cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening mortgage or credit spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities could cause the estimated fair value of our fixed income securities portfolio and our earnings to decline and the default rate of the fixed income securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of securities in our investment portfolio, or similar trends that could worsen the credit quality of such issuers, or guarantors could also have a similar effect. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC ratio. See -"A decrease in our RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our business, results of operations and financial condition." We are also subject to the risk that cash flows resulting from the payments on pools of mortgages that serve as collateral underlying the mortgage-backed securities we own may differ from our expectations in timing or size. Cash flow variability arising from an unexpected acceleration in mortgage prepayment behavior can be significant, and could cause a decline in the estimated fair value of certain "interest-only" securities within our mortgage-backed securities portfolio. Any event reducing the estimated fair value of these securities, other than on a temporary basis, could have a material adverse effect on our business, results of operations and financial condition.

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

Defaults or delinquencies in our commercial mortgage loan portfolio may adversely affect our profitability and financial condition.

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

Our operations are complex and a failure to properly perform services could have an adverse effect on our revenues and income.

Our operations include annuity contract administration, portfolio management, shareholder services, contract and sales and servicing, underwriting, distribution, and other services. In order to be competitive, we must properly perform our administrative and related responsibilities, including recordkeeping and accounting, regulatory compliance, security pricing, corporate actions, compliance with investment restrictions, daily net asset value computations, account reconciliations and required distributions. If we fail to properly perform and monitor our operations, our business could suffer and our revenues and income could be adversely affected.

Our products and services are complex and are frequently sold through intermediaries, and a failure to properly perform services or the misrepresentation of our products or services could have an adverse effect on our revenues, income and financial condition.

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

Factors considered in estimating fair values of securities, and derivatives and embedded derivatives related to our securities include coupon rate, maturity, principal paydown including prepayments, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer and quoted market prices of comparable securities. Factors considered in estimating the fair values of embedded derivatives and derivatives related to product guarantees (collectively, "guaranteed benefit derivatives") include risk-free interest rates, long-term equity implied volatility, interest rate implied volatility, correlations among mutual funds associated with variable annuity contracts, correlations between interest rates and equity funds and actuarial assumptions such as mortality rates, lapse rates and benefit utilization, as well as the amount and timing of policyholder deposits and partial withdrawals. The impact of our risk of nonperformance is also reflected in the estimated fair value of guaranteed benefit derivatives. In many situations, inputs used to measure the fair value of an asset or liability may fall into different levels of the fair value hierarchy. In these situations, we will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value.

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

As part of the impairment review process, we utilize a variety of assumptions and estimates to make a judgment on how fixed income securities will perform in the future. It is possible that securities in our fixed income portfolio will perform worse than our expectations. There is an ongoing risk that further declines in fair value may occur and additional other-than-temporary impairments may be recorded in future periods, which could materially and adversely affect our results of operations and financial condition. Furthermore, historical trends may not be indicative of future impairments or allowances.

Fixed income and equity securities classified as available-for-sale are reported at their estimated fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are therefore excluded from net income (loss). The accumulated change in estimated fair value of these available-for-sale securities is recognized in net income (loss) when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary ("OTTI") and an impairment charge to earnings is taken. Such realized losses or impairments may have a material adverse effect on our net income (loss) in a particular quarterly or annual period.

Our participation in a securities lending program and a repurchase program subjects us to potential liquidity and other risks.

We engage in a securities lending program whereby certain securities, are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at 102% of the market value of the loaned securities. The lending agent retains the cash collateral and invests it in liquid assets on our behalf. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loan security fluctuates.

We also participate in a repurchase program for our general account whereby we sell fixed income securities to a third-party, primarily major brokerage firms or commercial banks, with a concurrent agreement to repurchase those same securities at a determined future date. Our policy requires that, at all times during the term of the repurchase agreements, cash or other types of collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets. The cash proceeds received under the repurchase program are typically invested in fixed income securities and cannot be returned prior to the scheduled repurchase date; however, market conditions on the repurchase date may limit our ability to enter into new agreements. The repurchase of securities or our inability to enter into new repurchase agreements would require us to return the cash collateral proceeds associated with such transactions on the repurchase or maturity date.

For both securities lending and repurchase transactions, in some cases, the maturity of the securities held as invested collateral (i.e., securities that we have purchased with cash collateral received) may exceed the term of the related securities on loan and the estimated fair value may fall below the amount of cash received as collateral and invested. If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under adverse capital market and economic conditions, liquidity may broadly deteriorate, which would further restrict our ability to sell securities.

If we decrease the amount of our securities lending and repurchase activities over time, the amount of net investment income generated by these activities will also likely decline. See "Item 7. Management's Narrative Analysis of the Results of Operations and Financial Condition-Liquidity and Capital Resources-Securities Lending."

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

We may face significant losses if mortality rates, morbidity rates, persistency rates or other underwriting assumptions differ significantly from our pricing expectations.

We set prices for many of our annuity products based upon expected claims and payment patterns, using assumptions for mortality rates or likelihood of death and morbidity rates, or likelihood of sickness, of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time due to changes in the natural environment, the health habits of the insured population, technologies and treatments for disease or disability, the economic environment, or other factors. The long-term profitability of our annuity products depends upon how our actual mortality rates, and to a lesser extent actual morbidity rates, compare to our pricing assumptions. In addition, prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs, and ultimately, reinsurers might not offer coverage at all. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would have to accept an increase in our net risk exposures, revise our pricing to reflect higher reinsurance premiums, or otherwise modify our product offering.

Pricing of our insurance and annuity products is also based in part upon expected persistency of these products, which is the probability that a policy will remain in force from one period to the next. Persistency of our annuity products may be significantly and adversely impacted by the increasing value of guaranteed minimum benefits contained in many of our variable annuity products due to poor equity market performance or extended periods of low interest rates as well as other factors. The minimum interest rate guarantees in our fixed annuities may also be more valuable in extended periods of low interest rates. Persistency could be adversely affected generally by developments adversely affecting customer perception of us. Results may also vary based on differences between actual and expected premium deposits and withdrawals for these products. Many of our deferred annuity products also contain optional benefits that may be exercised at certain points within a contract. We set prices for such products using assumptions for the rate of election of deferred annuity living benefits and other optional benefits offered to our contract owners. The profitability of our deferred annuity products may be less than expected, depending upon how actual contract owner decisions to elect or delay the utilization of such benefits compare to our pricing assumptions. The potential development of third-party investor strategies in the annuities business could also adversely affect the profitability of existing business and our pricing assumptions for new business. Actual persistency that is lower than our persistency assumptions could have an adverse effect on profitability, especially in the early years of a policy, primarily because we would be required to accelerate the amortization of expenses we defer in connection with the acquisition of the policy. Actual persistency that is higher than our persistency assumptions could have an adverse effect on profitability in the later years of a block of business because the anticipated claims experience is higher in these later years. If actual persistency is significantly different from that assumed in our current reserving assumptions, our reserves for future policy benefits may prove to be inadequate. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy, the adjustments permitted under the terms of the policies may not be sufficient to maintain profitability. Many of our products, however, do not permit us to increase premiums or adjust charges and credits during the life of the policy or during the initial guarantee term of the policy. Even if permitted under the policy, we may not be able or willing to raise premiums or adjust other charges for regulatory or competitive reasons.

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

We cede life insurance policies and annuity contracts or certain risks related to life insurance policies and annuity contracts to other insurance companies using various forms of reinsurance including coinsurance, modified coinsurance, funds withheld, monthly renewable term and yearly renewable term. However, we remain liable to the underlying policyholders, even if the reinsurer defaults on its obligations with respect to the ceded business. If a reinsurer fails to meet its obligations under the reinsurance contract, we will be forced to cover the claims on the reinsured policies. In addition, a reinsurer insolvency may cause us to lose our reserve credits on the ceded business, in which case we would be required to establish additional statutory reserves.

In addition, if a reinsurer does not have accredited reinsurer status or if a currently accredited reinsurer loses that status, in any state where we are licensed to do business, we are not entitled to take credit for reinsurance in that state if the reinsurer does not post sufficient qualifying collateral (either qualifying assets in a qualifying trust or qualifying LOCs). In this event, we would be required to establish additional statutory reserves. Similarly, the credit for reinsurance taken by us under reinsurance agreements with affiliated and unaffiliated non-accredited reinsurers is, under certain conditions, dependent upon the non-accredited reinsurer's ability to obtain and provide sufficient qualifying assets in a qualifying trust or qualifying LOCs issued by qualifying lending banks. LOCs, when available, continue to be very expensive in the current economic environment. Because of this, some of our affiliated reinsurers have established and will continue to pursue alternative sources for qualifying reinsurance collateral. If these steps are unsuccessful, or if unaffiliated non-accredited reinsurers that have reinsured business from us are unsuccessful in obtaining sources of qualifying reinsurance collateral, we might not be able to obtain full statutory reserve credit. Loss of reserve credit by us would require us to establish additional reserves and would result in a decrease in the level of our capital, which could have a material adverse effect on our profitability, results of operations and financial condition.

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

The premium rates and other fees that we charge are based, in part, on the assumption that reinsurance will be available at a certain cost. Some of our reinsurance contracts contain provisions that limit the reinsurer’s ability to increase rates on in-force business; however, some do not. If a reinsurer raises the rates that it charges on a block of in-force business, in some instances, we will not be able to pass the increased costs onto our customers and our profitability will be negatively impacted. Additionally, such a rate increase could result in our recapturing of the business, which may result in a need to maintain additional reserves, reduce reinsurance receivables and expose us to greater risks. If reinsurers raise the rates that they charge on new business, we may be forced to raise the premiums that we charge, which could have a negative impact on our competitive position.

We reinsure most of our living benefit guarantee riders to SLDI, an affiliated reinsurer, to mitigate the risk produced by such benefits. The reinsurance agreement covers all of the guaranteed minimum income benefits ("GMIB"), as well as the GMWBs with lifetime guarantees. The GMABs and the GMWBs without lifetime guarantees are not covered by this reinsurance.

A decrease in our RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our business, results of operations and financial condition.

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

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses (which are sensitive to equity market and credit market conditions), the amount of additional capital we must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that do not receive hedge accounting and changes in interest rates, as well as changes to the RBC formulas and the interpretation of the NAIC's instructions with respect to RBC calculation methodologies. Many of these factors are outside of our control. Our financial strength and credit ratings are significantly influenced by statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their own internal models, which differ from the RBC capital model that have the effect of increasing or decreasing the amount of statutory capital we should hold relative to the rating agencies' expectations. In extreme scenarios of equity market declines, sustained periods of low interest rates, rapidly rising interest rates or credit spread widening, the amount of additional statutory reserves that we are required to hold for certain types of GICs and variable annuity guarantees may increase at a greater than linear rate. This increase in reserves would decrease the statutory surplus available for use in calculating the subsidiary's RBC ratios. To the extent that our RBC ratios are deemed to be insufficient, we may seek to take actions either to increase our capitalization or to reduce our capitalization requirements. If we were unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade.

Our failure to meet RBC requirements or minimum capital and surplus requirements could subject us to further examination or corrective action imposed by insurance regulators, including limitations on our ability to write additional business, supervision by regulators or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, results of operations and financial condition. A decline in RBC ratios limits our ability to make dividends or distributions to our Parent, could result in a loss of customers or new business, and could be a factor in causing ratings agencies to downgrade our financial strength ratings, each of which could have a material adverse effect on our business, results of operations and financial condition.

A significant portion of our institutional funding originates from a Federal Home Loan Bank, which subjects us to liquidity risks associated with sourcing a large concentration of our funding from one counterparty.

A significant portion of our institutional funding originates from the Federal Home Loan Bank of Des Moines ("FHLB"). We have issued non-putable funding agreements in exchange for eligible collateral in the form of cash, mortgage-backed securities and U.S. Treasury securities. Should the FHLB choose to change its definition of eligible collateral, or if the market value of the pledged collateral decreases in value due to changes in interest rates or credit ratings, we may be required to post additional amounts of collateral in the form of cash or other eligible collateral. Additionally, we may be required to find other sources to replace this funding if we lose access to FHLB funding. This could occur if our creditworthiness falls below either of the FHLB's requirements or if legislative or other political actions cause changes to the FHLBs' mandate or to the eligibility of life insurance companies to be members of the FHLB system.

Any failure to protect the confidentiality of customer information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operation.

Our businesses and relationships with customers are dependent upon our ability to maintain the confidentiality of our and our customers' trade secrets and confidential information (including customer transactional data and personal data about our employees, our customers and the employees and customers of our customers). Pursuant to federal laws, various federal regulatory and law enforcement agencies have established rules protecting the privacy and security of personal information. In addition, most states have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. Certain of our employees and contractors and many representatives of our broker-dealer affiliates have access to and routinely process personal information of customers through a variety of media, including the internet and software applications. We rely on various internal processes and controls to protect the confidentiality of customer information that is accessible to, or in the possession of, us, our employees, contractors and sales representatives. It is possible that an employee, contractor or sales representative could, intentionally or unintentionally, disclose or misappropriate confidential customer information. If we fail to maintain adequate internal controls, including any failure to implement newly-required additional controls, or if our employees, contractors or sales representatives fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of customer information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation, result in regulatory action or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, results of operations and financial condition.

Changes in accounting standards could adversely impact our reported results of operations and our reported financial condition.

Our financial statements are subject to the application of U.S. GAAP, which is periodically revised or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board ("FASB"). It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our financial statements and that such changes could have a material adverse effect on our results of operations and financial condition.

In addition, FASB is working on several projects with the International Accounting Standards Board, which could result in significant changes as U.S. GAAP converges with IFRS, including how we account for our life insurance policies, annuity contracts and financial instruments and how our financial statements are presented. Furthermore, the U.S. Securities and Exchange Commission ("SEC") is considering whether and how to incorporate IFRS into the U.S. financial reporting system. The changes to U.S. GAAP and ultimate conversion to IFRS, if undertaken, could affect the way we account for and report significant areas of our business, could impose special demands on us in the areas of governance, employee training, internal controls and disclosure and will likely affect how we manage our business.

Under the tax sharing agreement effective January 1, 2013, a change in control could affect availability of cash payments to which we would otherwise be entitled under the prior tax sharing agreement.

For years beginning before January 1, 2013, we and certain of our U.S. affiliates, including ING U.S., Inc., the U.S. holding company for ING Group's U.S.-based retirement services, life insurance and investment management operations, are parties to an intercompany tax sharing agreement that requires ING U.S., Inc. to pay its subsidiaries, including us, for the tax benefits of ordinary and capital losses as they are incurred and in turn requires its subsidiaries, including us, to pay ING U.S., Inc. for the taxes payable on their ordinary income and capital gains. Under the agreement, ING U.S., Inc. is required to make payments to us even if our losses do not offset other subsidiaries' ordinary income or capital gains. Accordingly, this tax sharing agreement can require ING U.S., Inc. to make cash payments to us and our affiliates that exceed the amount of cash payments paid by us and our affiliates under the tax sharing agreement. During the years ended December 31, 2013, 2012 and 2011, we made net cash payments to ING U.S., Inc. under the tax sharing agreement of $114.4, $40.0 and $87.1, respectively.

Effective January 1, 2013, the Company entered into a new tax sharing agreement with ING U.S., Inc. which provides that for 2013 and subsequent years, ING U.S., Inc. will pay us for the tax benefits of ordinary and capital losses only in the event that the consolidated tax group actually uses the tax benefit of losses generated. Accordingly, in years we incur losses and the associated tax benefits cannot be used by the consolidated tax group we may establish tax valuation allowances, reduce statutory-based admitted assets and may no longer be entitled to receive net cash payments from ING U.S., Inc. During the year ended December 31, 2013, we made additional net cash payments to ING U.S., Inc. under the new tax sharing agreement of $118.1.

One such instance where the associated tax benefits could not be used by the consolidated tax group would occur if there is a change in control which would trigger the imposition of certain limitations pursuant to Section 382 and Section 383 of the U.S. Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). These sections operate as anti-abuse rules, the general purpose of which is to prevent trafficking in tax losses and credits, but which can apply without regard to whether a "loss trafficking" transaction occurs or is intended. These rules are triggered when an "ownership change" (generally defined as when the ownership of a company changes by more than 50% (measured by value) on a cumulative basis in any three year period) occurs. As of December 31, 2013, management believes that we and our ING U.S., Inc.'s affiliates have not had an "ownership change" for purposes of sections 382 and 383. However, this determination is subject to uncertainties and is based on various assumptions. Consequently, the ability of ING U.S., Inc.'s affiliates to use tax attributes could be limited and correspondingly the value of these attributes could be decreased.

During March 2014, ING Group divested a portion of its shareholding in ING U.S., Inc., our indirect parent company, in the Transactions which we believe caused an ownership change for purpose of IRC Section 382. Using an estimated Section 382 value of ING U.S., Inc., we estimate that it is unlikely that the Company's deferred tax asset, tax valuation allowance or admitted deferred tax asset will materially change as a result of the IRS Section 382 ownership change with respect to ING U.S., Inc.

Numerous aspects of the application of Section 382 are subject to potential challenge by the IRS. If the IRS were to successfully challenge the IRC Section 382 calculations of ING U.S., Inc, this could impact the ability of the Company to obtain tax benefits from existing and future losses and deductions could be adversely affected.

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

As of December 31, 2013, we have recognized deferred tax assets based on tax planning related to unrealized gains on investment assets. To the extent these unrealized gains decrease, the tax benefit will be reduced by increasing the tax valuation allowance. For example, if interest rates increase, the amount of the unrealized gains will, most likely, decrease, with all other things constant. The decrease in the deferred tax asset may be recorded as a tax expense in tax on continuing operations based on the intra period tax allocation rules described in ASC Topic 740, "Income Taxes".

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

In addition, businesses in the United States and in other countries have increasingly become the targets of "cyberattacks", "hacking" or similar illegal or unauthorized intrusions into computer systems and networks. Such events are often highly publicized, result in the theft of significant amounts of information, and cause extensive damage to the reputation of the targeted business, in addition to leading to significant expenses associated with investigation, remediation and customer protection measures. Although we have not yet suffered such an incident of any materiality, we could be the subject of such an attack, and, although we seek to limit our vulnerability to such events through technological and other means, it is not possible to anticipate all potential forms of cyberattack or to guarantee our ability to fully defend against all such attacks. In addition, due to the sensitive nature of much of the financial and similar personal information we maintain, we may be at particular risk for targeting.

We retain confidential information in our information technology systems, and we rely on industry standard commercial technologies to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our information technology systems could access, view, misappropriate, alter, or delete information in the systems, including personally identifiable customer information and proprietary business information. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. In addition, an increasing number of jurisdictions require that customers be notified if a security breach results in the disclosure of personally identifiable customer information. Any attack or other breach of the security of our information technology systems that compromises information that is subject to legislative or regulatory privacy protections, or that otherwise results in inappropriate disclosure or use of personally identifiable customer information could damage our reputation in the marketplace, deter purchases of our products, subject us to heightened regulatory scrutiny or sanctions, significant civil and criminal liability or other adverse legal consequences and require us to incur significant technical, legal and other expenses.

Third parties to whom we outsource certain of our functions are also subject to the risks outlined above, any one of which could result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, financial condition, results of operations and liquidity.

If we experience difficulties arising from outsourcing relationships, our ability to conduct business could be compromised, which may have an adverse effect on our business and results of operations.

As we continue to focus on reducing the expense necessary to support our operations, we have become increasingly committed to outsourcing strategies for certain technology and business functions. If third-party providers experience disruptions or do not perform as anticipated, or we experience problems with a transition, we may experience operational difficulties, an inability to meet obligations, including, but not limited to, policyholder obligations, increased costs and a loss of business that may have a material adverse effect on our business and results of operations. For other risks associated with our outsourcing of certain functions, see “-Interruption or other operational failures in telecommunication, information technology and other operational systems, or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on such systems, including as a result of human error, could harm our business.”

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

Risks Related to Our Closed Block of Variable Annuities

Although we no longer actively market retail variable annuities, our business, results of operations, financial condition and liquidity will continue to be affected by our closed block of variable annuity products for the foreseeable future.

Our closed block of retail variable annuities were sold primarily from 2001 to early 2010 when the block entered run-off. These products offered long-term savings vehicles in which customers (policyholders) made deposits that were invested, largely at the customer's direction, in a variety of U.S. and international equity, fixed income, real estate and other investment options. In addition, these products provided customers with the option to purchase living benefit riders, including GMWBL, GMIBs, GMABs and GMWBs. All retail variable annuity products include guaranteed minimum death benefits ("GMDB"). In 2009, we decided to cease sales of retail variable annuity products with substantial guarantee features. In early 2010, we ceased all new sales of these products with substantial guarantees, although we continue to accept new deposits in accordance with, and subject to the limitations of, the provisions of existing contracts.

Market movements and actuarial assumption changes (including, with respect to policyholder behavior and mortality) can result in material adverse impacts to our results of operations, financial condition and liquidity. Because policyholders have various contractual rights to defer withdrawals, annuitization and/or maturity of their contracts, the nature and period of contract maturity is subject to policyholder behavior and is therefore indeterminate. Future market movements and changes in actuarial assumptions can result in significant earnings and liquidity impacts, as well as increases in regulatory reserve and capital requirements for this closed block.

Our closed block of variable annuities is subject to market risks.

Our closed block of variable annuities is subject to a number of market risks, primarily associated with U.S. and other global equity market values and interest rates. For example, declining equity market values, increasing equity market volatility, declining interest rates or a prolonged period of low interest rates can result in an increase in the valuation of future policy benefits, reducing our net income. Declining market values for bonds and equities also reduce the account balances of our variable annuity contracts, and since we collect fees and risk charges based on these account balances, our net income may be further reduced.
Declining interest rates, a prolonged period of low interest rates, increased equity market volatility or declining equity market values may also subject us to increased hedging costs. Market events can cause an increase in the amount of statutory reserves that we are required to hold for variable annuity guarantees, lowering our statutory surplus.

The performance of our closed block of variable annuity products depends on assumptions that may not be accurate.

Our in-force closed block of variable annuity products is subject to risks associated with the future behavior of policyholders and future claims payment patterns, using assumptions for mortality experience, lapse rates, GMIB annuitization rates, and GMWB/GMWBL withdrawal rates. We are required to make assumptions about these behaviors and patterns, which may not reflect the actual behaviors and patterns we experience in the future.

In particular, we have only minimal experience on policyholder behavior for our GMIB and GMWBL products and, as a result, future experience could lead to significant changes in our assumptions. Our GMIB contracts have a ten-year waiting period before annuitization is available, with most of these GMIB contracts issued during the period 2004 to 2006. These contracts first become eligible to annuitize during the period from 2014 through 2016, but contain significant incentives to delay annuitization beyond the first eligibility date. As a result, to date we have only a statistically small sample of experience used to set annuitization rates. Therefore, we anticipate that observable experience data will become statistically credible later this decade, when a large volume of GMIB benefits begin to reach their maximum benefit over the four-year period from 2019 to 2022. It is possible, however, that policyholders may choose to annuitize soon after the first annuitization date, rather than delay annuitization to receive increased guarantee benefits, in which case we may have increasingly statistically credible experience as early as the period from late 2014 through 2016.

Similarly, most of our GMWBL contracts are still in the first four to six policy years, so our assumptions for withdrawal from contracts with GMWBL benefits may change as experience emerges over the next four to six years. In addition, like our GMIB contracts, many of our GMWBL contracts contain significant incentives to delay withdrawal. We expect customer decisions on annuitization and withdrawal will be influenced by customers' financial plans and needs as well as by interest rate and market conditions over time and by the availability and features of competing products. If emerging experience deviates from our assumptions on either GMIB annuitization or GMWBL withdrawal, we could experience gains or losses and a significant decrease or increase to reserve and capital requirements.

We also make estimates of expected lapse of these products, which is the probability that a policy will not remain in force from one period to the next. Lapse rates of our annuity products may be significantly impacted by the value of guaranteed minimum benefits relative to the value of the underlying separate accounts (account value or account balance). In general, policies with guarantees that are "in the money" (i.e., where the notional benefit amount is in excess of the account value) are assumed to be less likely to lapse. Conversely, "out of the money" guarantees are assumed to be more likely to lapse as the policyholder has less incentive to retain the policy. Lapse rates could also be adversely affected generally by developments that affect customer perception of us.

We make estimates of expected election rates of living benefits for these products and of the rate of election of certain optional benefits that may be exercised. The profitability of our deferred annuity products depends upon actual contract owner decisions to elect or delay the utilization of such benefits. The development of a secondary market for third-party investor strategies in the annuities business could also adversely affect the profitability of existing business by reducing lapse rates of in-the-money contracts in excess of current expectations or by causing living benefits to be elected at points in time that are more unfavorable than our current expectations. Actual lapse rates that are lower than our lapse rate assumptions could have an adverse effect on profitability in the later years of a block of business because the anticipated claims experience may be higher than expected in these later years. If actual lapse rates are significantly different from those assumed in our current reserving assumptions, our reserves for future policy benefits may prove to be inadequate.

Our variable annuity lapse rate experience has varied significantly over the period from 2006 to the present, reflecting among other factors, both pre- and post-financial crisis experience. During the early years of this period, our variable annuity policyholder lapse rate experience was higher than our current best estimate of policyholder lapse behavior would have indicated; in the later part of this period, after mid-2009, it was lower. Management's current best estimate of variable annuity policyholder lapse behavior incorporates actual experience over the entire period, as we believe that over the duration of the closed block of variable annuity policies we will experience the full range of policyholder behavior and market conditions. If our future experience were to approximate our lapse experience from later in the period, we would likely need to increase reserves by an amount that could be material.

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

Our Variable Annuity Hedge Program may not be effective and may be more costly than anticipated.

We periodically re-evaluate our Variable Annuity Hedge Program to respond to changing market conditions and balance the trade-offs among several important factors, including regulatory reserves, rating agency capital, underlying economics, earnings and other factors. While our Variable Annuity Hedge Program is intended to balance numerous critical metrics, we are subject to the risk that our strategies and other management decisions may prove ineffective or that unexpected policyholder experience, alone or in combination with unfavorable market events, may produce losses or unanticipated cash needs beyond the scope of the risk management strategies employed. The Variable Annuity Hedge Program assumes that hedge positions can be rebalanced during a market shock and that the performance of the derivative contracts closely matches the performance of the contract owners’ variable fund returns. In addition, our Variable Annuity Hedge Program does not hedge certain non-market risks inherent in this segment, including business, credit, insurance and operational risks; any of these risks could cause us to experience unanticipated losses or cash needs. For example, hedging counterparties may fail to perform their obligations resulting in unhedged exposures and losses on positions that are not collateralized. Finally, the cost of the Variable Annuity Hedge Program itself may be greater than anticipated as adverse market conditions can limit the availability and increase the costs of the hedging instruments we employ, and such costs may not be recovered in the pricing of the underlying products being hedged. For example, the cost of hedging guaranteed minimum benefits increases as market volatilities increase and/or interest rates decrease, resulting in a reduction to net income.

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

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in laws and regulations may materially increase the cost of compliance and other expenses of doing business. There are a number of risks that may arise where applicable regulations may be unclear, subject to multiple interpretations or under development or where regulations may conflict with one another, where regulators revise their previous guidance or courts overturn previous rulings, which could result in our failure to meet applicable standards. Regulators and other authorities have the power to bring administrative or judicial proceedings against us, which could result, among other things, in suspension or revocation of our licenses, cease and desist orders, fines, civil penalties, criminal penalties or other disciplinary action which could materially harm our results of operations and financial condition. If we fail to address, or appear to fail to address, appropriately any of these matters, our reputation could be harmed and we could be subject to additional legal risk, which could increase the size and number of claims and damages asserted against us or subject us to enforcement actions, fines and penalties. See "Item 1. Business - Regulation" for further discussion on the impact of regulations on our businesses.

As long as we remain affiliated with ING Group, we may be subject to laws, regulations, disclosures and restrictions to which we would not be subject as a standalone enterprise. These restrictions could be extensive and include limitations on the activities we may conduct and the way in which we organize and operate our businesses. Various jurisdictions in which ING Group and its subsidiaries operate, including the United States, apply prudential and other regulations to the holding companies and affiliates of financial institutions. If the applicable laws and regulations in any of these jurisdictions, or the application or interpretation of such laws and regulations by applicable regulators and other authorities, were to change, or if ING Group or one of its subsidiaries were to change the nature of the regulated activities they conduct, we could in the future become subject to restrictions to which we are not currently subject, and to which we would not be subject as a standalone enterprise. This could require us to incur material compliance, reporting or other costs or to forgo certain types of material revenues or could otherwise be material and adverse to us. We do not have any control over the activities conducted by ING Group or its subsidiaries. As one source of potential change in the regulations applied to ING Group and its subsidiaries, we expect that in November 2014 the European Central Bank will assume responsibility for part of the prudential supervision of ING Bank and its holding company, ING Group. Supervision over ING Bank and ING Group is currently exercised by the DNB. It is uncertain if and how this new supervisory structure will impact the Company.

In addition, the 2012 Amended Restructuring Plan contains provisions that could limit our business activities, including restricting our ability to make certain acquisitions or to conduct certain financing and investment activities. See "Item 1. Business - Regulation - Dutch State Transactions and Restructuring Plan."

If ING Group or one of its subsidiaries were to change the nature of the regulated activities it conducts, we could in the future become subject to restrictions to which we are not currently subject, and to which we would not otherwise be subject as a standalone enterprise.

As long as we remain affiliated with ING Group, we may be subject to laws, regulations, disclosures and restrictions to which we would not be subject as a standalone enterprise. These restrictions could be extensive and include limitations on the activities we may conduct and the way in which we organize and operate our businesses. For instance, ING Group’s wholly owned subsidiary, ING Bank, may from time to time consider whether to establish a branch office in the United States. If ING Bank were to establish a U.S. branch, ING Group, ING Bank and we would be subject to supervision and regulation by the Federal Reserve under various laws, including the Bank Holding Company Act of 1956, as amended (“BHCA”), and the International Banking Act of 1978. If ING Bank were to establish a U.S. branch, the BHCA could impose restrictions on our non-financial activities until we are no longer deemed controlled by ING Group for BHCA purposes. As a result, we could be required to incur material compliance, reporting or other costs or to forgo certain types of material revenues or could otherwise be confronted with consequences that are material and adverse to us.

Moreover, if ING Bank were to establish a U.S. branch while we remained affiliated with ING Group, several regulatory developments could materially impact our operations, including rules under the Dodd-Frank Act issued by U.S. regulators with respect to the “Volcker Rule” and heightened supervisory requirements and prudential standards. Under the final rules adopted by U.S. regulators on December 10, 2013, we would be subject to the Volcker Rule as an affiliate of a company that is treated as a bank holding company. The Volcker Rule significantly restricts the ability of U.S. bank holding companies and their affiliates to conduct proprietary trading in securities and derivatives as well as certain activities related to hedge funds and private equity funds. However, the rules provide an exemption for a regulated insurance company trading solely for its general account if, among other requirements, it is acting in compliance with insurance company investment laws and regulations. Although the full potential impact of the Volcker Rule on our operations would not be known with certainty until fully implemented, we will likely experience significant additional compliance and operational costs if we are a covered entity under the final rules.

The BHCA, however, would provide ING Group, ING Bank and us a two-year period in which to comply with the BHCA activity restrictions, with the possibility of our obtaining up to three one-year extensions. Further, the Federal Reserve would have discretion to extend the Volcker Rule conformance period and application of any heightened supervisory requirements and prudential standards with respect to the Company until past December 31, 2016 (the date by which ING Group is required to fully divest the Company). There is no guarantee, however, that the Federal Reserve would grant these requests.

Our businesses are heavily regulated, and changes in regulation in the United States, enforcement actions and regulatory investigations may reduce profitability.

Our operations are subject to comprehensive regulation and supervision throughout the United States. State insurance laws regulate most aspects of our insurance business and we are regulated by the insurance department of our state of domicile, Iowa. The primary purpose of state regulation is to protect policyholders, and not necessarily to protect creditors and investors. See "Item 1. Business - Regulation-Insurance Regulation."

State insurance guaranty associations have the right to assess insurance companies doing business in their state in order to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, liabilities we have currently established for these potential assessments may not be adequate.

State insurance regulators, the NAIC and other regulatory agencies regularly reexamine existing laws and regulations applicable to insurance companies and their products and their affiliated transactions. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and could materially and adversely affect our business, results of operations or financial condition. We currently use our Arizona domiciled captive reinsurance company primarily to reinsure the guaranteed living benefits of certain of our closed block variable annuities. In October 2011, the NAIC established a subgroup to study insurers' use of captives and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations, and to establish appropriate regulatory requirements to address concerns identified in the study. Additionally, in June 2013, the New York State Department of Financial Services (the "NYDFS") released a report critical of certain captive reinsurance structures and calling, in part, for other state regulators to adopt a moratorium on approving such structures pending further review by state and federal regulators. Also, in December 2013, the United States Treasury Department’s Federal Insurance Office (“FIO”) issued a report on how to modernize and improve the system of insurance regulation in the United States, recommending, in part, that states develop a uniform and transparent solvency oversight regime for the transfer of risk to reinsurance captives and adopt a uniform capital requirement for reinsurance captives, including a prohibition on transactions that do not constitute legitimate risk transfer. We cannot predict what actions and regulatory changes will result from the NAIC study, the NYDFS report or the FIO report. Any regulatory action that prohibits or limits our use of or materially increases our cost of using captive reinsurance companies, either retroactively or prospectively, could have a material adverse impact on our financial condition or results of operations.

Insurance regulators have implemented, or begun to implement significant changes in the way in which insurers must determine statutory reserves and capital, particularly for products with contractual guarantees such as variable annuities and universal life policies, and are considering further potentially significant changes in these requirements.

In addition, state insurance regulators are becoming more active in adopting and enforcing suitability standards with respect to sales of fixed and indexed annuities. In particular, the NAIC has adopted a revised SAT, which will, if enacted by the states, place new responsibilities upon issuing insurance companies with respect to the suitability of annuity sales, including responsibilities for training agents. Several states have already enacted laws based on the SAT.

In addition to the foregoing risks, the financial services industry is the focus of increased regulatory scrutiny as various state and federal governmental agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the financial services industries. See "Item 8. Note 13. Commitments and Contingencies" for the year ended December 31, 2013 for a description of certain regulatory inquiries affecting the Company. It is possible that future regulatory inquiries or investigations involving the insurance industry generally, or the Company specifically, could materially and adversely affect our business, results of operations or financial condition.

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

Our life insurance, annuity, retirement and investment products are subject to a complex and extensive array of state and federal tax, securities, insurance and employee benefit plan laws and regulations, which are administered and enforced by a number of different governmental and self-regulatory authorities, including state insurance regulators, state securities administrators, state banking authorities, the SEC, the Financial Industry Regulatory Authority ("FINRA"), the DOL, the IRS and the Office of the Comptroller of the Currency ("OCC").

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

On July 21, 2010, the Dodd-Frank Act was signed into law. It effects comprehensive changes to the regulation of financial services in the United States. The Dodd-Frank Act directs existing and newly-created government agencies and bodies to perform studies and promulgate a multitude of regulations implementing the law, a process that is underway and is expected to continue over the next few years. While some studies have already been completed and the rule-making process is well underway, there continues to be significant uncertainty regarding the results of ongoing studies and the ultimate requirements of regulations that have not yet been adopted. We cannot predict with certainty how the Dodd-Frank Act and such regulations will affect the financial markets generally, or impact our business, ratings, results of operations, financial condition or liquidity. Key aspects we have identified to date of the Dodd-Frank Act's potential impact on us include:

•
If designated by the FSOC as a nonbank financial company subject to supervision by the Federal Reserve, we would become subject to a comprehensive system of prudential regulation, including, among other matters, minimum capital requirements, liquidity standards, credit exposure requirements, overall risk management requirements, management interlock prohibitions, a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress, stress testing, additional fees and assessments and restrictions on proprietary trading and certain investments. The exact scope and consequences of these standards are subject to ongoing rulemaking activity by various federal banking regulators and therefore are currently unclear. However, this comprehensive system of prudential regulation, if applied to us, would significantly impact the manner in which we operate and could materially and adversely impact the profitability of one or more of our business lines or the level of capital required to support our activities. In designating non-bank financial companies for heightened prudential regulation by the Federal Reserve, the FSOC considers, among other matters, their size and potential impact on the financial stability of the United States.

•
Title VII of the Dodd-Frank Act creates a new framework for regulation of the over-the-counter ("OTC") derivatives markets. New margin and capital requirements on market participants that will be contained in final regulations to be adopted by the SEC and the U.S. Commodity Futures Trading Commission ("CFTC") could substantially increase the cost of hedging and related operations, affect the profitability of our products or their attractiveness to our customers, or cause us to alter our hedging strategy or change the composition of the risks we do not hedge.

•
The Dodd-Frank Act established the FIO within the Treasury Department headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including participating in the FSOC's decisions regarding insurers to be designated for stricter regulation by the Federal Reserve. The Dodd-Frank Act also required the director of FIO to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity by federal involvement or effective action by the states. The director issued that report in December 2013, recommending, in part, increased federal involvement in certain areas of insurance regulation to improve uniformity, and setting out recommendations in areas of near-term reform for the states, including prudential and marketplace oversight. The report also recommended, in part, that states develop a uniform and transparent solvency oversight regime for the transfer of risk to reinsurance captives, and adopt a uniform capital requirement for reinsurance captives, including a prohibition on transactions that do not constitute legitimate risk transfer. FIO has an ongoing charge to monitor all aspects of the insurance industry and will monitor state regulatory developments, including those called for in its report and present options for federal involvement if deemed necessary.

•
Under the Dodd-Frank Act, various federal regulators have adopted the Volcker Rule, which places limitations and restrictions on the ability of certain deposit institutions and regulated banking entities, as well as their affiliates, to engage in certain proprietary trading or sponsor and invest in private funds. In the event that one of our affiliates becomes a depository institution or otherwise becomes subject to the Volcker Rule, our investment activities could be restricted.

•
The Dodd-Frank Act also includes various securities law reforms that may affect our business practices. See “Changes in U.S. federal and state securities laws and regulations may affect our operations and our profitability” below.

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

See "Item 1. Business - Regulation" for further discussion of the impact of the Dodd-Frank Act on our businesses.

In addition to the Dodd-Frank Act, regulators and lawmakers in non-U.S. jurisdictions are engaged in addressing the causes of the recent financial crisis and means of avoiding such crises in the future. Although currently we are not directly subject to non-U.S. regulation, we may be significantly affected by foreign regulatory actions, due to our being affiliated with ING Group. We are unable to predict how any such regulations could affect the way ING Group conducts its business and manages capital, or to what extent any resulting changes in the way ING Group conducts its business or manages capital could affect our business, our relationship with ING Group or our results of operations, financial condition and liquidity. For a further discussion of foreign regulation and its potential effect on us while we are affiliated with ING Group, including the impact of the Solvency II Directive, see "Item 1. Business - Regulation-International and National Regulatory Initiatives that May Affect Us as a Consequence of our Affiliation with ING Group”.

Changes in U.S. federal and state securities laws and regulations may affect our operations and our profitability.

U.S. federal and state securities laws apply to sales of our variable annuity products (which are considered to be both insurance products and securities). In addition, certain fixed and indexed annuities we may offer may be registered as securities under the Securities Act. As a result, these products are subject to regulation by the SEC and FINRA. Our variable annuity products are issued through separate accounts and the separate accounts are registered as investment companies under the Investment Company Act. Distribution of our annuity products registered as securities is affected by laws and regulations applicable to broker-dealers.

Securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets or investment advisory or brokerage clients. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of business for failure to comply with those laws and regulations. A number of changes have recently been proposed to the laws and regulations that govern the conduct of our registered insurance products business and our distributors that could have a material adverse effect on our results of operations and financial condition. For example, the Dodd-Frank Act authorizes the SEC to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice. The SEC and FINRA have also recently announced that they will be making the marketing and recommendation of IRA rollovers as an examination priority in 2014; accordingly sales of rollover IRA products, particularly by ING U.S. affiliated broker-dealer firms, could be affected by this heightened scrutiny. Further, proposals have been made that the SEC establish a self-regulatory organization with respect to registered investment advisers, which could increase the level of regulatory oversight over them. Changes to these laws or regulations that restrict the conduct of our business could have an adverse effect on our results of operations and financial condition.

Changes to federal regulations could adversely affect our distribution model by restricting our ability to provide customers with advice.

The prohibited transaction rules of the Internal Revenue Code generally restrict providing investment advice to purchasers of individual retirement accounts and individual retirement annuities if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen. In March 2010, the DOL issued proposed regulations that provide limited relief from these investment advice restrictions. The DOL issued final rules in October of 2011 and did not provide additional relief regarding these restrictions. As a result, the ability of certain of our investment advisory affiliates and their advisory representatives to provide investment advice with respect to individual retirement accounts and individual retirement annuities, will likely be significantly restricted. Also, the fee and revenue arrangements of certain advisory programs may be required to be revenue neutral, resulting in potential lost revenues for these investment advisers and their affiliates.

Other proposed regulatory initiatives applicable to individual retirement accounts and individual retirement annuities may negatively impact the distribution of our products. In particular, the DOL issued a proposed regulation in October 2010 that would, if adopted as proposed, significantly broaden the circumstances under which a person or entity providing investment advice with respect to ERISA plans or individual retirement accounts and individual retirement annuities would be deemed a fiduciary under ERISA or the Internal Revenue Code. Although the DOL has withdrawn this proposal, it has indicated its intent to re-propose the regulation in a modified form in 2014. If adopted as proposed, the investment related information and support that our advisors and employees could provide to purchasers of individual retirement accounts and individual retirement annuities on a non-fiduciary basis could be substantially limited beyond what is allowed under current law. This could have a material impact on the level and type of services we can provide as well as the nature and amount of compensation and fees we and our advisors and employees may receive for investment-related services. In addition, the proposed regulations may make it easier for regulators and plaintiffs in litigation, to attempt to extend fiduciary status to advisors who would not be deemed fiduciaries under current regulations. See “Item 1. Business - Regulation-Regulation of Annuity Products."

Changes in tax laws and interpretations of existing tax law could increase our tax costs, impact our ability to make distributions to ING U.S., Inc. or make our insurance, annuity and investment products less attractive to customers.

Changes in tax laws could increase our taxes and our effective tax rates. For example, the Obama Administration has proposed modifying the dividends received deduction for life insurance company separate accounts, and such a modification could significantly reduce the dividends received deduction that we are able to claim for dividends received in separate accounts. As such, the dividend received deduction is a significant component of the difference between our actual tax expense and the expected tax expense determined using the federal statutory income tax rate of 35%. Also, interpretation and enforcement of existing tax law could change and could be applied to us as part of an IRS examination and increase our tax costs. In the course of such examinations, we have also entered into agreements with the IRS to resolve issues related to tax accounting matters, such as whether certain derivative transactions qualify for hedge treatment, the proper treatment of valid tax hedge gains and losses and “other than temporary impairment” losses. These agreements may be superseded by future enacted laws, regulations or public guidance that increases our taxes and our effective tax rates. Further, changes in tax rates could affect the amount of our deferred tax assets and deferred tax liabilities. One such change relates to the current debate over corporate tax reform and corporate tax rates. A reduction in the top federal tax rate would result in lower statutory deferred tax assets. Such a reduction in the statutory deferred tax asset may impact our ability to make distributions to ING U.S., Inc.

Changes in tax laws could make some of our insurance, annuity and investment products less attractive to customers. Current U.S. federal income tax law permits tax-deferred accumulation of income earned under life insurance and annuity products, and permits exclusion from taxation of death benefits paid under life insurance contracts. Changes in tax laws that restrict these tax benefits could make some of our products less attractive to customers. Reductions in individual income tax rates or estate tax rates could also make some of our products less advantageous to customers. Changes in federal tax laws that reduce the amount an individual can contribute on a pre-tax basis to an employer-provided, tax-deferred product (either directly by reducing current limits or indirectly by changing the tax treatment of such contributions from exclusions to deductions) or changes that would limit an individual’s aggregate amount of tax-deferred savings could make our retirement products less attractive to consumers.

The American Taxpayer Relief Act of 2012 made permanent the current marginal income tax rates for individuals, as well as the estate tax threshold and applicable rate. The Bipartisan Budget Act signed into law in December 2013 provided a short-term compromise on spending levels, and was extended until March 2015. Congress may pursue the reduction or elimination of tax preferences associated with our industry and products yet this year or in 2015 if it pursues comprehensive tax reform premised on the notion of reducing corporate and personal rates by broadening the taxable income base and reducing tax preferences. We also believe that states that stand to lose tax revenue of their own will exert pressure on the federal government not to enact additional measures as part of comprehensive tax reform that would negatively impact them. Such a situation may result in more pressure on raising revenue from tax preferences associated with our Company and products.

Risks Related to Our Separation from, and Continuing Relationship with, ING Group

Our continuing relationship with ING Group and with affiliates of ING Group, may affect our ability to operate and finance our business as we deem appropriate and changes with respect to ING Group could negatively impact us.

From the time of the IPO of ING U.S., Inc. until the completion of the Transactions, ING Group has owned a majority of the common stock of ING U.S., Inc. and we have been a consolidated subsidiary of ING Group for purposes of its financial reporting. As a result of the completion of the Transactions, ING Group continues to own a substantial minority of the common stock of ING U.S., Inc. Circumstances affecting ING Group may have an impact on us and we cannot be certain how further changes in circumstances affecting ING Group may impact us.

In November 2008, the Dutch State purchased non-voting core Tier 1 securities from ING Group for a total consideration of €10 billion and in the first quarter of 2009 ING Group entered into an Alt-A Back-up Facility with the Dutch State (see "Item 7. Management's Narrative Analysis of the Results of Operations and Financial Condition-Alt-A Back-up Facility").

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

The divestment of 50% of ING U.S., Inc. and its subsidiaries, including the Company is measured in terms of a divestment of over 50% of the shares of ING U.S., Inc., the loss of ING Group's majority of directors on ING U.S., Inc.'s board of directors and the accounting deconsolidation of ING U.S., Inc. (in line with IFRS accounting rules). The Transactions, together with certain governance changes arising in connection with the Transactions, are intended to satisfy such requirements. In case ING Group does not satisfy its commitment to timely divest ING U.S., Inc. and its subsidiaries, including the Company as agreed with the EC, or in case of any other material non-compliance with the 2012 Amended Restructuring Plan, the Dutch State will renotify the recapitalization measure to the EC. In such a case, the EC may require additional restructuring measures or take enforcement action against ING Group, or, at the request of ING Group and the Dutch State, could allow ING Group more time to complete the divestment.

The 2012 Amended Restructuring Plan also contains provisions that could limit our business activities, including restricting our ability to make certain acquisitions or to conduct certain financing and investment activities. See "Item 1. Business -. Regulation-Dutch State Transactions and Restructuring Plan."

We cannot accurately predict whether any restrictions and limitations imposed on ING Group on account of the Dutch State Transaction, or the implementation of the 2012 Amended Restructuring Plan (or any further amendment thereof), will have a negative effect on our businesses and financial flexibility or result in conflicts between the interests of ING Group and our interests. In addition, it is difficult for us to predict whether any changes to, or termination of, the Dutch State Transactions could occur as a result of the 2012 Amended Restructuring Plan (or any further amendment thereof) and whether any effect on our business would result from that. We also note that we cannot predict the possible effect of ING Group not satisfying its commitment to divest ING U.S., Inc. and its subsidiaries including the Company as agreed with the EC, for instance, by having a remaining ownership interest in ING U.S., Inc. and its subsidiaries beyond any deadline agreed with the EC.

Our separation from ING Group could adversely affect our business and profitability due to ING Group's strong brand and reputation.

Prior to our initial public offering, as an indirect wholly owned subsidiary of ING Group, we marketed our products and services using the "ING" brand name and logo. We believe the association with ING Group has provided us with preferred status among our customers, vendors and other persons due to ING Group's globally recognized brand, perceived high quality products and services and strong capital base and financial strength.

Our new status as an indirect, wholly owned subsidiary of a separate, publicly traded company could adversely affect our ability to attract and retain customers, which could result in reduced sales of our products. In connection with the initial public offering of ING U.S., Inc., ING U.S., Inc. entered into a licensing agreement, pursuant to which we have a license to use certain trademarks (including the “ING” name and logo) for a limited period of time following the completion of the initial public offering. Based on current expectations, ING U.S., Inc. will change its legal name to Voya Financial, Inc. in April 2014; and in May 2014 the Investment Management and Employee Benefits businesses of ING U.S., Inc. will begin using the Voya Financial brand. In September 2014, our remaining businesses will begin using the Voya Financial brand and all remaining ING U.S. legal entities that currently have names incorporating the "ING" brand, including the Company, will change their names to reflect the Voya brand. We anticipate that the process of changing all marketing materials, operating materials and legal entity names containing the word “ING” or “Lion” to our new brand name will take approximately 24 months and will cost ING U.S., Inc. between $40 million and $50 million, excluding incremental advertising expenses. Some of our existing policyholders, contract owners and other customers may choose to stop doing business with us, which could increase the rate of surrenders and withdrawals in our policies and contracts. In addition, other potential policyholders and contract owners may decide not to purchase our products because we no longer will be a part of ING Group.

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

Item 3.    Legal Proceedings

See "Item 8. Note 13. Commitments and Contingencies-Litigation and Regulatory Matters."

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(Dollar amounts in millions, unless otherwise stated)

There is no public trading market for the common stock of ING USA.  All of our outstanding common stock is owned by our parent, Lion Connecticut Holdings Inc. ("Lion" or "Parent"), a Connecticut holding and management company, which is a direct, wholly owned subsidiary of ING U.S., Inc. ING Groep N.V. ("ING Group" or "ING") is the majority shareholder of ING U.S., Inc. ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING".

Iowa insurance law imposes restrictions on an Iowa insurance company's ability to pay dividends to its parent. These restrictions are based in part on the prior year's statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts, or extraordinary dividends, are subject to approval by the Iowa Insurance Commission.

Under Iowa law, an extraordinary dividend or distribution is defined as a dividend or distribution that, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (1) ten percent (10.0%) of our earned statutory surplus at the prior year end or (2) our prior year statutory net gain from operations. Iowa law also prohibits an Iowa insurer from declaring or paying a dividend except out of its earned surplus unless prior insurance regulatory approval is obtained.

During the year ended December 31, 2013, following receipt of required approval from the Iowa Insurance Division (the "Division") and consummation of the IPO of ING U.S., Inc., we paid an extraordinary return of capital distribution of $230.0 to our Parent. During the year ended December 31, 2012, following receipt of required approval from the Division, we paid an extraordinary return of capital distribution of $250.0 to our Parent. During the year ended December 31, 2011 we did not pay a dividend or return of capital distribution to our Parent.

On May 8, 2013, we reset, on a one-time basis, our negative unassigned funds account as of December 31, 2012 (as reported in our 2012 statutory annual statement) to zero (with an offsetting reduction in gross paid-in capital and contributed surplus). The reset was made pursuant to a permitted practice in accordance with statutory accounting practices granted by the Division. This permitted practice had no impact on total capital and surplus and was reflected in our second quarter 2013 statutory financial statements.

During the years ended December 31, 2013 and 2012, we did not receive any capital contributions from our Parent. During the year ended December 31, 2011, we received capital contributions of $44.0 from our Parent.

Item 6.    Selected Financial Data

Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7.    Management's Narrative Analysis of the Results of Operations and Financial Condition
(Dollar amounts in millions, unless otherwise stated)

For the purposes of this discussion, the "Company," "we," "our," "us" and "ING USA" refer to ING USA Annuity and Life Insurance Company. We are a direct, wholly owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), which is a direct, wholly owned subsidiary of ING U.S., Inc. ING Groep N.V. ("ING Group" or "ING") is the majority shareholder of ING U.S., Inc.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the Financial Statements included elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See "Note Concerning Forward-Looking Statements."

Basis of Presentation

ING USA is a stock life insurance company domiciled in the State of Iowa and provides financial products and services in the United States. ING USA is authorized to conduct its insurance business in all states, except New York, and in the District of Columbia.

We have one operating segment.

Critical Accounting Judgments and Estimates

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

We have identified the following accounting judgments and estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

Reserves for future policy benefits, DAC, VOBA and sales inducements, valuation of investments and derivatives, impairments, income taxes and contingencies.

In developing these accounting estimates, we make subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, we believe the amounts provided are appropriate based upon the facts available upon preparation of the Financial Statements.

The above critical accounting estimates are described in "Item 8. Note 1. Business, Basis of Presentation and Significant Accounting Policies."

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

Mortality is the incidence of death amongst policyholders triggering the payment of underlying insurance coverage by the insurer. In addition, mortality also refers to the ceasing of payments on life-contingent annuities due to the death of the annuitant. We utilize a combination of actual and industry experience when setting our mortality assumptions. A lapse rate is the percentage of in-force policies surrendered by the policyholder or canceled by us due to non-payment of premiums. For certain of our variable products, the lapse rate assumption varies according to the current account value relative to guarantees associated with the product and applicable surrender charges. In general, policies with guarantees that are considered "in the money", or where the benefit is in excess of the account value, are assumed to be less likely to lapse or surrender. Conversely, "out of the money" guarantees may be assumed to be more likely to lapse or surrender as the policyholder has less incentive to retain the policy.

See "Item 8. Note 7. Guaranteed Benefit Features" for further information on our reserves for future policy benefits, contract owner account balances and product guarantees.

Insurance and Other Reserves

Reserves for traditional life insurance contracts (term insurance, participating and non-participating whole life insurance and traditional group life insurance) and accident and health insurance represent the present value of future benefits to be paid to or on behalf of contract owners and related expenses, less the present value of future net premiums. Assumptions as to interest rates, mortality, expenses and persistency are based on our estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Interest rates used to calculate the present value of these reserves ranged from 3.5% to 6.3%.

Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality and expenses are based on our estimates of experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 3.0% to 7.5%.

Although assumptions are "locked-in" upon the issuance of traditional life insurance contracts, certain accident and health insurance contracts and payout contracts with life contingencies, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are determined based on best estimate assumptions that exist at the time the premium deficiency reserve is established and do not include a provision for adverse deviation.

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

GMDB and GMIB: Reserves for annuity guaranteed minimum death benefits ("GMDB") and guaranteed minimum income benefits ("GMIB") are determined by estimating the value of expected benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. Expected experience is based on a range of scenarios. Assumptions used, such as the long-term equity market return, lapse rate and mortality, are consistent with assumptions used in estimating gross profits for the purpose of amortizing DAC. In addition, the reserve for the GMIB incorporates assumptions for the likelihood and timing of the potential annuitizations that may be elected by the contract owner. In general, we assume that GMIB annuitization rates will be higher for policies with more valuable (more "in the money") guarantees.

GMAB, GMWB, GMWBL and FIA: We also issue certain products which contain embedded derivatives and are measured at estimated fair value separately from the host contract. These embedded derivatives include annuity guaranteed minimum accumulation benefits ("GMAB"), guaranteed minimum withdrawal benefits without life contingencies ("GMWB"), guaranteed minimum withdrawal benefits with life payouts ("GMWBL") and fixed indexed annuities ("FIA"). Changes in estimated fair value of these derivatives are reported in Other net realized capital gains (losses) in the Statements of Operations.

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

The estimated fair value of the FIA contracts is based on the present value of the excess of interest payments to the contract owners over the growth in the minimum guaranteed contract value. The excess interest payments are determined as the excess of projected index driven benefits over the projected guaranteed benefits. The projection horizon is over the anticipated life of the related contracts which takes into account best estimate actuarial assumptions, such as partial withdrawals, full surrenders, deaths, annuitizations and maturities.

The GMAB, GMWB, GMWBL and FIA embedded derivative liabilities include a risk margin to capture uncertainties related to policyholder behavior assumptions. The margin represents additional compensation a market participant would require to assume these risks.

The discount rate used to determine the fair value of our GMAB, GMWB, GMWBL and FIA embedded derivative liabilities includes an adjustment to reflect the risk that these obligations will not be fulfilled ("nonperformance risk"). Through the second quarter of 2012, our nonperformance risk adjustment was based on the credit default swap ("CDS") spreads of ING Verzekeringen N.V., a subsidiary of ING Group and, previously, the indirect parent of ING U.S., Inc., and applied to the risk-free swap curve in our valuation models. As a result of the availability of ING U.S., Inc.'s market observable data following the issuance of long-term debt in the third quarter of 2012, we changed the estimate of nonperformance risk as of the beginning of the third quarter of 2012 to incorporate a blend of observable, similarly rated peer holding company CDS spreads, adjusted to reflect our credit quality, as well as an adjustment to reflect the priority of policyholder claims. The impact of the nonperformance risk adjustment on the fair value of these liabilities was a reduction of approximately $373 and $886 as of December 31, 2013 and 2012, respectively.

Assumptions and Periodic Review

We review overall policyholder experience at least annually (including lapse, annuitization, withdrawal and mortality), and update these assumptions when deemed necessary based on additional information that becomes available. If actual lapse rates are significantly different from those assumed, such could have a significant effect on our reserve levels and related results of operation.

See "Item 7A. Qualitative and Quantitative Disclosure about Market Risk" for additional information regarding the specific hedging strategies and reinsurance we utilize to mitigate risk for the product guarantees, as well as sensitivities of the embedded derivative liabilities to changes in certain capital markets assumptions.

Deferred Policy Acquisition Costs, Value of Business Acquired and Deferred Sales Inducements

DAC represents policy acquisition costs that have been capitalized and are subject to amortization and interest. Capitalized costs are incremental, direct costs of contract acquisition and certain costs related directly to successful acquisition activities. Such costs consist principally of commissions, underwriting, sales and contract issuance and processing expenses directly related to the successful acquisition of new and renewal business. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. VOBA represents the outstanding value of in force business acquired and is subject to amortization and interest. The value is based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition and increased for subsequent deferrable expenses on purchased policies.

DSI represents benefits paid to contract owners for a specified period that are incremental to the amounts we credit on similar contracts without sales inducements and are higher than the contract's expected ongoing crediting rates for periods after the inducement.

See "Item 8. Note 5. Deferred Policy Acquisition Costs and Value of Business Acquired" and "Item 8. Note 6. Sales Inducements" for additional information on DAC, VOBA and sales inducements.

Amortization Methodologies

We amortize DAC and VOBA related to UL and VUL contracts and fixed and variable deferred annuity contracts over the estimated lives of the contracts in relation to the emergence of estimated gross profits. Assumptions as to mortality, persistency, interest crediting rates, fee income, returns associated with separate account performance, impact of hedge performance, expenses to administer the business and certain economic variables, such as inflation, are based on our experience and overall capital markets. At each valuation date, estimated gross profits are updated with actual gross profits and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance ("unlocking"). If the update of assumptions causes estimated gross profits to increase, DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes estimated gross profits to decrease.

We defer sales inducements and amortize the DSI over the life of the policy using the same methodology and assumptions used to amortize DAC.

Recoverability testing is performed for current issue year products to determine if gross revenues are sufficient to cover DAC, VOBA and DSI estimated benefits and expenses. In subsequent periods, we perform testing to assess the recoverability of DAC, VOBA and DSI on an annual basis, or more frequently if circumstances indicate a potential loss recognition issue exists. If DAC, VOBA or DSI are not deemed recoverable from future gross profits, changes will be applied against the DAC, VOBA or DSI balances before an additional reserve is established.

In assessing loss recognition related to DAC, VOBA and DSI, we must select an approach for aggregating different blocks of business in the loss recognition calculation. In the first quarter of 2013, we updated the aggregation approach used in assessment of such loss recognition. This change in estimate was due to certain organizational changes that commenced in the first quarter of 2013, which resulted in changes to how we manage the variable annuity business that is no longer actively marketed. As a result of this estimate change, we recognized loss recognition of $350.8 before taxes during the first quarter of 2013. This amount was recorded in the Statements of Operations of $306.0 to Net amortization of deferred policy acquisition costs and value of business acquired and $44.8 to Interest credited and other benefits to contract owners/policyholders, with a corresponding decrease in the Balance Sheets to Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners.

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

•
One significant assumption is the assumed return associated with the variable account performance, which historically had a greater impact on variable annuity than VUL products. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. Our practice assumes that near-term and long-term increases or decreases in equity markets revert to the long-term appreciation in equity markets. We monitor market events and only change the assumption when sustained deviations are expected. This methodology incorporates a 9% long-term equity return assumption, a 14% cap and a five-year look-forward period.

•
Another significant assumption used in the estimation of gross profits for certain products is mortality. We utilize a combination of actual and industry experience when setting our mortality assumptions, and are consistent with the assumptions used to calculate reserves for future policy benefits.

•
Assumptions related to interest rate spreads and credit losses also impact estimated gross profits for all applicable products with credited rates. These assumptions are based on the current investment portfolio yields and credit quality, estimated future crediting rates, capital markets and estimates of future interest rates and defaults.

•
Other significant assumptions include estimated policyholder behavior assumptions, such as surrender, lapse and annuitization rates. We use a combination of actual and industry experience when setting and updating our policyholder behavior assumptions and such assumptions require considerable judgment. Estimated gross profits for our variable annuity contracts are particularly sensitive to these assumptions.

We include the impact of the change in value of the embedded derivative associated with the FIA contracts in gross profits for purposes of determining DAC amortization. When performing loss recognition testing on the GMAB, GMWB and GMWBL contracts, we include the change in value of the associated embedded derivatives in gross profits.

Sensitivity

We perform sensitivity analyses to assess the impact that certain assumptions have on DAC, VOBA and DSI as well as certain reserves. The following table presents the estimated instantaneous net impact to Income (loss) before income taxes of various assumption changes on our DAC, VOBA and DSI balances and the impact on related reserves for future policy benefits and reinsurance. The effects presented are not representative of the aggregate impacts that could result if a combination of such changes to equity markets, interest rates and other assumptions occurred. (Assumptions regarding shifts in market factors may be overly simplistic and not indicative of actual market behavior in stress scenarios.)

December 31, 2013
Decrease in long-term rate of return assumption by 100 basis points	$6.0
A change to the long-term interest rate assumption of -50 basis points	(15.4)
A change to the long-term interest rate assumption of +50 basis points	10.6
An assumed increase in future mortality by 1%	(3.7)
A one-time, 10% decrease in equity market values(1)	216.7
(1)Excludes impact of derivative results ceded to SLDI under the combined coinsurance and coinsurance funds withheld agreement.

Valuation of Investments and Derivatives

Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities, short-term investments, other invested assets and derivative financial instruments. Fixed maturity and equity securities are primarily classified as available-for-sale and are carried at fair value. We enter into interest rate, equity market, credit default and currency contracts, including swaps, futures, forwards, caps, floors and options, to reduce and manage various risks associated with changes in value, yield, price, cash flow or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index or pool. We also utilize options and futures on equity indices to reduce and manage risks associated with our annuity products.

See "Item 8. Note 2. Investments" and "Item 8. Note 3. Derivative Financial Instruments" for further information.

Investments

We measure the fair value of our financial assets and liabilities based on assumptions used by market participants, which may include inherent risk, restrictions on the sale or use of an asset or nonperformance risk, including our own credit risk. The estimate of fair value is the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants ("exit price") in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability. We use a number of valuation sources to determine the fair values of our financial assets and liabilities, including quoted market prices, third-party commercial pricing services, third-party brokers and industry-standard, vendor-provided software that models the value based on market observable inputs and other internal modeling techniques based on projected cash flows.

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

When available, the estimated fair value of securities is based on quoted prices in active markets that are readily and regularly obtainable. When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flows, matrix pricing or other similar techniques. Inputs to these methodologies include, but are not limited to, market observable inputs such as benchmark yields, credit quality, issuer spreads, bids, offers and cash flow characteristics of the security. For privately placed bonds, we also consider such factors as the net worth of the borrower, value of the collateral, the capital structure of the borrower, the presence of guarantees and the borrower's ability to compete in its relevant market. Valuations are reviewed and validated monthly by an internal valuation committee using price variance reports, comparisons to internal pricing models, back testing of recent trades and monitoring of trading volumes, as appropriate.

The valuation of financial assets and liabilities involves considerable judgment, is subject to considerable variability, is established using management's best estimate and is revised as additional information becomes available. As such, changes in, or deviations from, the assumptions used in such valuations can significantly affect our results of operations. Financial markets are subject to significant movements in valuation and liquidity, which can impact our ability to liquidate and the selling price which can be realized for our securities.

Derivatives

Derivatives are carried at fair value, which is determined by using observable key financial data, such as yield curves, exchange rates, Standard & Poor's 500 Index ("S&P 500") prices, London Interbank Offered Rates ("LIBOR") and Overnight Index Swap Rates ("OIS") or through values established by third-party sources, such as brokers. Counterparty credit risk is considered and incorporated in our valuation process through counterparty credit rating requirements and monitoring of overall exposure. Our own credit risk is also considered and incorporated in our valuation process.

We have certain credit default swaps ("CDS") and options that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants.

We also have investments in certain fixed maturities and have issued certain annuity products that contain embedded derivatives whose fair value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets or credit ratings/spreads.

The fair values of these embedded derivatives are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. For additional information regarding the valuation of and significant assumptions associated with embedded derivatives associated with certain annuity contracts, see the "Reserves for Future Policy Benefits" section.

In addition, we have entered into a coinsurance with funds withheld reinsurance arrangement that contains an embedded derivative. The fair value of the embedded derivative is based on the change in the fair value of the underlying assets held in the trust using the valuation methods and assumptions described for our investments held.

The valuation of derivatives involves considerable judgment, is subject to considerable variability, is established using management's best estimate and is revised as additional information becomes available. As such, changes in, or deviations from, these assumptions used in such valuations can have a significant effect on the results of operations.

For additional information regarding the fair value of our investments and derivatives, see "Item 8. Note 4. Fair Value Measurements."

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

•
When determining the amount of the credit loss for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, we consider the estimated fair value as the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, we consider in the determination of recovery value the same considerations utilized in its overall impairment evaluation process, which incorporates available information and our best estimate of scenario-based outcomes regarding the specific security and issuer; possible corporate restructurings or asset sales by the issuer; the quality and amount of any credit enhancements; the security's position within the capital structure of the issuer; fundamentals of the industry and geographic area in which the security issuer operates and the overall macroeconomic conditions.

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

Impairment analysis of the investment portfolio involves considerable judgment, is subject to considerable variability, is established using management's best estimate and is revised as additional information becomes available. As such, changes in, or deviations from, the assumptions used in such analysis can have a significant effect on the results of operations.

For additional information regarding the evaluation process for impairments, see "Item 8. Note 2. Investments."

Income Taxes

The results of our operations are included in the consolidated tax return of ING U.S., Inc. Generally, our financial statements recognize the current and deferred income tax consequences that result from our activities during the current and preceding periods pursuant to the provisions of U.S. GAAP as if we were a separate taxpayer rather than a member of ING U.S., Inc.'s consolidated income tax return group with the exception of any net operating loss carryforwards and capital loss carryforwards, which are recorded pursuant to the tax sharing agreement. Our tax sharing agreement with ING U.S., Inc. states that for each taxable year prior to January 1, 2013 during which we are included in a consolidated federal income tax return with ING U.S., Inc., ING U.S., Inc. will pay to us an amount equal to the tax benefit of our net operating loss carryforwards and capital loss carryforwards generated in such year, without regard to whether such net operating loss carryforwards and capital loss carryforwards are actually utilized in the reduction of the consolidated federal income tax liability for any consolidated taxable year.

Effective January 1, 2013, we entered into a new tax sharing agreement with ING U.S., Inc. which provides that, for 2013 and subsequent years, ING U.S., Inc. will pay us for the tax benefits of ordinary and capital losses only in the event that the consolidated tax group actually uses the tax benefit of losses generated.

Valuation Allowances

We use certain assumptions and estimates in determining the income taxes payable or refundable to/from ING U.S., Inc. for the current year, the deferred income tax liabilities and assets for items recognized differently in our financial statements from amounts shown on our income tax returns and the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. We exercise considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are reevaluated on a periodic basis as regulatory and business factors change.

We evaluate and test the recoverability of deferred tax assets. Deferred tax assets represent the tax benefit of future deductible temporary differences and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary and, if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, we consider many factors, including:

•	The nature and character of the deferred tax assets and liabilities;

•	Taxable income in prior carryback years;

•	Projected future taxable income, exclusive of reversing temporary differences and carryforwards;

•	Projected future reversals of existing temporary differences;

•	The length of time carryforwards can be utilized;

•	Prudent and feasible tax planning strategies we would employ to avoid a tax benefit from expiring unused;

•	The nature, frequency and severity of cumulative U.S. GAAP losses in recent years; and

•	Tax rules that would impact the utilization of the deferred tax assets.

We recorded the following valuation allowances as of the dates indicated:

	December 31,
	2013	2012
Deferred tax assets	$423.9	$220.3

Tax Contingencies

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

Changes in Law

Certain changes or future events, such as changes in tax legislation, completion of tax audits, planning opportunities and expectations about future outcomes could have an impact on our estimates of valuation allowances, deferred taxes, tax provisions and effective tax rates.

Contingencies

A loss contingency is an existing condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. Examples of loss contingencies include pending or threatened adverse litigation, threat of expropriation of assets and actual or possible claims and assessments. Amounts related to loss contingencies involve considerable judgments and are accrued if it is probable that a loss has been incurred and the amount can be reasonably estimated. Reserves are established reflecting management's best estimate, reviewed on a quarterly basis and revised as additional information becomes available. When a loss contingency is reasonably possible, but not probable, disclosure is made of our best estimate of possible loss, or the range of possible loss, or a statement is made that such an estimate cannot be made.

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

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, see "Item 8. Note 1. Business, Basis of Presentation and Significant Accounting Policies."

Results of Operations

Overview

Products currently offered by us include immediate and deferred fixed annuities, designed to address individual customer needs for tax-advantaged savings, retirement needs and wealth-protection concerns and GICs sold primarily to institutional investors and corporate benefit plans.

We derive our revenue mainly from (a) fee income generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contract owners, (b) investment income earned on investments, (c) premiums, (d) realized capital gains (losses) on investments and product guarantees and (e) certain other management fees.  Fee income is primarily generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contract owners. Investment income earned on invested assets is mainly generated from annuity products with fixed investment options, GIC deposits and funding agreements.  Our expenses primarily consist of (a) interest credited and other benefits to contract owners/policyholders, (b) amortization of DAC, VOBA and sales inducements, (c) expenses related to the selling and servicing of the various products offered by us and (d) other general business expenses.

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

Our results of operations for the year ended December 31, 2013 primarily reflect a decrease in Interest credited and other benefits to contract owners/policyholders, partially offset by increases in Net amortization of DAC/VOBA and Total net realized capital losses.

	Year Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
	2013	2012
Revenues:
Net investment income	$1,267.2	$1,285.5	$(18.3)	(1.4)%
Fee income	839.7	810.9	28.8	3.6%
Premiums	436.3	459.0	(22.7)	(4.9)%
Net realized capital gains (losses):
Total other-than-temporary impairments	(12.1)	(27.9)	15.8	56.6%
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(1.8)	(9.4)	7.6	NM
Net other-than-temporary impairments recognized in earnings	(10.3)	(18.5)	8.2	44.3%
Other net realized capital gains (losses)	(2,205.5)	(1,355.6)	(849.9)	(62.7)%
Total net realized capital gains (losses)	(2,215.8)	(1,374.1)	(841.7)	(61.3)%
Other revenue	29.8	34.7	(4.9)	(14.1)%
Total revenues	357.2	1,216.0	(858.8)	(70.6)%
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	(1,855.4)	364.5	(2,219.9)	(6.1)%
Operating expenses	462.3	444.3	18.0	4.1%
Net amortization of deferred policy acquisition costs and value of business acquired	1,522.4	343.7	1,178.7	NM
Interest expense	28.2	30.9	(2.7)	(8.7)%
Other expense	31.1	27.3	3.8	13.9%
Total benefits and expenses	188.6	1,210.7	(1,022.1)	(84.4)%
Income (loss) before income taxes	168.6	5.3	163.3	NM
Income tax expense (benefit)	185.5	182.3	3.2	1.8%
Net income (loss)	$(16.9)	$(177.0)	$160.1	(90.5)%
NM - Not Meaningful

Revenues

Total revenues decreased $858.8 for the year ended December 31, 2013, primarily due to unfavorable changes in Total net realized capital losses.

Total net realized capital losses increased $841.7 from a loss of $1,374.1 to a loss of $2,215.8 primarily due to unfavorable net changes in variable annuity hedging derivatives and losses on sales of fixed maturities in the current period compared to gains in the prior period, partially offset by favorable changes in the fair value of embedded derivatives. Under the variable annuity and fixed indexed annuity hedge programs, changes in equity and interest markets during the year ended December 31, 2013 resulted in net losses of $3,071.1 on equity, interest and foreign exchange derivatives compared to net losses of $1,637.1 during the year ended December 31, 2012, an unfavorable change of $1,433.9. A portion of these derivative losses ($2,991.4 in the year ended December 31, 2013 and losses of $1,156.4 in the year ended December 31, 2012) were ceded to SLDI under the combined coinsurance and coinsurance funds withheld agreement and an offset is recorded in Interest credited and other benefits to contract owners/policyholders. Unfavorable net changes of $149.4 of realized gains/(losses) on fixed maturities primarily due to trading gains on corporate securities in the prior year compared to losses in the current year, as well as unfavorable net changes of $31.3 in the fair value of fixed maturities using fair value option also contributed to the variance. Partially offsetting these variances were favorable net changes of $758.8 in the fair value of embedded derivatives on variable annuity and fixed indexed annuity product guarantees (from a gain of $202.9 in the year ended December 31, 2012 to a gain of $961.7 in the year ended December 31, 2013).

Benefits and Expenses

Total benefits and expenses decreased $1,022.1 from $1,210.7 to $188.6 for the year ended December 31, 2013 primarily due to a decrease in Interest credited and other benefits to contract owners/policyholders, partially offset by an increase in Net amortization of DAC/VOBA.

Interest credited and other benefits to contract owners/policyholders changed $(2,219.9) from $364.5 to $(1,855.4) primarily due to the change in the amount of equity and interest rate derivative gains/losses transferred under the combined coinsurance and coinsurance funds withheld agreement with SLDI (the corresponding offsetting amount is reported in Total net realized capital gains (losses)) and the change in the embedded derivative on the two coinsurance funds withheld arrangements.

Net amortization of DAC and VOBA increased $1,178.7 from $343.7 to $1,522.4 primarily due to higher amortization due to higher actual gross profits in the current year compared to the prior year. An increase in amortization of $306.0 resulting from loss recognition on DAC/VOBA in the first quarter of 2013 also contributed to the change (see "Critical Accounting Judgments and Estimates"). Partially offsetting this variance is favorable DAC unlocking mainly as a result of prospective assumption changes in the current year.

Income Taxes

Income tax expense (benefit) increased $3.2 from $182.3 to $185.5 due to an increase in income before taxes, partially offset by a lower increase in the valuation allowance and an increase in the dividends received deduction.

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Our results of operations for the year ended December 31, 2012, and changes therein, primarily reflect higher Total net realized capital losses, lower Net investment income, lower Fee income and higher Net amortization of DAC/VOBA. These unfavorable items were partially offset by lower Interest credited and other benefits to contract owners/policyholders.

	Year Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
	2012	2011
Revenues:
Net investment income	$1,285.5	$1,409.3	$(123.8)	(8.8)%
Fee income	810.9	871.5	(60.6)	(7.0)%
Premiums	459.0	456.2	2.8	0.6%
Net realized capital gains (losses):
Total other-than-temporary impairments	(27.9)	(201.5)	173.6	86.2%
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(9.4)	(21.1)	11.7	55.5%
Net other-than-temporary impairments recognized in earnings	(18.5)	(180.4)	161.9	89.7%
Other net realized capital gains (losses)	(1,355.6)	(776.6)	(579.0)	(74.6)%
Total net realized capital gains (losses)	(1,374.1)	(957.0)	(417.1)	(43.6)%
Other revenue	34.7	54.2	(19.5)	(36.0)%
Total revenues	1,216.0	1,834.2	(618.2)	(33.7)%
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	364.5	2,227.1	(1,862.6)	(83.6)%
Operating expenses	444.3	447.3	(3.0)	(0.7)%
Net amortization of deferred policy acquisition costs and value of business acquired	343.7	(904.4)	1,248.1	NM
Interest expense	30.9	31.7	(0.8)	(2.5)%
Other expense	27.3	11.7	15.6	NM
Total benefits and expenses	1,210.7	1,813.4	(602.7)	(33.2)%
Income (loss) before income taxes	5.3	20.8	(15.5)	(74.5)%
Income tax expense (benefit)	182.3	(131.3)	313.6	NM
Net income (loss)	$(177.0)	$152.1	$(329.1)	NM
NM - Not Meaningful

Revenues

Total revenues decreased $618.2 for the year ended December 31, 2012, primarily due to higher Total net realized capital losses, lower Net investment income and lower Fee income.

Net investment income decreased $123.8 from $1,409.3 to $1,285.5 primarily due to lower general account assets. General account assets decreased due to lapses in multi-year guaranteed annuities ("MYGAs"). Certain MYGAs, mostly sold in 2002, reached the end of their current guarantee period in 2012. Most of these MYGAs have high crediting rates and the supporting assets generate returns below the targets set when the contracts were issued, negatively impacting returns in net investment income. The high lapse rate was expected as renewal crediting rates offered are lower than the crediting rates during the initial term. Net investment income also decreased due to the loss recorded on the sale of certain alternative investments compared to positive income on these assets in 2011.

Fee income decreased $60.6 from $871.5 to $810.9 mainly due to a decrease in average variable AUM, driven by the continued run-off of our variable annuity business.

Total net realized capital losses increased $417.1from a loss of $957.0 to a loss of $1,374.1 primarily due to net losses in variable annuity and fixed indexed annuity hedging derivatives, partially offset by gains in the fair values of embedded derivative on product guarantees, and gains on other derivatives (primarily due to changes in the interest rate environment). Under the variable annuity and fixed indexed annuity hedge programs, changes in equity and interest markets during the year ended December 31, 2012 resulted in net losses of $1,637.1 on interest, equity and foreign exchange derivatives compared to net gains of $852.5 during 2011, a net change of $(2,489.6). Derivative losses of $1,156.4 in 2012 and derivative gains of $1,076.2 in 2011 were ceded to SLDI under the combined coinsurance and coinsurance funds withheld agreement, and an offset is recorded in Interest credited and other benefits to contract owners/policyholders. Partially offsetting these negative variances were favorable changes of $1,902.0 in the fair value of embedded derivatives on variable annuity and fixed indexed annuity product guarantees (from a loss of $1,699.1 in 2011 to a gain of $202.9 in 2012) and lower impairments of $161.9.

Benefits and Expenses

Total benefits and expenses decreased $602.7 from $1,813.4 to $1,210.7 for the year ended December 31, 2012 primarily due to a favorable variance in Interest credited and other benefits to contract owners, partially offset by higher Net amortization of DAC/VOBA.

Interest credited and other benefits to contract owners/policyholders decreased $1,862.6 from $2,227.1 to $364.5 primarily due to the change in the amount of equity and interest rate derivative gains/losses transferred under the combined coinsurance and coinsurance funds withheld agreement with SLDI (the corresponding offsetting amount is reported in Total net realized capital gains/(losses)), the change in the embedded derivative on the two coinsurance funds withheld arrangements, partially offset by amortization of sales inducements.

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

Segmented portfolios are established for groups of products with similar liability characteristics. Our investment portfolio consists largely of high quality fixed maturities and short-term investments, investments in commercial mortgage loans, alternative investments and other instruments, including a small amount of equity holdings. Fixed maturities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, Other ABS, and traditional Mortgage-backed securities ("MBS").

We use derivatives for hedging purposes to reduce our exposure to the cash flow variability of assets and liabilities, interest rate risk, credit risk and market risk. In addition, we use credit derivatives to replicate exposure to individual securities or pools of securities as a means of achieving credit exposure similar to bonds of the underlying issuer(s) more efficiently.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	December 31,
	2013		2012
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$21,105.9	79.7%	$20,586.6	71.1%
Fixed maturities, at fair value using the fair value option	385.0	1.5%	326.7	1.1%
Equity securities, available-for-sale	6.1	—%	29.8	0.1%
Short-term investments(1)	567.0	2.1%	2,686.6	9.3%
Mortgage loans on real estate	2,837.3	10.7%	2,835.0	9.8%
Policy loans	94.9	0.4%	101.8	0.4%
Limited partnerships/corporations	133.2	0.5%	166.9	0.6%
Derivatives	342.4	1.3%	1,381.3	4.8%
Other investments	56.2	0.2%	80.7	0.3%
Securities pledged(2)	959.2	3.6%	714.0	2.5%
Total investments	$26,487.2	100.0%	$28,909.4	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.
(2) See "Management's Narrative Analysis of the Results of Operations and Financial Condition-Liquidity and Capital Resources" for information regarding securities pledged.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	December 31, 2013
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$1,880.9	8.7%	$1,856.8	8.3%
U.S. Government agencies and authorities	102.5	0.5%	102.3	0.5%
State, municipalities and political subdivisions	50.1	0.2%	51.3	0.2%
U.S. corporate securities	10,292.8	47.7%	10,637.1	47.4%
Foreign securities(1)	5,158.3	23.9%	5,394.7	24.0%
Residential mortgage-backed securities	2,103.3	9.7%	2,252.1	10.0%
Commercial mortgage-backed securities	1,471.3	6.8%	1,615.3	7.2%
Other asset-backed securities	534.5	2.5%	540.5	2.4%
Total fixed maturities, including securities pledged	$21,593.7	100.0%	$22,450.1	100.0%
(1) Primarily U.S. dollar denominated.
	December 31, 2012
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$1,218.9	6.2%	$1,311.5	6.1%
U.S. Government agencies and authorities	19.3	0.1%	23.7	0.1%
State, municipalities and political subdivisions	80.1	0.4%	90.0	0.4%
U.S. corporate securities	9,511.8	48.6%	10,537.5	48.7%
Foreign securities(1)	4,877.8	24.9%	5,366.6	24.8%
Residential mortgage-backed securities	1,617.1	8.3%	1,853.7	8.6%
Commercial mortgage-backed securities	1,565.4	8.0%	1,763.6	8.2%
Other asset-backed securities	681.6	3.5%	680.7	3.1%
Total fixed maturities, including securities pledged	$19,572.0	100.0%	$21,627.3	100.0%
(1) Primarily U.S. dollar denominated.

As of December 31, 2013, the average duration of our fixed maturities portfolio, including securities pledged, was between 5 and 6 years.

Fixed Maturities Credit Quality - Ratings

The Securities Valuation Office ("SVO") of the NAIC evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called "NAIC designations." An internally developed rating is used as permitted by the NAIC if no rating is available. These designations are generally similar to the credit quality designations of the NAIC acceptable rating organizations ("ARO") for marketable fixed maturity securities, called rating agency designations except for certain structured securities as described below. NAIC designations of "1," highest quality and "2," high quality, include fixed maturity securities generally considered investment grade by such rating organizations. NAIC designations 3 through 6 include fixed maturity securities generally considered below investment grade by such rating organizations.

The NAIC adopted revised designation methodologies for non-agency RMBS, including RMBS backed by subprime mortgage loans reported within ABS and for CMBS. The NAIC's objective with the revised designation methodologies for these structured securities was to increase the accuracy in assessing expected losses and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The NAIC designations for structured securities, including subprime and Alt-A RMBS, are based upon a comparison of the bond's amortized cost to the NAIC's loss expectation for each security. Securities where modeling results in no expected loss in all scenarios are considered to have the highest designation of NAIC 1.

A large percentage of our RMBS securities carry a NAIC 1 designation while the ARO rating indicates below investment grade. This is primarily due to the credit and intent impairments recorded by us that reduced the amortized cost on these securities to a level resulting in no expected loss in all scenarios, which corresponds to a NAIC 1 designation. The revised methodology reduces regulatory reliance on rating agencies and allows for greater regulatory input into the assumptions used to estimate expected losses from such structured securities. In the tables below, we present the rating of structured securities based on ratings from the revised NAIC rating methodologies described above (which may not correspond to rating agency designations). All NAIC designations (e.g., NAIC 1-6) are based on the revised NAIC methodologies.

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

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of December 31, 2013 and 2012, the average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

•	when three ratings are received, then the middle rating is applied;

•	when two ratings are received, then the lower rating is applied;

•	when a single rating is received, then the ARO rating is applied; and

•	when ratings are unavailable, then an internal rating is applied.

Total fixed maturities by NAIC designation category, including securities pledged, were as follows as of the dates indicated:

	December 31, 2013
NAIC Designation	Amortized Cost	% of Total	Fair Value	% of Total
1	$12,394.7	57.4%	$12,811.1	57.1%
2	8,387.3	38.8%	8,762.0	39.0%
3	672.2	3.1%	707.0	3.1%
4	85.3	0.4%	88.6	0.4%
5	23.0	0.1%	28.2	0.1%
6	31.2	0.2%	53.2	0.3%
Total	$21,593.7	100.0%	$22,450.1	100.0%

	December 31, 2012
NAIC Designation	Amortized Cost	% of Total	Fair Value	% of Total
1	$10,615.6	54.1%	$11,753.1	54.3%
2	7,899.0	40.4%	8,752.2	40.5%
3	719.6	3.7%	755.0	3.5%
4	205.9	1.1%	196.6	0.9%
5	91.9	0.5%	103.1	0.5%
6	40.0	0.2%	67.3	0.3%
Total	$19,572.0	100.0%	$21,627.3	100.0%

Total fixed maturities by ARO quality rating category, including securities pledged, were as follows as of the dates indicated:

	December 31, 2013
ARO Ratings	Amortized Cost	% of Total	Fair Value	% of Total
AAA	$5,082.6	23.5%	$5,212.3	23.2%
AA	1,492.5	6.9%	1,536.1	6.8%
A	5,423.7	25.1%	5,603.5	25.0%
BBB	8,362.8	38.7%	8,742.5	38.9%
BB	745.8	3.5%	802.9	3.6%
B and below	486.3	2.3%	552.8	2.5%
Total	$21,593.7	100.0%	$22,450.1	100.0%

	December 31, 2012
ARO Ratings	Amortized Cost	% of Total	Fair Value	% of Total
AAA	$3,810.7	19.5%	$4,213.3	19.5%
AA	1,355.4	6.9%	1,488.1	6.9%
A	5,202.2	26.6%	5,767.0	26.7%
BBB	7,867.9	40.2%	8,718.8	40.3%
BB	675.8	3.5%	733.4	3.4%
B and below	660.0	3.3%	706.7	3.2%
Total	$19,572.0	100.0%	$21,627.3	100.0%

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, increased $229.1 from $94.3 to $323.4 as of December 31, 2013. The increase in gross unrealized losses was primarily due to increasing interest rates. Gross unrealized losses on fixed maturities, including securities pledged, decreased $204.7 from $299.0 to $94.3 as of December 31, 2012. The decrease in gross unrealized losses was primarily due to improving market conditions within Other ABS and CMBS in addition to decreasing interest rates and tightening credit spreads.

As of December 31, 2013, we had one fixed maturity with an unrealized capital loss in excess of $10.0. The unrealized capital losses on this fixed maturity equaled 3.1% of the total unrealized losses. As of December 31, 2012, we did not have any fixed maturities with an unrealized capital loss in excess of $10.0. See "Item 8. Note 2. Investments" for further information on unrealized capital losses.

Subprime and Alt-A Mortgage Exposure

The performance of pre-2008 vintage subprime and Alt-A mortgage collateral has exhibited sustained signs of recovery, after struggling through a multiyear correction in nationwide home values. While collateral losses continue to be realized, serious delinquencies and other measures of performance, like prepayments and severities, have displayed sustained periods of improvement.  Reflecting these fundamental improvements, related bond prices and sector liquidity increased substantially since the credit crisis.  Despite these improvements, the sector remains susceptible to various market risks.  For example, in the third quarter of 2013, the upward momentum in bond prices and market liquidity was disrupted, at least in part, by the pick-up in interest rate volatility.  As this volatility dissipated, prices and liquidity recovered into the end of the year, supported by strength in the US economy and, more specifically, the housing market.  In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" section above. As of December 31, 2013, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $178.1, $180.0 and $12.9, respectively, representing 0.8% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2012, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $194.0, $207.9 and $23.5, respectively, representing 0.9% of total fixed maturities, including securities pledged, based on fair value.

The following tables summarize our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
December 31, 2013
	1	69.2%	AAA	—%	2007	11.5%
	2	15.7%	AA	0.8%	2006	6.6%
	3	7.9%	A	12.0%	2005 and prior	81.9%
	4	3.7%	BBB	11.0%		100.0%
	5	2.5%	BB and below	76.2%
	6	1.0%		100.0%
		100.0%
December 31, 2012
	1	67.1%	AAA	—%	2007	13.2%
	2	3.1%	AA	4.0%	2006	6.2%
	3	14.2%	A	9.1%	2005 and prior	80.6%
	4	13.5%	BBB	8.5%		100.0%
	5	1.0%	BB and below	78.4%
	6	1.1%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" section above. As of December 31, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $120.4, $111.3 and $3.4, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2012, the fair value, amortized cost, and gross unrealized losses related to our exposure to Alt-A RMBS totaled $133.6, $139.9 and $21.7, respectively, representing 0.6% of total fixed maturities, including securities pledged, based on fair value.

The following tables summarize our exposure to Alt-A RMBS by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
December 31, 2013
	1	89.7%	AAA	—%	2007	33.7%
	2	4.4%	AA	—%	2006	19.9%
	3	4.0%	A	1.0%	2005 and prior	46.4%
	4	1.9%	BBB	2.9%		100.0%
	5	—%	BB and below	96.1%
	6	—%		100.0%
		100.0%
December 31, 2012
	1	36.3%	AAA	0.2%	2007	31.4%
	2	10.9%	AA	0.8%	2006	19.4%
	3	15.7%	A	0.6%	2005 and prior	49.2%
	4	30.4%	BBB	2.6%		100.0%
	5	5.7%	BB and below	95.8%
	6	1.0%		100.0%
		100.0%

The positive fundamental collateral performance experienced in 2013, driven by the strong and ongoing housing recovery, has led to favorable ratings migrations from December 31, 2012 to December 31, 2013.

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and, for most of 2013, the percentage of delinquent loans has declined.  Other performance metrics like vacancies, property values and rent levels have also shown improvements, although these metrics differ by dimensions such as geographic location and property type.  These improvements have been helped by some of the same macro-economic factors that are discussed in regards to our subprime and alt-a mortgage exposure.  In addition, a robust environment for property refinancing has been supportive of improving credit performance metrics.  The new issue market for CMBS has been a primary contributor to the refinance environment.  It has continued its recovery from the credit crisis with higher total new issuances in 2013, the fifth straight year of higher new issuances. Total new issuance volume in 2013 was at its highest level since 2007.

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

The following tables summarize our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Designation		ARO Ratings		Vintage
December 31, 2013
	1	99.3%	AAA	46.0%	2013	4.1%
	2	—%	AA	25.0%	2012	—%
	3	0.4%	A	9.8%	2011	—%
	4	0.3%	BBB	6.8%	2010	—%
	5	—%	BB and below	12.4%	2009	—%
	6	—%		100.0%	2008	0.7%
		100.0%			2007 and prior	95.2%
						100.0%
December 31, 2012
	1	97.5%	AAA	47.6%	2012	—%
	2	1.8%	AA	25.4%	2011	—%
	3	0.4%	A	10.1%	2010	—%
	4	0.3%	BBB	7.3%	2009	—%
	5	—%	BB and below	9.6%	2008	0.6%
	6	—%		100.0%	2007	28.8%
		100.0%			2006 and prior	70.6%
						100.0%

As of December 31, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, totaled $367.3, $357.1 and $0.3, respectively. As of December 31, 2012, the fair value and amortized cost related to our exposure to Other ABS, excluding subprime exposure, totaled $491.9 and $476.1, respectively. As of December 31, 2012, we did not have any gross unrealized losses related to Other ABS, excluding subprime exposure.

As of December 31, 2013, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations ("CLO") and automobile receivables, comprising 28.6%, 4.7% and 42.4%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2012, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated CLO and automobile receivables, comprising 29.2%, 11.2% and 36.6%, respectively, of total Other ABS, excluding subprime exposure.

The following tables summarize our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Designation		ARO Ratings		Vintage
December 31, 2013
	1	98.9%	AAA	93.9%	2013	11.7%
	2	0.8%	AA	2.4%	2012	25.3%
	3	—%	A	2.6%	2011	7.7%
	4	—%	BBB	0.8%	2010	2.3%
	5	—%	BB and below	0.3%	2009	7.7%
	6	0.3%		100.0%	2008	1.1%
		100.0%			2007 and prior	44.2%
						100.0%
December 31, 2012
	1	97.0%	AAA	92.5%	2012	18.0%
	2	2.2%	AA	1.0%	2011	17.1%
	3	—%	A	3.5%	2010	4.6%
	4	—%	BBB	2.2%	2009	6.0%
	5	—%	BB and below	0.8%	2008	3.1%
	6	0.8%		100.0%	2007	14.7%
		100.0%			2006 and prior	36.5%
						100.0%

Troubled Debt Restructuring

Although our portfolio of commercial mortgage loans and private placements is high quality, a small number of these contracts have been granted modifications, certain of which are considered to be troubled debt restructurings. As of December 31, 2013, there were 20 troubled debt restructurings in the commercial loan portfolio with a carrying value of $23.4, representing less than 1.0% of our total commercial mortgage loan portfolio. Twenty of the commercial loan troubled debt restructurings consist of a portfolio of cross-defaulted, cross-collateralized individual loans owned by the same sponsor and are comprised of industrial properties. See "Item 8. Note 2. Investments" for further information on troubled debt restructuring.

As of December 31, 2013 and 2012, we did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

As of December 31, 2013, our mortgage loans on real estate portfolio had a weighted average DSC of 2.0 times, and a weighted average LTV ratio of 59.3%. See "Item 8. Note 2. Investments" for further information on mortgage loans on real estate.

Other-Than-Temporary Impairments

We evaluate available-for-sale fixed maturities and equity securities for impairment on a regular basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value. See "Item 8. Note 1. Business, Basis of Presentation and Significant Accounting Policies" for a policy used to evaluate whether the investments are other-than-temporarily impaired.

During the year ended December 31, 2013, we recorded $6.4 of credit related OTTI of which the primary contributor being $3.2 of write-downs recorded in the RMBS sector on securities collateralized by Alt-A residential mortgages. See "Item 8. Note 2. Investments" for further information on OTTI.

Sale of Certain Alternative Investments

On June 4, 2012, we entered into an agreement to sell certain general account private equity limited partnership investment interest holdings with a carrying value of $146.1 as of March 31, 2012. These assets were sold to a group of private equity funds that are managed by Pomona Management LLC, our affiliate. The transaction resulted in a net pre-tax loss of $16.9 in the second quarter of 2012 reported in Net investment income on the Statements of Operations. The transaction closed in two tranches with the first tranche closed on June 29, 2012 and the second tranche closed on October 29, 2012. Consideration received included $8.2 of promissory notes due in two equal installments at December 13, 2013 and 2014. In connection with these promissory notes, ING U.S., Inc. unconditionally guarantees payment of the notes in the event of any default of payments due. No additional loss was incurred on the second tranche since the fair value of the alternative investments was reduced to the agreed-upon sale price as of June 30, 2012.

We sold these assets in order to reduce our exposure to alternative investments as part of our ordinary course portfolio management. The transaction reduced certain rating agency required capital levels, in light of the high capital charge associated with the asset class and improved liquidity.

European Exposures

We closely monitor our exposures to European sovereign debt in general, with a primary focus on the sovereign debt of Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe"), as these countries have applied for support from the European Financial Stability Facility or received support from the European Central Bank via government bond purchases in the secondary market.

The financial turmoil in Europe continues to be a potential threat to global capital markets and remains a challenge to global financial stability. Additionally, the possibility of capital market volatility spreading through a highly integrated and interdependent banking system remains. Despite signs of continued improvement in the region, it is our view that the risk among European sovereigns and financial institutions still warrants scrutiny, in addition to our customary surveillance and risk monitoring, given how highly correlated these sectors of the region have become.

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

As of December 31, 2013, we had $298.8 of exposure to peripheral Europe, which consists of a broadly diversified portfolio of credit-related investments solely in the industrial and utility sectors. We did not have any fixed maturity and equity securities exposure to European sovereigns or financial institutions based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Ireland of $116.0, Italy of $78.6 and Spain of $104.2. We did not have any exposure to Greece or Portugal. As of December 31, 2013, we did not have any exposure to derivative assets within the financial institutions in peripheral Europe. For purposes of calculating the derivative assets exposure, we had aggregated exposure to single name and portfolio product CDS, as well as all non-CDS derivative exposure for which we either had counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $2,332.5 of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of December 31, 2013, our sovereign exposure was $95.5, which consists of fixed maturity and equity securities. We also had $262.5 in net exposure to non-peripheral financial institutions with a concentration in France of $58.3, Switzerland of $23.6 and the United Kingdom of $75.5. The balance of $1,974.5 was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration to The Netherlands of $375.7 and the United Kingdom of $840.9, we had significant non-peripheral European total country exposures to France of $268.5, Germany of $219.6 and Switzerland of $161.6. We place additional scrutiny on our financial exposure in the United Kingdom, France and Switzerland given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, should the European crisis worsen or fail to be resolved.

The following table represents our European exposures at fair value and amortized cost as of December 31, 2013.

	Fixed Maturity and Equity Securities					Loan and Receivables Sovereign (Amortized Cost)	Derivative Assets					Net Non-U.S. Funded(1)
	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)		Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin & Collateral	Total, (Fair Value)
Ireland	$—	$—	$115.6	$115.6	$109.9	$—	$—	$—	$0.4	$—	$0.4	$116.0
Italy	—	—	78.6	78.6	74.4	—	—	—	—	—	—	78.6
Spain	—	—	104.2	104.2	97.7	—	—	—	—	—	—	104.2
Total Peripheral Europe	—	—	298.4	298.4	282.0	—	—	—	0.4	—	0.4	298.8

France	—	50.7	210.2	260.9	243.9	—	—	15.8	—	8.2	7.6	268.5
Germany	—	7.5	212.1	219.6	211.5	—	—	—	—	—	—	219.6
Netherlands	—	79.9	295.8	375.7	350.6	—	—	—	—	—	—	375.7
Norway	—	0.6	122.8	123.4	119.1	—	—	—	—	—	—	123.4
Switzerland	—	21.5	137.6	159.1	148.8	—	—	2.1	0.4	—	2.5	161.6
United Kingdom	—	75.5	765.4	840.9	803.5	—	—	—	—	—	—	840.9
Other non-peripheral(2)	95.5	17.1	230.2	342.8	322.9	—	—	—	—	—	—	342.8
Total Non-Peripheral Europe	95.5	252.8	1,974.1	2,322.4	2,200.3	—	—	17.9	0.4	8.2	10.1	2,332.5
Total	$95.5	$252.8	$2,272.5	$2,620.8	$2,482.3	$—	$—	$17.9	$0.8	$8.2	$10.5	$2,631.3
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

Liquidity Management

Our principal available sources of liquidity are annuity product charges, GICs, funding agreements and fixed annuity deposits, investment income, proceeds from the maturity and sale of investments, proceeds from debt issuance and borrowing facilities, repurchase agreements, securities lending, reinsurance and capital contributions.  Primary uses of these funds are payments of commissions and operating expenses, interest and premium credits, payments under guaranteed death and living benefits, investment purchases, repayment of debt and contract maturities, withdrawals and surrenders.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business.  We maintain the following agreements:

•
A reciprocal loan agreement with ING U.S., Inc. an affiliate, whereby either party can borrow from the other up to 3.0% of our statutory net admitted assets, excluding Separate Accounts, as of the preceding December 31. As of December 31, 2013 and 2012, we did not have any outstanding receivable with ING U.S., Inc. under the reciprocal loan agreement. During the second quarter of 2012, ING U.S., Inc. repaid the then outstanding receivable due under the reciprocal loan agreement from the proceeds of its $5.0 billion Senior Unsecured Credit Facility which was entered into on April 20, 2012. We and ING U.S., Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either the Company or ING U.S., Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 50.9% of our assets in marketable securities.  These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and CMO and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral.  Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs.  At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of December 31, 2013, we had securities lending obligations of $132.4, which represents approximately 0.2% of our general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the year ended December 31, 2013, following receipt of required approval from the Division and consummation of the IPO of ING U.S., Inc., we paid an extraordinary return of capital distribution of $230.0 to our Parent. During the year ended December 31, 2012, following receipt of required approval from the Division, we paid an extraordinary return of capital distribution of $250.0 to our Parent. During the year ended December 31, 2011, we did not pay a dividend or return of capital distribution to our Parent.

During the years ended December 31, 2013 and 2012, we did not receive any capital contributions from our Parent. During the year ended December 31, 2011, we received capital contributions of $44.0 from our Parent.

On May 8, 2013, we reset, on a one-time basis, our negative unassigned funds account as of December 31, 2012 (as reported in our 2012 statutory annual statement) to zero (with an offsetting reduction in gross paid-in capital and contributed surplus). The reset was made pursuant to a permitted practice in accordance with statutory accounting practices granted by the Division. This permitted practice had no impact on total capital and surplus and was reflected in our second quarter 2013 statutory financial statements.

Back-up Facility

On January 26, 2009, ING, for itself and on behalf of certain subsidiaries, including us, reached an agreement with the Dutch State on an Illiquid Asset Back-up Facility (the "Alt-A Back-up Facility") regarding Alt-A RMBS owned by certain subsidiaries of ING U.S., Inc., including us. Pursuant to this transaction, we transferred all risks and rewards on 80% of a $1.6 billion par Alt-A RMBS portfolio to ING Support Holding B.V. ("ING Support Holding"), a wholly owned subsidiary of ING Group by means of the granting of a participation interest to ING Support Holding. ING and ING Support Holding entered into a back-to-back arrangement with the Dutch State on this 80%. As a result of this transaction, we retained 20% of the exposure for any results on the $1.6 billion Alt-A RMBS portfolio.

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

On November 13, 2012, ING, all participating ING U.S., Inc. subsidiaries, including us, ING Support Holding and ING Bank N.V. ("ING Bank") entered into restructuring arrangements with the Dutch State, which closed the following day (the "Termination Agreement"). Pursuant to the restructuring transaction, we sold the Dutch State Obligation to ING Support Holding at fair value and transferred legal title to 80% of the securities subject to the Alt-A Back-up Facility to ING Bank. The restructuring resulted in an immaterial pre-tax loss. Following the restructuring transaction, we continued to own 20% of the Alt-A RMBS and had the right to sell these securities, subject to a right of first refusal granted to ING Bank. Effective March 14, 2014, the right of first refusal granted to ING Bank was terminated and we may freely dispose of these securities.

Collateral

Under the terms of our Over-The-Counter ("OTC") Derivative International Swaps and Derivatives Association, Inc. ("ISDA ") agreements, we may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for us to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by us are the source of noncash collateral posted, which is reported in Securities pledged on the Balance Sheets. As of December 31, 2013, we held $35.2 and $12.3 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2012, we held $766.7 of net cash collateral related to OTC derivative contracts. In addition, as of December 31, 2013 and 2012, we delivered securities as collateral of $830.7 and $579.3, respectively.

Reinsurance Agreements

Reinsurance Ceded

Waiver of Premium — Coinsurance Funds Withheld

Effective October 1, 2010, we entered into a coinsurance funds withheld agreement with an affiliate, SLDI. Under the terms of the agreement, we ceded to SLDI 100% of the group life waiver of premium liability (except for groups covered under rate credit agreements) assumed from ReliaStar Life Insurance Company ("RLI"), an affiliate, related to the Group Annual Term Coinsurance Funds Withheld agreement between us and RLI described under "-Reinsurance Assumed" below.

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

As of December 31, 2013 and 2012, the value of the funds withheld liability under this agreement was $190.9 and $191.4, respectively, which is included in Funds held under reinsurance treaties with affiliates on the Balance Sheets. In addition, as of December 31, 2013 and 2012, we had an embedded derivative under this agreement with a value of $(3.3) and $7.7, respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Balance Sheets.

Guaranteed Living Benefit — Coinsurance and Coinsurance Funds Withheld

Effective June 30, 2008, we entered into an automatic reinsurance agreement with an affiliate, SLDI, covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts issued by us on or after January 1, 2000.

Also effective June 30, 2008, we entered into a services agreement with SLDI, under which we provide certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement. For the years ended December 31, 2013, 2012 and 2011, revenue related to the agreement was $12.3, $12.0 and $12.4, respectively.

Effective July 1, 2009, the reinsurance agreement was amended and restated to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to us and we deposited those assets into a funds withheld trust account. As of December 31, 2013, the assets on deposit in the trust account were $3.5 billion. We also established a corresponding funds withheld liability to SLDI, which is included in Funds held under reinsurance treaties with affiliates on the Balance Sheets. Funds held under reinsurance treaties with affiliates had a balance of $3.6 billion, as of December 31, 2013 and 2012. In addition, as of December 31, 2013 and 2012, we had an embedded derivative with a value of $(34.7) and $293.6, respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Balance Sheets.

Also effective July 1, 2009, we and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account. SLDI has retained its affiliate, ING Investment Management LLC, as subadvisor for the funds withheld account.

Effective October 1, 2011, we and SLDI entered into an amended and restated automatic reinsurance agreement in order to provide more flexibility to us and SLDI with respect to the collateralization of the reserves related to the variable annuity guaranteed living benefits reinsured under the agreement.

As of December 31, 2013 and 2012, reserves ceded by us under this agreement were $2.1 billion. In addition, a deferred loss in the amount of $315.7 and $343.9 as of December 31, 2013 and 2012, respectively, is included in Other assets on the Balance Sheets and is amortized over the period of benefit.

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

The coinsurance agreement is accounted for using the deposit method. As such, $2.7 billion of Deposit receivable from affiliate was established on the Balance Sheets. As of December 31, 2013 and 2012, the receivable was $747.2 and $901.7, respectively, and is adjusted over the life of the agreement based on cash settlements and the experience of the contracts, as well as for amortization of the ceding commission. We incurred amortization expense of the negative ceding commission of $4.8, $10.8 and $7.2, for the years ended December 31, 2013, 2012 and 2011, respectively, which is recorded in Other expenses in the Statements of Operations.

Universal Life - Coinsurance

Effective January 1, 2000, we entered into a 100% coinsurance agreement with our affiliate, SLD, covering certain universal life policies which had been issued and in force as of, as well as any such policies issued after, the effective date of the agreement. As of December 31, 2013 and 2012, reserves ceded by us under this agreement were $19.4 and $19.3, respectively.

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

GIC reserves ceded by us under this agreement were $227.2 and $505.6 as of December 31, 2013 and 2012, respectively.

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

The stop-loss agreement is accounted for using the deposit method. A fee receivable from affiliate of $0.3 and $0.9 as of December 31, 2013 and 2012, respectively, is included in Other liabilities on the Balance Sheets. The fee is accrued and subsequently settled in cash each quarterly accounting period.

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

The stop-loss agreements are accounted for using the deposit method. A fee receivable from affiliate of $0.8 and $0.9 as of December 31, 2013 and 2012, respectively, is included in Other liabilities on the Balance Sheets. The fee is accrued and subsequently settled in cash each quarterly accounting period.

Group Annual Term - Coinsurance Funds Withheld

Effective December 31, 2008, we entered into a coinsurance funds withheld agreement with RLI for an indefinite duration. Under the terms of the agreement, we assumed 100% quota share of RLI's net retained liability under certain Employee Benefits Group Annual Term policies, including disability waiver of premium.

The initial premium of $219.9 was equal to the aggregate reserve assumed by us. Thereafter, premiums are equal to the total earned gross premiums collected by RLI from policyholders. RLI will retain all reinsurance premiums payable to us as funds withheld, as security for ceded liabilities and against which ceded losses will be offset. Monthly, we will receive or pay a net settlement. This agreement was amended and restated October 1, 2010 to better reflect the current investment environment and to modify the treatment of claims under certain policies under which claims are not paid in the form of a single lump sum; the underlying terms described above remained unchanged. (Please see also description of "Waiver of Premium Coinsurance Funds Withheld" agreement between us and SLDI under "-Reinsurance Ceded" above). As of December 31, 2013 and 2012, reserves assumed by us under this agreement were $454.7 and $456.4, respectively.

As of December 31, 2013 and 2012, the value of the funds withheld by ceding companies under this agreement was $488.6 and $486.4, respectively, which is included in Deposit and reinsurance recoverable on the Balance Sheets. In addition, as of December 31, 2013 and 2012, the Company had an embedded derivative under this agreement with a value of $(8.4) and $19.6, respectively.

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

Separate account assets supporting variable options under variable annuity contracts are invested, as designated by the contract owner or participant (who bears the investment risk subject, in limited cases, to certain minimum guaranteed rates) under a contract, in shares of mutual funds that are managed by us or our affiliates, or in other selected mutual funds not managed by us or our affiliates.

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

Company	A.M. Best	Fitch	Moody's	S&P
ING USA Annuity & Life Insurance
Financial Strength Rating	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A- (3 of 9)
Short-term Issuer Credit Rating	NR	NR	P-2 (2 of 4)	A-2 (2 of 8)

Rating Agency	Financial Strength Rating Scale
A.M. Best(1)	"A++" to "S"
Fitch(2)	"AAA" to "C"
Moody's(3)	"Aaa" to "C"
S&P(4)	"AAA" to "R"
(1) A.M. Best's financial strength rating is an independent opinion of an insurer's financial strength and ability to meet its ongoing insurance policy and contract obligations. It is based on a comprehensive quantitative and qualitative evaluation of a company's balance sheet strength, operating performance and business profile.
(2) Fitch's financial strength ratings provide an assessment of the financial strength of an insurance organization. The IFS Rating is assigned to the insurance company's policyholder obligations, including assumed reinsurance obligations and contract holder obligations, such as guaranteed investment contracts.
(3) Moody's financial strength ratings are opinions of the ability of insurance companies to repay punctually senior policyholder claims and obligations. Moody's appends numerical modifiers 1, 2, and 3 to each generic rating classification from Aa through Caa. The modifier 1 indicates that the obligation ranks in the higher end of its generic rating category; the modifier 2 indicates a mid-range ranking; and the modifier 3 indicates a ranking in the lower end of that generic rating category. Moody's short-term credit ratings are opinions of the ability of issuers to honor short-term financial obligations.
(4) S&P's insurer financial strength rating is a forward-looking opinion about the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms. A "+" or "-" indicates relative strength within a category. An S&P credit rating is an assessment of default risk, but may incorporate an assessment of relative seniority or ultimate recovery in the event of default. Short-term credit ratings reflect the obligor's creditworthiness over a short-term time horizon.

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

Ratings actions affirmation and outlook changes by S&P, Moody's, Fitch and A.M. Best from December 31, 2012 through March 27, 2014, are as follows:

•	On March 14, 2014, S&P affirmed the A- insurer financial strength ratings of ING U.S., Inc.'s operating subsidiaries, including us, and revised the rating outlook to Positive from Stable.

•	On March 6, 2014, Fitch affirmed the A- insurer financial strength ratings of ING U.S., Inc.'s operating subsidiaries, including us, and revised the rating outlook to Positive from Stable.

•	On July 8, 2013, Fitch affirmed the A- insurer financial strength ratings of ING U.S., Inc.'s operating subsidiaries, including us.

•	On June 14, 2013, A.M. Best affirmed the A financial strength ratings of ING U.S., Inc.'s operating subsidiaries, including us.

•	On May 14, 2013, S&P affirmed the A- financial strength ratings of ING U.S., Inc.'s operating subsidiaries, including us under its revised insurance criteria.

•	On May 14, 2013, Moody's affirmed the A3 insurance financial strength ratings of ING U.S., Inc.'s operating subsidiaries, including us.

•	On May 6, 2013, following the announcement by ING U.S., Inc. that it completed the recent IPO, Moody's commented that the completion of the IPO is credit positive for ING U.S., Inc.

•	On May 2, 2013, S&P said that ING U.S., Inc.'s announcement that it priced its IPO will not affect the ratings or outlook on ING U.S., Inc. or any of its rated insurance subsidiaries, including us.

•
On January 7, 2013, Fitch affirmed the A- insurer financial strength ratings of ING U.S., Inc.'s operating subsidiaries, including us. Furthermore, Fitch removed all ratings from Ratings Watch Evolving and assigned a stable outlook to the ratings.

Other Annuity Matters

During the third quarter of 2013, we conducted our annual review of assumptions, including projection model inputs. As a result of these reviews, we made a number of changes which resulted in net favorable unlocking of DAC/VOBA and other intangibles of $27.8.

During the third quarter of 2012, we conducted our annual review of assumptions, including policyholder behavior assumptions. As a result of this review, Future policy benefits and contract owner account balances increased by approximately $113.0 driven primarily by an update to lapse rates on variable annuity contracts with lifetime living benefit guarantees. This amount excludes the net impacts of amortization of DAC/VOBA and DSI and reinsurance with SLDI. After these items, the net impact is immaterial to our financial position.

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

We also have investments in certain fixed maturities and have issued certain annuity products that contain embedded derivatives whose fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads. Embedded derivatives within fixed maturities are included with the host contract on the Balance Sheets and changes in fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Statements of Operations. Embedded derivatives within certain annuity products are included in Future policy benefits and contract owner account balances on the Balance Sheets and changes in the fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Statements of Operations.

In addition, we have entered into coinsurance with funds withheld arrangements that contain embedded derivatives, the fair value of which is based on the change in the fair value of the underlying assets held in trust. Embedded derivatives within coinsurance with funds withheld arrangements are reported with the host contract in Deposits and reinsurance recoverable or Funds held under reinsurance treaties with affiliates on the Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Interest credited and other benefits to contract owners/policyholders in the Statements of Operations.

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

As of December 31, 2013 and 2012, we had off-balance sheet commitments to purchase investments equal to their fair value of $252.7 and $304.7, respectively.

As of December 31, 2013, we had certain contractual obligations due over a period of time as summarized in the following table.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Purchase obligations(1)	$252.7	$252.7	$—	$—	$—
Reserves for insurance obligations(2)	31,835.6	4,268.1	6,130.5	4,683.6	16,753.4
Retirement and other plans(3)	28.1	4.0	5.9	5.4	12.8
Long-term debt(4)	1,012.7	28.2	56.4	56.3	871.8
Operating lease obligations(5)	26.9	7.3	14.3	5.3	—
Securities lending and repurchase agreements	132.4	132.4	—	—	—
Total	$33,288.4	$4,692.7	$6,207.1	$4,750.6	$17,638.0
(1) Purchase obligations consist primarily of outstanding commitments under limited partnerships that may occur any time within the terms of the partnership. The exact timing of funding these commitments, however, cannot be estimated. Therefore, the total amount of the commitments is included in the category "Less than 1 Year."
(2) Reserves for insurance obligations consist of amounts required to meet our future obligations for future policy benefits and contract owner account balances. Amounts presented in the table represent estimated cash payments under such contracts, including significant assumptions related to the receipt of future premiums, mortality, morbidity, lapse, renewal, retirement, disability and annuitization comparable with actual experience. These assumptions also include market growth and interest crediting consistent with assumptions used in amortizing DAC. All estimated cash payments are undiscounted for the time value of money.
(3)Includes estimated benefit payments under our non-qualified pension plans and estimated payments of deferred compensation based on participant elections and an average retirement age.
(4) Long-term debt, including interest, consists of the following:

•
A surplus note in the principal amount of $35.0 and the related interest payable with our affiliate, SLD. As of December 31, 2013, the outstanding principal, interest rate and maturity date, of the surplus note were $35.0, 7.98% and December 7, 2029, respectively.

•
Surplus notes in the aggregate principal amount of $400.0 and the related interest payable, with our affiliates, ING Life Insurance and Annuity Company, RLI and SLDI. As of December 31, 2013, the aggregate amount of outstanding principal, interest rate and maturity date of these surplus notes were $400.0, 6.26% and December 29, 2034, respectively.

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

The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions and the related repurchase obligation are included in Securities pledged and Short-term debt, respectively, on the Balance Sheets. As of December 31, 2013 and 2012, we did not have any securities pledged in dollar rolls and repurchase agreement transactions.

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

Securities Lending

We engage in securities lending whereby certain securities from our portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the cash collateral and invests it in liquid assets on our behalf. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. As of December 31, 2013 and 2012, the fair value of loaned securities was $128.5 and $134.7, respectively, and is included in Securities pledged on the Balance Sheets. As of December 31, 2013 and 2012, collateral retained by the lending agent and invested in liquid assets on our behalf was $132.4 and $138.9, respectively, and is recorded in Short-term investments under securities loan agreement, including collateral delivered on the Balance Sheets. As of December 31, 2013 and 2012, liabilities to return collateral of $132.4 and $138.9, respectively, are included in Payables under securities loan agreement, including collateral held, on the Balance Sheets.

Statutory Capital and Risk-Based Capital

Our primary regulator, the State of Iowa Insurance Division (the "Division") recognizes only statutory accounting practices prescribed or permitted by the State of Iowa for determining and reporting the financial condition and results of operations of an insurance company and for determining its solvency under the Iowa Insurance Law. The NAIC Accounting Practices and Procedures Manual has been adopted as a component of prescribed or permitted practices by the State of Iowa.

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

The December 2011 variable annuity assumption changes undertaken by us in the fourth quarter of 2011 resulted in an increase in gross statutory reserves with respect to variable annuity guaranteed living benefits which are ceded to SLDI under an automatic reinsurance agreement between us and SLDI. See "-Reinsurance Agreements" above. SLDI's increased credit for reinsurance obligations with respect to the increase in ceded statutory reserves was supported in part by a $1.5 billion unconditional and irrevocable letter of credit issued by ING Bank on December 31, 2011 scheduled to mature pursuant to a Contingent Capital Letter of Credit Facility Agreement between ING Bank and SLDI.

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

Further, our statutory credit for reinsurance taken under the reinsurance agreement with SLDI covering our guaranteed living benefits is subject to uncertainty arising from SLDI's ability to provide letters of credit from lending banks under adverse market conditions. We are taking various steps to develop alternative sources of credit for reinsurance collateral.

The Iowa Insurance Division recognizes as capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Division. Our statutory capital and surplus was $1.9 billion and $2.2 billion as of December 31, 2013 and 2012, respectively.

See also "-Reinsurance Agreements and Minimum Guarantees" above.

Income Taxes

Income tax obligations include the allowance on uncertain tax benefits related to Internal Revenue Service tax audits and state tax exams that have not been completed.  The timing of the payment of the remaining allowance of $2.7 cannot be reliably estimated.

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, see "Item 8. Note 1. Business, Basis of Presentation and Significant Accounting Policies."

Contingencies

For information regarding other contingencies related to legal proceedings, regulatory matters and other contingencies involving us, see "Item 8. Note 13. Commitments and Contingencies."

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
(Dollar amounts in millions, unless otherwise stated)

Market risk is the risk that our financial position and results of operations will be affected by fluctuations in the value of financial instruments. We have significant holdings in financial instruments and are naturally exposed to a variety of market risks. The main market risks we are exposed to include credit risk, interest rate risk and equity market price risk. We do not have material market risk exposure to "trading" activities in our Financial Statements.

Risk Management

As a financial services company offering immediate and deferred fixed annuities, and with existing blocks of guaranteed investment contracts, variable annuities and other income liabilities, taking measured risks is part of our business. As part of our effort to ensure measured risk taking, we have integrated risk management in our daily business activities and strategic planning.

We place a high priority on risk management and risk control. We have comprehensive risk management and control procedures in place, which are integrated with our affiliates. We have established an integrated risk management function together with our affiliates with responsibility for the formulation of our risk appetite, strategies, policies and limits. The risk management function is also responsible for monitoring our overall market risk exposures and provides review, oversight and support functions on risk-related issues.

Our risk appetite is aligned with how our business is managed and anticipates future regulatory developments. In particular, our risk appetite is aligned with regulatory capital requirements as well as metrics that are aligned with various ratings agency models.

Our risk governance and control systems enable us to identify, control, monitor and aggregate risks and provide assurance that risks are being measured, monitored and reported adequately and effectively. To promote measured risk taking, we have integrated risk management with our business activities and strategic planning. Management has the primary responsibility for the day-to-day management of risk within the business. In addition, the risk management function is responsible for risk management related to our business. The internal audit function provides an ongoing, independent and objective assessment of the effectiveness of internal controls.

We have implemented several limit structures to manage risk. Examples include, but are not limited to, the following:

•	At-risk limits on sensitivities of regulatory capital to the capital markets;

•	Duration and convexity mismatch limits;

•	Credit risk concentration limits, and

•	Investment and derivative guidelines.

We are also subject to cash flow stress testing pursuant to regulatory requirements. This analysis measures the effect of changes in interest rate assumptions on asset and liability cash flows. The analysis includes the effects of:

•	the timing and amount of redemptions and prepayments in our asset portfolio;

•	our derivative portfolio;

•	death benefits and other claims payable under the terms of our insurance products;

•	lapses and surrenders in our insurance products;

•	minimum interest guarantees in our insurance products; and

•	book value guarantees in our insurance products.

We evaluate any shortfalls that our cash flow testing reveals and if needed increase statutory reserves or adjust portfolio management strategies.

Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, financial indices, or other prices of securities or commodities. Derivatives include swaps, futures, options and forward contracts. Under U.S. insurance statutes, we may use derivatives to hedge market values or cash flows of assets or liabilities; to replicate cash market instruments; and for certain limited income generating activities. We are generally prohibited from using derivatives for speculative purposes. References below to hedging and hedge programs refer to our process of reducing exposure to various risks. This does not mean that the process necessarily results in hedge accounting treatment for the respective derivative instruments. To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated risk of the hedged item and meet other specific requirements. Effectiveness of the hedge is assessed at inception and throughout the life of the hedging relationship. Even if a derivative qualifies for hedge accounting treatment, there may be an element of ineffectiveness of the hedge. The ineffective portion of a hedging relationship subject to hedge accounting is recognized in Net realized capital gains (losses) in the Statements of Operations.

Market Risk Related to Interest Rates

We define interest rate risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from our holdings in interest sensitive assets and liabilities, primarily as a result of investing life insurance premiums, fixed annuity and guaranteed investment contract ("GIC") deposits received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. We are also subject to interest rate risk on our variable annuity business. A sustained decline in interest rates or a prolonged period of low interest rates may subject us to higher cost of guaranteed benefits and increased hedging costs. In a rising interest rate environment, we are exposed to the risk of disintermediation through a potential increase in book value withdrawals from certain annuity products.

We use product design, pricing and asset liability management ("ALM") strategies to reduce the adverse effects of interest rate movement. Product design and pricing strategies can include the use of surrender charges, withdrawal restrictions and the ability to reset credited interest rates. ALM strategies can include the use of derivatives and duration and convexity mismatch limits. See "Risk Factors-Risks Related to Our Business-General - The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the current low interest rate environment" included in the Registration Statement.

Derivatives strategies include the following:

•
Interest Risk Related to Variable Annuity Guaranteed Living Benefits. For Variable Annuity contracts with Guaranteed Living benefits, the contract holder may elect to receive income benefits over the remainder of their lifetime. We use derivatives such as interest rate swaps to hedge a portion of the interest rate risk associated with this type of guarantee.

•
Other Market Value and Cash Flow Hedges. We also use derivatives in general to hedge present or future changes in cash flows or market value changes in our assets and liabilities. We use derivatives such as interest rate swaps to specifically hedge interest rate risks associated with our CMO-B portfolio.

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve, reflecting changes in either credit spreads or risk-free rates. The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of December 31, 2013. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of December 31, 2013
			Hypothetical Change in Fair Value(2)
	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturities, including securities pledged	$—	$22,450.1	$(1,233.9)	$1,256.6
Mortgage loans on real estate	—	2,867.0	(122.8)	122.5
Derivatives:
Interest rate swaps, caps, forwards	26,858.4	(463.4)	(366.6)	513.1
Deposits from affiliates	—	807.7	(36.2)	39.1
Embedded derivative on reinsurance	—	(8.4)	(29.4)	31.7
Financial liabilities with interest rate risk:
Investment contract liabilities:
Deferred annuities(3)	—	19,377.2	(598.8)	668.9
Funding agreements with fixed maturities and guaranteed investment contracts	—	1,499.3	(64.5)	68.0
Supplementary contracts, immediate annuities and other	—	1,942.3	(115.0)	128.9
Long-term debt	—	471.2	(50.9)	60.0
Embedded derivative on reinsurance	—	(38.0)	(338.6)	300.0
Guaranteed benefit derivatives(3):
FIA	—	1,693.5	(95.6)	99.9
GMAB/GMWB/GMWBL	—	901.0	(611.9)	807.6

(1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)	Certain amounts included in Deferred annuities section are also reflected within the Guaranteed benefit derivatives section of the tables above.

Market Risk Related to Equity Market Prices

Our variable products, FIA products and general account equity securities are significantly influenced by global equity markets. Increases or decreases in equity markets impact certain assets and liabilities related to our variable products and our earnings derived from those products. Our variable products include variable annuity contracts and variable life insurance.

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of December 31, 2013. In calculating these amounts, we exclude separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of December 31, 2013
			Hypothetical Change in Fair Value(1)
	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$6.1	$0.6	$(0.6)
Limited partnerships/corporations	—	133.2	8.0	(7.9)
Derivatives:
Equity futures and total return swaps(2)	8,129.9	(44.1)	(700.3)	700.3
Equity options	3,174.8	122.9	58.2	(83.6)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
FIA	—	1,693.5	95.9	(173.7)
GMAB / GMWB/ GMWBL	—	901.0	(168.9)	245.7
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(2) Primarily related to Closed Block Variable Annuity hedging programs.

Net Amount at Risk ("NAR")

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

We ceased new sales of retail variable annuity products in 2010.  However, our existing variable annuity block of business contains certain guaranteed death and living benefits made available to contract owners as described below:

Guaranteed Minimum Death Benefits ("GMDBs"):

•	Standard - Guarantees that, upon death of the individual specified in the policy, the death benefit will be no less than the premiums paid by the customer, adjusted for withdrawals.

•
Ratchet - Guarantees that, upon death of the individual specified in the policy, the death benefit will be no less than the greater of (1) Standard or (2) the maximum policy anniversary (or quarterly) value of the variable annuity, adjusted for withdrawals.

•
Rollup - Guarantees that, upon the death of the individual specified in the policy, the death benefit will be no less than the aggregate premiums paid by the contract owner, with interest at the contractual rate per annum, adjusted for withdrawals. The Rollup may be subject to a maximum cap on the total benefit.

•	Combo - Guarantees that, upon death of the individual specified in the policy, the death benefit will be no less than the greater of (1) Ratchet or (2) Rollup.

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

As of the dates indicated, the guaranteed value of these death benefits in excess of account values was estimated to be as follows:

December 31, 2013
Net amount at risk, before reinsurance	$5,498
Net amount at risk, net of reinsurance	5,007
December 31, 2012
Net amount at risk, before reinsurance	$7,623
Net amount at risk, net of reinsurance	6,921

The decrease in the guaranteed value of these death benefits was primarily driven by favorable equity market performance during 2013.

The additional liabilities recognized related to GMDB's, as of the periods indicated, were as follows:

December 31, 2013
Separate account liability	$42,008.3
Additional liability balance	339.0
December 31, 2012
Separate account liability	$39,799.1
Additional liability balance	488.0

The above additional liability recorded by us, net of reinsurance, represented the estimated net present value of our future obligation for guaranteed minimum death benefits in excess of account values. The liability decreased mainly due to a decrease in expected future claims attributable to favorable equity market performance during the year.

Guaranteed Minimum Living Benefits

Guaranteed Minimum Income Benefit (GMIB). Guarantees a minimum income payout, exercisable only on a contract anniversary on or after a specified date, in most cases 10 years after purchase of the GMIB rider. The income payout is determined based on contractually established annuity factors multiplied by the benefit base. The benefit base equals the premium paid at the time of product issue and may increase over time based on a number of factors, including a rollup percentage (mainly 7% or 6% depending on the version of the benefit) and ratchet frequency subject to maximum caps which vary by product version (200%, 250% or 300% of initial premium).

Guaranteed Minimum Withdrawal Benefit and Guaranteed Minimum Withdrawal Benefit for Life (GMWB/GMWBL). Guarantees an annual withdrawal amount for a specified period of time (GMWB) or life (GMWBL) that is calculated as a percentage of the benefit base that equals premium paid at the time of product issue and may increase over time based on a number of factors, including a rollup percentage (mainly 7%, 6% or 0%, depending on versions of the benefit) and ratchet frequency (primarily annually or quarterly, depending on versions). The percentage used to determine the guaranteed annual withdrawal amount may vary by age at first withdrawal and depends on versions of the benefit. A joint life-time withdrawal benefit option was available to include coverage for spouses. Most versions of the withdrawal benefit included reset and/or step-up features that may increase the guaranteed withdrawal amount in certain conditions. Earlier versions of the withdrawal benefit guarantee that annual withdrawals of up to 7.0% of eligible premiums may be made until eligible premiums previously paid by the contract owner are returned, regardless of account value performance. Asset allocation requirements apply at all times where withdrawals are guaranteed for life.

Guaranteed Minimum Accumulation Benefit (GMAB). Guarantees that the account value will be at least 100% of the eligible premiums paid by the customer after 10 years, adjusted for withdrawals. We offered an alternative design that guaranteed the account value to be at least 200% of the eligible premiums paid by contract owners after 20 years.

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

The following guaranteed living benefits information is as of the dates indicated:

	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
December 31, 2013
Net amount at risk, before reinsurance	$19	$2,113
Net amount at risk, net of reinsurance	19	—
December 31, 2012
Net amount at risk, before reinsurance	$38	$5,219
Net amount at risk, net of reinsurance	38	—

The net amount at risk for the reinsured living benefits is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contractholder over the current account value. The methodology used to calculate the net amount at risk partially reflects the current interest rate environment and also includes a provision for the expected mortality of the clients covered by these living benefits. The decrease in the net amount at risk of these living benefits from December 31, 2012 to December 31, 2013 was primarily driven by favorable market performance during 2013.

The net amount at risk for the non-reinsured living benefits is equal to the guaranteed value of these benefits in excess of the account values, which is reflected in the table above.

The separate account liabilities subject to the requirements for additional reserve liabilities under ASC Topic 944 for minimum guaranteed benefits and the additional liabilities recognized related to minimum guarantees, by type, as of the dates indicated, were as follows:

	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
December 31, 2013
Separate account liability	$878.2	$31,642.8
Additional liability balance, net of reinsurance	28.7	414.0
December 31, 2012
Separate account liability	$954.1	$29,753.4
Additional liability balance, net of reinsurance	76.0	1,511.8

As of December 31, 2013 and 2012, the above additional liabilities for non-reinsured living benefits recorded by us, net of reinsurance, represent the estimated net present value of our future obligations for these benefits. The above additional liabilities for reinsured living benefits recorded by us, net of reinsurance, represent the present value of future claims less the present value of future attributed fees (GMWBLs) or the benefits ratio approach (GMIBs), less the reinsurance ceded reserve calculated under Accounting Standards Codification Topic 944. The additional liability for GMIBs is zero. The entire decrease in the additional liability balance for reinsured living benefits corresponds to the GMWBL liability which decreased mainly due to favorable market performance and increasing interest rates during the year.

Variable Annuity Hedge Program

Variable Annuity Guarantee Hedge Program

We primarily mitigate variable annuity market risk exposures through hedging. Market risk arises primarily from the minimum guarantees within the variable annuity products, whose economic costs are primarily dependent on future equity market returns, interest rate levels, equity volatility levels and policyholder behavior. The Variable Annuity Guarantee Hedge Program is used to mitigate our exposure to equity market and interest rate changes and seeks to ensure that the required assets are available to satisfy future death benefit and living benefit obligations. While the Variable Annuity Guarantee Hedge Program does not explicitly hedge statutory or U.S. GAAP reserves, as markets move up or down, in aggregate the returns generated by the Variable Annuity Guarantee Hedge Program will significantly offset the statutory and U.S. GAAP reserve changes due to market movements.

The objective of the Variable Annuity Guarantee Hedge Program is to offset changes in equity market returns for most minimum guaranteed death benefits and all guaranteed living benefits, while also providing interest rate protection for certain minimum guaranteed living benefits. We hedge the equity market exposure using a hedge target set using market consistent valuation techniques for all guaranteed living benefits and most death benefits. We also hedge a portion of the interest rate risk in our GMWB/GMAB/GMWBL blocks using a market consistent valuation hedge target. We do not hedge interest rate risks for our GMIB or GMDB primarily because doing so would result in volatility in our regulatory reserves and rating agency capital that exceeds our tolerances and, secondarily, because doing so would produce additional volatility in our U.S. GAAP financial statements. These hedge targets may change over time with market movements, changes in regulatory and rating agency capital, available collateral and our risk tolerance. For example, during 2013, we reduced the amount of interest rate hedging for the GMWB/GMAB/GMWBL blocks to refine the impact of interest rate movements on regulatory and rating agency capital.

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

Interest rate swaps are used to match a portion of the hedge targets on GMWB/GMAB/GMWBL as described above.

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

Variable Annuity Capital Hedge Overlay ("CHO") Program

Variable annuity guaranteed benefits are hedged based on their economic or fair value; however, the statutory reserves and rating agency required assets are not based on a market value. When equity markets decrease, the statutory reserve and rating agency required assets for the variable annuity guaranteed benefits can increase more quickly than the value of the derivatives held under the Variable Annuity Guarantee Hedge Program. This causes regulatory reserves to increase and rating agency capital to decrease. The CHO strategy is intended to mitigate equity risk to the regulatory and rating agency capital of the Company. The hedge is executed through the purchase and sale of equity index futures and is designed to limit the uncovered reserve and rating agency capital increases in an immediate down equity market scenario to an amount we believe prudent for a company of our size and scale. This amount will change over time with market movements, changes in regulatory and rating agency capital, available collateral and our risk tolerance.

The primary focus of the hedge program is to protect regulatory and rating agency capital from equity market movements. Hedge ineffectiveness, along with other aspects not directly hedged (including unexpected policyholder behavior), may cause losses of regulatory or rating agency capital. Regulatory and rating agency capital requirements may move disproportionately (i.e., they may change by different amounts as market conditions and other factors change), and, therefore, could also cause our hedge program to not realize its key objective of protecting both regulatory and rating agency capital from equity market movements.

Hedging of Fixed Indexed Annuity ("FIA") Benefits

We mitigate FIA market risk exposures through a combination of capital market hedging, product design and capital management. For the FIA book of business, these risks stem from the minimum guaranteed contract value offered and the additional interest credits (Equity Participation or Interest Rate Participation) based on exposure to various stock market indices or the 3-month LIBOR. The minimum guarantees, interest rate and equity market exposures, are strongly dependent on capital markets and, to a lesser degree, policyholder behavior.

We mitigate this exposure in two ways. The primary way we hedge FIA equity exposure is to purchase over-the-counter ("OTC") equity index call options from broker-dealer derivative counterparties who generally have a minimum credit rating of A3 from Moody's and A- from S&P. The second way to hedge FIA equity exposure is by purchasing exchange traded equity index futures contracts.

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

While the FIA hedge program does not explicitly hedge statutory or U.S. GAAP income volatility, the FIA hedge program tends to mitigate the statutory and U.S. GAAP reserve changes associated with movements in the equity market and 3-month LIBOR. This is due to the fact that a key component in the calculation of statutory and U.S. GAAP reserves is the market valuation of the current term embedded derivative. The risk management of the current term embedded derivative is the goal of the FIA hedging program. Due to the alignment of the embedded derivative reserve component with hedging of this same embedded derivative, there should be a match between changes in this component of the reserve and changes in the assets backing this component of the reserve. However, there may be an interim mismatch due to the fact that the hedges that are put in place are only intended to cover exposures expected to remain until the end of an indexing term (e.g. account value decrements during an indexing term associated with expected lapses and mortality are not hedged).

Call options are used to hedge against an increase in various equity indices. An increase in various equity indices may result in increased payments to contract holders of FIA contracts. The call options offset this increased expense.

Futures contracts are also used to hedge against an increase in certain equity indices. An increase in certain equity indices may result in increased payments to contract holders of fixed indexed annuity contracts. The futures contracts offset this increased expense.

Interest rate swaptions are used to hedge against an increase in the interest rate benchmark (currently the 3-month LIBOR). An increase in the interest rate benchmark may result in increased payments to contract holders of FIA contracts. The interest rate swaptions offset this increased expense.

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity and equity portfolio totaled $22.5 billion and $21.7 billion as of December 31, 2013 and 2012, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.

We manage the risk of default and rating migration by applying disciplined credit evaluation and underwriting standards and prudently limiting allocations to lower quality, higher risk investments. In addition, we diversify our exposure by issuer and country, using rating based issuer and country limits. We also set investment constraints that limit our exposure by industry segment. To limit the impact that credit risk can have on earnings and capital adequacy levels, we have portfolio-level credit risk constraints in place. Limit compliance is monitored on a daily or, in some cases, monthly basis. Limit violations are reported to senior management and we are actively involved in decisions around curing such limit violations.

We also have credit risk related to the ability of our derivatives and reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. In order to minimize the risk of credit loss on such contracts, we diversify our exposures among several counterparties and limit the amount of exposure to each based on credit rating. For most counterparties, including the largest reinsurance counterparties, we have collateral agreements in place that would substantially limit our credit losses in case of a counterparty default. We also generally limit our selection of counterparties that we do new transactions with to those with an "A" credit rating or above. When exceptions are made to that principle, we ensure that we obtain collateral to mitigate our risk of loss. For derivatives counterparty risk exposures (which includes reverse repurchase and securities lending transactions), we measure and monitor our risks on a market value basis daily.

We use credit derivatives to reduce our exposure to credit-related events as well as taking credit risks. For every internal portfolio, the net notional amount of credit risk taken using credit derivatives is limited to the amount of U.S. Treasury security investments in the same portfolio. We also place a limit on the amount of earnings volatility that these instruments can cause.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors
ING USA Annuity and Life Insurance Company

We have audited the accompanying balance sheets of ING USA Annuity and Life Insurance Company as of December 31, 2013 and 2012, and the related statements of operations, comprehensive income, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ING USA Annuity and Life Insurance Company at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 27, 2014

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Balance Sheets
December 31, 2013 and 2012
(In millions, except per share data)

	December 31,
	2013	2012
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $20,244.6 at 2013 and $18,560.6 at 2012)	$21,105.9	$20,586.6
Fixed maturities, at fair value using the fair value option	385.0	326.7
Equity securities, available-for-sale, at fair value (cost of $3.8 at 2013 and $26.4 at 2012)	6.1	29.8
Short-term investments	567.0	2,686.6
Mortgage loans on real estate, net of valuation allowance of $1.1 at 2013 and $1.2 at 2012	2,837.3	2,835.0
Policy loans	94.9	101.8
Limited partnerships/corporations	133.2	166.9
Derivatives	342.4	1,381.3
Other investments	56.2	80.7
Securities pledged (amortized cost of $964.1 at 2013 and $684.7 at 2012)	959.2	714.0
Total investments	26,487.2	28,909.4
Cash and cash equivalents	398.0	295.6
Short-term investments under securities loan agreement, including collateral delivered	163.6	138.9
Accrued investment income	220.3	208.7
Receivable for securities sold	0.1	7.5
Premium receivable	26.3	30.9
Deposits and reinsurance recoverable	3,941.6	4,014.7
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	2,812.5	3,738.2
Due from affiliates	33.0	37.0
Current income tax recoverable from Parent	22.6	—
Deferred income taxes	51.3	—
Other assets	357.7	370.0
Assets held in separate accounts	42,008.3	39,799.1
Total assets	$76,522.5	$77,550.0

The accompanying notes are an integral part of these Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Balance Sheets
December 31, 2013 and 2012
(In millions, except per share data)

	As of December 31,
	2013	2012

Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$25,412.8	$27,094.2
Payable for securities purchased	32.6	0.2
Payables under securities loan agreement, including collateral held	211.1	905.5
Long-term debt	435.0	435.0
Due to affiliates	60.1	64.1
Funds held under reinsurance treaties with affiliates	3,728.7	4,082.9
Derivatives	731.9	798.6
Current income tax payable to Parent	—	22.6
Deferred income taxes	—	32.9
Other liabilities	169.7	182.8
Liabilities related to separate accounts	42,008.3	39,799.1
Total liabilities	72,790.2	73,417.9

Shareholder's equity:
Common stock (250,000 shares authorized, issued and outstanding; $10 par value per share)	2.5	2.5
Additional paid-in capital	5,525.6	5,755.5
Accumulated other comprehensive income (loss)	481.2	634.2
Retained earnings (deficit)	(2,277.0)	(2,260.1)
Total shareholder's equity	3,732.3	4,132.1
Total liabilities and shareholder's equity	$76,522.5	$77,550.0

The accompanying notes are an integral part of these Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Statements of Operations
For the Years Ended December 31, 2013, 2012 and 2011
(In millions)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Net investment income	$1,267.2	$1,285.5	$1,409.3
Fee income	839.7	810.9	871.5
Premiums	436.3	459.0	456.2
Net realized capital gains (losses):
Total other-than-temporary impairments	(12.1)	(27.9)	(201.5)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(1.8)	(9.4)	(21.1)
Net other-than-temporary impairments recognized in earnings	(10.3)	(18.5)	(180.4)
Other net realized capital gains (losses)	(2,205.5)	(1,355.6)	(776.6)
Total net realized capital gains (losses)	(2,215.8)	(1,374.1)	(957.0)
Other revenue	29.8	34.7	54.2
Total revenues	357.2	1,216.0	1,834.2
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	(1,855.4)	364.5	2,227.1
Operating expenses	462.3	444.3	447.3
Net amortization of deferred policy acquisition costs and value of business acquired	1,522.4	343.7	(904.4)
Interest expense	28.2	30.9	31.7
Other expense	31.1	27.3	11.7
Total benefits and expenses	188.6	1,210.7	1,813.4
Income (loss) before income taxes	168.6	5.3	20.8
Income tax expense (benefit)	185.5	182.3	(131.3)
Net income (loss)	$(16.9)	$(177.0)	$152.1

The accompanying notes are an integral part of these Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Statements of Comprehensive Income
For the Years Ended December 31, 2013, 2012 and 2011
(In millions)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$(16.9)	$(177.0)	$152.1
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	(252.8)	514.6	(11.6)
Other-than-temporary impairments	17.7	12.7	29.0
Pension and other postretirement benefits liability	(0.2)	(0.2)	—
Other comprehensive income (loss), before tax	(235.3)	527.1	17.4
Income tax expense (benefit) related to items of other comprehensive income (loss)	(82.3)	138.0	(72.9)
Other comprehensive income (loss), after tax	(153.0)	389.1	90.3
Comprehensive income (loss)	$(169.9)	$212.1	$242.4

The accompanying notes are an integral part of these Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Statements of Changes in Shareholder's Equity
For the Years Ended December 31, 2013, 2012 and 2011
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2011	2.5	5,921.7	154.8	(2,235.2)	3,843.8
Comprehensive income (loss):
Net income (loss)	—	—	—	152.1	152.1
Other comprehensive income (loss), after tax	—	—	90.3	—	90.3
Total comprehensive income (loss)					242.4
Contribution of capital	—	44.0	—	—	44.0
Employee related benefits	—	5.9	—	—	5.9
Balance at December 31, 2011	$2.5	$5,971.6	$245.1	$(2,083.1)	$4,136.1
Comprehensive income (loss):
Net income (loss)	—	—	—	(177.0)	(177.0)
Other comprehensive income (loss), after tax	—	—	389.1	—	389.1
Total comprehensive income (loss)					212.1
Distribution of capital	—	(250.0)	—	—	(250.0)
Employee related benefits	—	33.9	—	—	33.9
Balance at December 31, 2012	$2.5	$5,755.5	$634.2	$(2,260.1)	$4,132.1
Comprehensive income (loss):
Net income (loss)	—	—	—	(16.9)	(16.9)
Other comprehensive income (loss), after tax	—	—	(153.0)	—	(153.0)
Total comprehensive income (loss)					(169.9)
Distribution of capital	—	(230.0)	—	—	(230.0)
Employee related benefits	—	0.1	—	—	0.1
Balance at December 31, 2013	$2.5	$5,525.6	$481.2	$(2,277.0)	$3,732.3

The accompanying notes are an integral part of these Financial Statements.

ING USA Annuity and Life Insurance Company (A wholly owned subsidiary of Lion Connecticut Holdings Inc.) Statements of Cash Flows For the Years Ended December 31, 2013, 2012 and 2011 (In millions)

	Year Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$(16.9)	$(177.0)	$152.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Capitalization of deferred policy acquisition costs, value of business acquired and sales inducements	(126.9)	(137.6)	(159.1)
Net amortization of deferred policy acquisition costs, value of business acquired and sales inducements	1,994.4	646.9	(1,366.2)
Net accretion/amortization of discount/premium	44.2	50.1	65.7
Future policy benefits, claims reserves and interest credited	290.3	575.8	1,461.6
Deferred income tax expense (benefit)	(1.9)	(66.5)	64.5
Net realized capital (gains) losses	2,215.8	1,374.1	957.0
Employee share-based payments	0.1	33.9	5.9
Change in:
Accrued investment income	(11.6)	24.6	0.1
Reinsurance recoverable	66.3	(37.8)	(728.1)
Other receivables and asset accruals	(11.3)	0.4	44.5
Other reinsurance asset	28.2	21.5	(0.5)
Due to/from affiliates	—	261.7	(262.1)
Income tax recoverable	(45.2)	226.6	(283.2)
Other payables and accruals	(367.3)	(1,393.8)	1,909.7
Other, net	(50.4)	12.8	(10.7)
Net cash provided by operating activities	4,007.8	1,415.7	1,851.2

The accompanying notes are an integral part of these Financial Statements.

ING USA Annuity and Life Insurance Company (A wholly owned subsidiary of Lion Connecticut Holdings Inc.) Statements of Cash Flows For the Years Ended December 31, 2013, 2012 and 2011 (In millions)

	Year Ended December 31,
	2013	2012	2011
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	$6,647.7	$6,606.1	$5,400.7
Equity securities, available-for-sale	9.0	2.7	38.8
Mortgage loans on real estate	646.6	687.2	678.4
Limited partnerships/corporations	94.8	153.3	38.9
Acquisition of:
Fixed maturities	(8,771.0)	(4,757.0)	(5,483.6)
Equity securities, available-for-sale	(0.6)	(2.6)	(5.7)
Mortgage loans on real estate	(648.9)	(384.7)	(853.6)
Limited partnerships/corporations	(12.1)	(25.9)	(39.4)
Derivatives, net	(2,067.1)	(1,232.4)	(511.9)
Short-term investments, net	2,119.6	(285.7)	(1,458.0)
Loan-Dutch State obligation, net	—	651.5	185.7
Policy loans, net	6.9	10.2	10.1
Collateral (delivered) received, net	(719.1)	(54.5)	763.2
Other investments, net	22.0	—	—
Other, net	—	(0.1)	(1.3)
Net cash (used in) provided by investing activities	(2,672.2)	1,368.1	(1,237.7)
Cash Flows from Financing Activities:
Deposits received for investment contracts	$7,432.8	$6,651.8	$6,363.2
Maturities and withdrawals from investment contracts	(8,868.9)	(9,638.8)	(7,170.1)
Reinsurance recoverable on investment contracts	432.9	91.7	(81.4)
Return of capital distribution	(230.0)	(250.0)	—
Short-term loans to affiliates, net	—	535.9	280.5
Capital contribution from parent	—	—	44.0
Net cash used in financing activities	(1,233.2)	(2,609.4)	(563.8)
Net increase in cash and cash equivalents	102.4	174.4	49.7
Cash and cash equivalents, beginning of year	295.6	121.2	71.5
Cash and cash equivalents, end of year	$398.0	$295.6	$121.2
Supplemental cash flow information:
Income taxes paid, net	$232.5	$40.0	$87.1
Interest paid	28.2	28.2	28.8

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

In 2009, ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange, announced the anticipated separation of its global banking and insurance businesses, including the divestiture of ING U.S., Inc., which together with its subsidiaries, including the Company, constituted ING's U.S.-based retirement, investment management and insurance operations. On May 2, 2013, the common stock of ING U.S., Inc. began trading on the New York Stock Exchange under the symbol "VOYA." On May 7, 2013 and May 31, 2013, ING U.S., Inc. completed its initial public offering of common stock, including the issuance and sale by ING U.S., Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. ("ING International"), an indirect, wholly owned subsidiary of ING Group and previously the sole stockholder of ING U.S., Inc., of 44,201,773 shares of outstanding common stock of ING U.S., Inc. (collectively, "the IPO"). On September 30, 2013, ING International transferred all of its shares of ING U.S., Inc. common stock to ING Group.

On October 29, 2013, ING Group completed a sale of 37,950,000 shares of common stock of ING U.S., Inc. in a registered public offering, reducing ING Group's ownership of ING U.S., Inc. to 57%.

On March 25, 2014, ING Group completed a sale of 30,475,000 shares of common stock of ING U.S., Inc. in a registered public offering. On March 25, 2014, pursuant to the terms of a share repurchase agreement between ING Group and ING U.S., Inc., ING U.S., Inc. acquired 7,255,853 shares of its common stock from ING Group (the "Direct Share Buyback") (the offering and the Direct Share Buyback collectively, the "Transactions"). Upon completion of the Transactions, ING Group's ownership of ING U.S., Inc. was reduced to approximately 43%.

ING USA is a direct, wholly owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "the Parent"), which is a direct, wholly owned subsidiary of ING U.S., Inc.

On April 11, 2013, ING U.S., Inc. announced plans to rebrand as Voya Financial, and in January 2014, ING U.S., Inc. announced additional details regarding the operational and legal work associated with the rebranding. Based on current expectations, ING U.S., Inc. will change its legal name to Voya Financial, Inc. in April 2014; and in May 2014 its Investment Management and Employee Benefits businesses will begin using the Voya Financial brand. In September 2014, ING U.S.’s remaining businesses will begin using the Voya Financial brand and all remaining ING U.S. legal entities that currently have names incorporating the “ING” brand, including the Company, will change their names to reflect the Voya brand. ING U.S., Inc. anticipates that the process of changing all marketing materials, operating materials and legal entity names containing the word “ING” or “Lion” to the new brand name will take approximately 24 months.

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

The Company has identified the following accounts and policies as the most significant in that they involve a higher degree of judgment, are subject to a significant degree of variability and/or contain significant accounting estimates:

Reserves for future policy benefits, deferred policy acquisition costs ("DAC"), value of business acquired ("VOBA") and deferred sales inducements ("DSI"), valuation of investments and derivatives, impairments, income taxes and contingencies.

Fair Value Measurement

The Company measures the fair value of its financial assets and liabilities based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or nonperformance risk, which is the risk the Company will not fulfill its obligation. The estimate of an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability ("exit price") in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability. The Company utilizes a number of valuation sources to determine the fair values of its financial assets and liabilities, including quoted market prices, third-party commercial pricing services, third-party brokers, industry-standard, vendor-provided software that models the value based on market observable inputs and other internal modeling techniques based on projected cash flows.

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

Purchases and sales of fixed maturities and equity securities, excluding private placements, are recorded on the trade date. Purchases and sales of private placements and mortgage loans are recorded on the closing date. Investment gains and losses on sales of securities are generally determined on a first-in-first-out basis.

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

Included within fixed maturities are loan-backed securities, including residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS") and asset-backed securities ("ABS"). Amortization of the premium or discount from the purchase of these securities considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for single class and multi-class mortgage-backed securities ("MBS") and ABS are estimated by management using inputs obtained from third-party specialists, including broker-dealers, and based on management's knowledge of the current market. For prepayment-sensitive securities such as interest-only and principal-only strips, inverse floaters and credit-sensitive MBS and ABS securities, which represent beneficial interests in securitized financial assets that are not of high credit quality or that have been credit impaired, the effective yield is recalculated on a prospective basis. For all other MBS and ABS, the effective yield is recalculated on a retrospective basis.

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

Mortgage loans are evaluated by the Company's investment professionals, including an appraisal of loan-specific credit quality, property characteristics and market trends. Loan performance is continuously monitored on a loan-specific basis throughout the year. The Company's review includes submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review evaluates whether the properties are performing at a consistent and acceptable level to secure the debt.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Limited Partnerships/Corporations: The Company uses the equity method of accounting for investments in limited partnership interests, which consists primarily of private equities and hedge funds. Generally, the Company records its share of earnings using a lag methodology, relying upon the most recent financial information available, generally not to exceed three months. The Company's earnings from limited partnership interests accounted for under the equity method are recorded in Net investment income.

Other Investments: Other investments are comprised primarily of Federal Home Loan Bank ("FHLB") stock and property obtained from foreclosed mortgage loans, as well as other miscellaneous investments. The Company is a member of the FHLB system and is required to own a certain amount of stock based on the level of borrowings and other factors; the Company may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value.

Securities Lending: The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the cash collateral and invests in liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates.

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

When the Company has determined it has the intent to sell or if it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost ("intent impairment"), the individual security is written down from amortized cost to fair value, and a corresponding charge is recorded in Net realized capital gains (losses) in the Statements of Operations as an other-than-temporary impairment ("OTTI"). If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, but the Company has determined that there has been an other-than-temporary decline in fair value below the amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected ("credit impairment") and the amount related to other factors ("noncredit impairment"). The credit impairment is recorded in Net realized capital gains (losses) in the Statements of Operations. The noncredit impairment is recorded in Other comprehensive income (loss).

The Company uses the following methodology and significant inputs to determine the amount of the OTTI credit loss:

•
When determining collectability and the period over which the value is expected to recover for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, the Company applies the same considerations utilized in its overall impairment evaluation process, which incorporates information regarding the specific security, the industry and geographic area in which the issuer operates and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from the Company's best estimates of likely scenario-based outcomes, after giving consideration to a variety of variables that includes, but is not limited to: general payment terms of the security; the likelihood that the issuer can service the scheduled interest and principal payments; the quality and

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

amount of any credit enhancements; the security's position within the capital structure of the issuer; possible corporate restructurings or asset sales by the issuer; and changes to the rating of the security or the issuer by rating agencies.

•
Additional considerations are made when assessing the unique features that apply to certain structured securities such as subprime, Alt-A, non-agency RMBS, CMBS and ABS. These additional factors for structured securities include, but are not limited to: the quality of underlying collateral; expected prepayment speeds; loan-to-value ratios; debt service coverage ratios; current and forecasted loss severity; consideration of the payment terms of the underlying assets backing a particular security; and the payment priority within the tranche structure of the security.

•
When determining the amount of the credit loss for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, the Company considers the estimated fair value as the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, the Company considers in the determination of recovery value the same considerations utilized in its overall impairment evaluation process, which incorporates available information and the Company's best estimate of scenario-based outcomes regarding the specific security and issuer; possible corporate restructurings or asset sales by the issuer; the quality and amount of any credit enhancements; the security's position within the capital structure of the issuer; fundamentals of the industry and geographic area in which the security issuer operates and the overall macroeconomic conditions.

•
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

The Company enters into interest rate, equity market, credit default and currency contracts, including swaps, futures, forwards, caps, floors and options, to reduce and manage various risks associated with changes in value, yield, price, cash flow or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool. The Company also utilizes options and futures on equity indices to reduce and manage risks associated with its annuity products. Open derivative contracts are reported as Derivatives assets or liabilities on the Balance Sheets at fair value. Changes in the fair value of derivatives are recorded in Net realized capital gains (losses) in the Statements of Operations.

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

•
Fair Value Hedge:  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the hedged item, to the extent of the risk being hedged, are recognized in Other net realized capital gains (losses).

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

When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date or within two months of that date, the derivative continues to be carried on the Balance Sheets at its estimated fair value, with changes in estimated fair value recognized immediately in Other net realized capital gains (losses). Derivative gains and losses recorded in Other comprehensive income (loss) pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in Other net realized capital gains (losses).

The Company also has investments in certain fixed maturities and has issued certain annuity products that contain embedded derivatives whose fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. Embedded derivatives within fixed maturities are included with the host contract on the Balance Sheets and changes in fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Statements of Operations. Embedded derivatives within certain annuity products are included in Future policy benefits and contract owner account balances on the Balance Sheets and changes in the fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Statements of Operations.

In addition, the Company has entered into coinsurance with funds withheld arrangements that contain embedded derivatives, the fair value of which is based on the change in the fair value of the underlying assets held in trust. Embedded derivatives within coinsurance with funds withheld arrangements are reported with the host contract in Deposits and reinsurance recoverable or Funds held under reinsurance treaties with affiliates on the Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Interest credited and other benefits to contract owners/policyholders in the Statements of Operations.

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

Deferred Policy Acquisition Costs, Value of Business Acquired and Deferred Sales Inducements

DAC represents policy acquisition costs that have been capitalized and are subject to amortization and interest. Capitalized costs are incremental, direct costs of contract acquisition and certain costs related directly to successful acquisition activities. Such costs consist principally of commissions, underwriting, sales and contract issuance and processing expenses directly related to the successful acquisition of new and renewal business. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. VOBA represents the outstanding value of in force business acquired and is subject to amortization and interest. The value is based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition and increased for subsequent deferrable expenses on purchased policies. (See also "Sales Inducements" below.)

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Amortization Methodologies
The Company amortizes DAC and VOBA related to universal life ("UL") and variable universal life ("VUL") contracts and fixed and variable deferred annuity contracts over the estimated lives of the contracts in relation to the emergence of estimated gross profits. Assumptions as to mortality, persistency, interest crediting rates, fee income, returns associated with separate account performance, impact of hedge performance, expenses to administer the business and certain economic variables, such as inflation, are based on the Company's experience and overall capital markets. At each valuation date, estimated gross profits are updated with actual gross profits, and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance ("unlocking").

Recoverability testing is performed for current issue year products to determine if gross revenues are sufficient to cover DAC, VOBA and DSI estimated benefits and expenses. In subsequent years, the Company performs testing to assess the recoverability of DAC, VOBA and DSI on an annual basis, or more frequently if circumstances indicate a potential loss recognition issue exists. If DAC, VOBA or DSI are not deemed recoverable from future gross profits, changes will be applied against the DAC, VOBA or DSI balances before an additional reserve is established.

In assessing loss recognition related to DAC, VOBA and DSI, the Company must select an approach for aggregating different blocks of business in the loss recognition calculation. In the first quarter of 2013, the Company updated the aggregation approach used in assessment of such loss recognition. This change in estimate was due to certain organizational changes that commenced in the first quarter of 2013, which resulted in changes to how the Company manages the variable annuity business that is no longer actively marketed. As a result of this estimate change, the Company recognized loss recognition of $350.8 before taxes during the first quarter of 2013. This amount was recorded in the Statements of Operations as $306.0 to Net amortization of deferred policy acquisition costs and value of business acquired and $44.8 to Interest credited and other benefits to contract owners/policyholders, with a corresponding decrease in the Balance Sheets to Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners.

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

Assumptions
Changes in assumptions can have a significant impact on DAC, VOBA and DSI balances, amortization rates and results of operations. Assumptions are management's best estimate of future outcome.

Several assumptions are considered significant in the estimation of gross profits associated with the Company's variable products. One significant assumption is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. The Company's practice assumes that intermediate-term appreciation in equity markets reverts to the long-term appreciation in equity markets ("reversion to the mean"). The Company monitors market events and only changes the assumption when sustained deviations are expected. This methodology incorporates a 9% long-term equity return assumption, a 14% cap and a five-year look-forward period.

Other significant assumptions used in the estimation of gross profits include mortality and for products with credited rates include interest rate spreads and credit losses. Estimated gross profits of variable annuity contracts are sensitive to estimated policyholder behavior assumptions, such as surrender, lapse and annuitization rates.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Sales Inducements

DSI represent benefits paid to contract owners for a specified period that are incremental to the amounts the Company credits on similar contracts without sales inducements and are higher than the contract's expected ongoing crediting rates for periods after the inducement. The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. The amortization of sales inducements is included in Interest credited and other benefits to contract owners in the Statements of Operations. Each year, or more frequently if circumstances indicate a potentially significant recoverability issue exists, the Company reviews DSI to determine the recoverability of these balances.

For the years ended December 31, 2013, 2012 and 2011, the Company capitalized $27.4, $29.8 and $32.2, respectively, of sales inducements. For the years ended December 31, 2013, 2012 and 2011, the Company amortized $(472.0), $(303.1) and $461.8, respectively, of DSI.

Future Policy Benefits and Contract Owner Accounts

Future Policy Benefits
The Company establishes and carries actuarially-determined reserves that are calculated to meet its future obligations. Reserves also include estimates of unpaid claims, as well as claims that the Company believes have been incurred but have not yet been reported as of the balance sheet date. The principal assumptions used to establish liabilities for future policy benefits are based on Company experience and periodically reviewed against industry standards. These assumptions include mortality, morbidity, policy lapse, contract renewal, payment of subsequent premiums or deposits by the contract owner, retirement, investment returns, inflation, benefit utilization and expenses. Changes in, or deviations from, the assumptions used can significantly affect the Company's reserve levels and related results of operations.

Reserves for traditional life insurance contracts (term insurance, participating and non-participating whole life insurance and traditional group life insurance) and accident and health insurance represent the present value of future benefits to be paid to or on behalf of contract owners and related expenses, less the present value of future net premiums. Assumptions as to interest rates, mortality, expenses, and persistency are based on the Company's estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Interest rates used to calculate the present value of these reserves ranged from 3.5% to 6.3%.

Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality and expenses are based on the Company's experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 3.0% to 7.5%.

Although assumptions are "locked-in" upon the issuance of traditional life insurance contracts, certain accident and health insurance contracts and payout contracts with life contingencies, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are determined based on best estimate assumptions that exist at the time the premium deficiency reserve is established and do not include a provision for adverse deviation.

Contract Owner Account Balances
Contract owner account balances relate to investment-type contracts and certain annuity product guarantees, as follows:

•
Account balances for GICs are calculated using the amount deposited with the Company, less withdrawals, plus interest accrued to the ending valuation date. Interest on these contracts is accrued by a predetermined index, plus a spread or a fixed rate, established at the issue date of the contract.

•
Account balances for universal life-type contracts, including VUL and indexed universal life contracts, are equal to cumulative deposits, less charges, withdrawals and account values released upon death, plus credited interest thereon.

•
Account balances for fixed annuities and payout contracts without life contingencies are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Credited interest rates vary by product and ranged up to

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

•	8.0% for the years 2013, 2012 and 2011. Account balances for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.

•
For fixed-indexed annuity contracts ("FIAs"), the aggregate initial liability is equal to the deposit received, plus a bonus, if applicable, and is split into a host component and an embedded derivative component. Thereafter, the host liability accumulates at a set interest rate, and the embedded derivative liability is recognized at fair value.

Product Guarantees and Additional Reserves
The Company calculates additional reserve liabilities for certain universal life-type products and certain variable annuity guaranteed benefits. The Company periodically evaluates its estimates and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. Changes in, or deviations from, the assumptions used can significantly affect the Company's reserve levels and related results of operations.

Universal and Variable Life: Reserves for UL and VUL secondary guarantees and paid-up guarantees are calculated by estimating the expected value of death benefits payable and recognizing those benefits ratably over the accumulation period based on total expected assessments. The reserve for such products recognizes the portion of contract assessments received in early years used to compensate the Company for benefits provided in later years. Assumptions used, such as the interest rate, lapse rate and mortality, are consistent with assumptions used in estimating gross profits for purposes of amortizing DAC. Reserves for UL and VUL secondary guarantees and paid up guarantees are recorded in Future policy benefits and contract owner account balances on the Balance Sheets.

The Company also calculates a benefit ratio for each block of business that meets the requirements for additional reserves and calculates an additional reserve by accumulating amounts equal to the benefit ratio multiplied by the assessments for each period, reduced by excess benefits during the period. The additional reserve is accumulated at interest rates consistent with the DAC model for the period. The calculated reserve includes a provision for UL contracts with patterns of cost of insurance charges that produce expected gains from the insurance benefit function followed by losses from that function in later years. Additional reserves are recorded in Future policy benefits and contract owner account balances.

GMDB and GMIB: Reserves for annuity guaranteed minimum death benefits ("GMDB") and guaranteed minimum income benefits ("GMIB") are determined by estimating the value of expected benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. Expected experience is based on a range of scenarios. Assumptions used, such as the long-term equity market return, lapse rate and mortality, are consistent with assumptions used in estimating gross profits for purposes of amortizing DAC. The assumptions of investment performance and volatility are consistent with the historical experience of the appropriate underlying equity index, such as the Standard & Poor's ("S&P") 500 Index. In addition, the reserve for the GMIB incorporates assumptions for the likelihood and timing of the potential annuitizations that may be elected by the contract owner. In general, the Company assumes that GMIB annuitization rates will be higher for policies with more valuable guarantees ("in the money" guarantees where the notional benefit amount is in excess of the account value). Reserves for GMDB and GMIB are recorded in Future policy benefits and contract owner account balances on the Balance Sheets. Changes in reserves for GMDB and GMIB are reported in Interest credited and other benefits to contract owners/policyholders in the Statements of Operations.

Most contracts issued on or before December 31, 1999 with enhanced death benefit guarantees were reinsured to third-party reinsurers to mitigate the risk associated with such guarantees. For contracts issued after December 31, 1999, the Company instituted a variable annuity guarantee hedge program to mitigate the risks associated with these guarantees, for which the Company did not seek hedge accounting. The variable annuity guarantee hedge program is based on the Company entering into derivative positions to offset such exposures to GMDB and GMIB due to adverse changes in the equity markets.

GMAB, GMWB, GMWBL and FIA: The Company also issues certain products which contain embedded derivatives that are measured at estimated fair value separately from the host contracts. These products include annuity guaranteed minimum accumulation benefits ("GMAB"), guaranteed minimum withdrawal benefits without life contingencies ("GMWBs"), guaranteed minimum withdrawal benefits with life contingent payouts ("GMWBL") and FIAs. Such embedded derivatives are recorded in Future policy benefits and contract owner account balances, with changes in estimated fair value, along with attributed fees collected or payments made, are reported in Other net realized capital gains (losses) in the Statements of Operations.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

At inception of the GMAB, GMWB and GMWBL contracts, the Company projects a fee to be attributed to the embedded derivative portion of the guarantee equal to the present value of projected future guaranteed benefits. After inception, the estimated fair value of the GMAB, GMWB and GMWBL contracts is determined based on the present value of projected future guaranteed benefits, minus the present value of projected attributed fees. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates. The projection of future guaranteed benefits and future attributed fees require the use of assumptions for capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.) and policyholder behavior (e.g., lapse, benefit utilization, mortality, etc.).

The estimated fair value of the FIA contracts is based on the present value of the excess of interest payments to the contract owners over the growth in the minimum guaranteed contract value. The excess interest payments are determined as the excess of projected index driven benefits over the projected guaranteed benefits. The projection horizon is over the anticipated life of the related contracts, which takes into account best estimate actuarial assumptions, such as partial withdrawals, full surrenders, deaths, annuitizations and maturities.

The GMAB, GMWB, GMWBL and FIA embedded derivative liabilities include a risk margin to capture uncertainties related to policyholder behavior assumptions. The margin represents additional compensation a market participant would require to assume these risks.

The discount rate used to determine the fair value of GMAB, GMWB, GMWBL and FIA embedded derivative liabilities includes an adjustment to reflect the risk that these obligations will not be fulfilled (“nonperformance risk”).

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

The Company reports separately, as assets and liabilities, investments held in the separate accounts and liabilities of separate accounts if:

•	Such separate accounts are legally recognized;

•	Assets supporting the contract liabilities are legally insulated from the Company's general account liabilities;

•	Investments are directed by the contract owner or participant; and

•	All investment performance, net of contract fees and assessments, is passed through to the contract owner.

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

Long-term Debt

Long-term debt is carried at an amount equal to the unpaid principal balance, net of any remaining unamortized discount or premium attributable to issuance. Direct and incremental costs to issue the debt are recorded in Other assets on the Balance Sheets and are recognized as a component of Interest expense in the Statements of Operations over the life of the debt using the effective interest method of amortization.

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

The Company enters into dollar roll transactions by selling existing MBS and concurrently entering into an agreement to repurchase similar securities within a short time frame at a lower price. Under repurchase agreements, the Company borrows cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledges collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to the Company and the Company in turn, repays the loan amount along with the additional agreed upon interest.

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

Recognition of Insurance Revenue and Related Benefits

Premiums related to traditional life insurance contracts and payout contracts with life contingencies are recognized in Premiums in the Statements of Operations when due from the contract owner. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium (i.e., the portion of the gross premium required to provide for all expected future benefits and expenses) is deferred and recognized into revenue in a constant relationship to insurance in force. Benefits are recorded in Interest credited and other benefits to contract owners in the Statements of Operations when incurred.

Amounts received as payment for investment-type, universal life-type, fixed annuities and payout contracts without life contingencies and FIAs contracts are reported as deposits to contract owner account balances. Revenues from these contracts consist primarily of fees assessed against the contract owner account balance for mortality and policy administration charges and are reported in Fee income. Surrender charges are reported in Other revenue. In addition, the Company earns investment income from the investment of contract deposits in the Company's general account portfolio, which is reported in Net investment income in the Statements of Operations. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are deferred and amortized into revenue over the expected life of the related contracts in proportion to estimated gross profits in a manner consistent with DAC for these contracts. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration and interest credited to contract owner account balances.

Income Taxes

The Company uses certain assumptions and estimates in determining the income taxes payable or refundable to/from ING U.S., Inc. for the current year, the deferred income tax liabilities and assets for items recognized differently in its financial statements from amounts shown on its income tax returns and the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. Management exercises considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change.

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

Deferred tax assets represent the tax benefit of future deductible temporary differences and operating loss and tax credit carryforwards. The Company evaluates and tests the recoverability of its deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, the Company considers many factors, including:

•	The nature and character of the deferred tax assets and liabilities;

•	Taxable income in prior carryback years;

•	Projected future taxable income, exclusive of reversing temporary differences and carryforwards;

•	Projected future reversals of existing temporary differences;

•	The length of time carryforwards can be utilized;

•	Prudent and feasible tax planning strategies the Company would employ to avoid a tax benefit from expiring unused;

•	The nature, frequency and severity of cumulative U.S. GAAP losses in recent years; and

•	Tax rules that would impact the utilization of the deferred tax assets.

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

Certain changes or future events, such as changes in tax legislation, completion of tax audits, planning opportunities and expectations about future outcome could have an impact on the Company's estimates of valuation allowances, deferred taxes, tax provisions and effective tax rates.

Reinsurance

The Company utilizes reinsurance agreements in most aspects of its insurance business to reduce its exposure to large losses. Such reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the primary liability of the Company as direct insurer of the risks reinsured.

For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability relating to insurance risk. The Company reviews all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. The assumptions used to account for both long and short-duration reinsurance agreements are consistent with those used for the underlying contracts. Ceded future policy benefits and contract owner liabilities are reported gross on the Balance Sheets.

Long-duration: For reinsurance of long-duration contracts that transfer significant insurance risk, the difference, if any, between the amounts paid and benefits received related to the underlying contracts is included in the expected net cost of reinsurance, which is recorded as a component of the reinsurance asset or liability. Any difference between actual and expected net cost of reinsurance is recognized in the current period and included as a component of profits used to amortize DAC.

Short-duration: For prospective reinsurance of short-duration contacts that meet the criteria for reinsurance accounting, amounts paid are recorded as ceded premiums and ceded unearned premiums and are reflected as a component of Premiums in the Statements of Operations and Other assets on the Balance Sheets, respectively. Ceded unearned premiums are amortized through premiums over the remaining contract period in proportion to the amount of protection provided.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are included in Other liabilities, and deposits made are included in Deposits and reinsurance recoverable on the Balance Sheets. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as Other revenues or Other expenses, as appropriate. Periodically, the Company evaluates the adequacy of the expected payments or recoveries and adjusts the deposit asset or liability through Other revenues or Other expenses, as appropriate.

Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance. The Company also evaluates the financial strength of potential reinsurers and continually monitors the financial condition of reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on the Company’s Balance Sheets and are stated net of allowances for uncollectible reinsurance. Amounts currently recoverable and payable under reinsurance agreements are included in Reinsurance recoverable and Other liabilities, respectively. Such assets and liabilities relating to reinsurance agreements with the same reinsurer are recorded net on the Balance Sheets if a right of offset exists within the reinsurance agreement.

Premiums, Fee income and Policyholder benefits are reported net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in Other revenue.

The combined coinsurance and coinsurance funds withheld reinsurance agreements contain embedded derivatives whose carrying value is estimated based on the change in the fair value of the assets supporting the agreements.

The Company currently has significant concentrations of ceded reinsurance with its affiliates, Security Life of Denver Insurance Company ("SLD") and Security Life of Denver International Limited ("SLDI") primarily related to GICs, fixed annuities and UL policies with respect to SLD and variable annuities with respect to SLDI. The outstanding recoverable balances may fluctuate from period to period. SLDI redomesticated from the Cayman Islands to the State of Arizona, effective December 20, 2013. SLDI was approved as an Arizona-domiciled captive reinsurer by the Arizona Department of Insurance.

Participating Insurance

Participating business approximates 12.7% of the Company's ordinary life insurance in force and 28.7% of life insurance premium income. The amount of dividends to be paid is determined annually by the Board of Directors. Amounts allocable to participating contract owners are based on published dividend projections or expected dividend scales. Dividends to participating policyholders of $9.1, $9.8 and $11.1, were incurred during the years ended December 31, 2013, 2012 and 2011, respectively.

Contingencies

A loss contingency is an existing condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. Examples of loss contingencies include pending or threatened adverse litigation, threat of expropriation of assets and actual or possible claims and assessments. Amounts related to loss contingencies are accrued and recorded in Other liabilities on the Balance Sheets if it is probable that a loss has been incurred and the amount can be reasonably estimated, based on the Company's best estimate of the ultimate outcome. If determined to meet the criteria for a reserve, the Company also evaluates whether there are external legal or other costs directly associated with the resolution of the matter and accrues such costs if estimable.

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

Deferred Policy Acquisition Costs

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

The provisions of ASU 2010-26 were adopted retrospectively by the Company on January 1, 2012. As a result of implementing ASU 2010-26, the Company recognized a cumulative effect of change in accounting principle of $419.8, net of income taxes of $226.0, as a reduction to January 1, 2010 Retained earnings (deficit). In addition, the Company recognized an $8.0 increase to AOCI.

Presentation and Disclosure

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

The provisions of ASU 2013-01 and ASU 2011-11 were adopted retrospectively by the Company on January 1, 2013. The adoption had no effect on the Company's financial condition, results of operations or cash flows, as the pronouncement only pertains to additional disclosure. The disclosures required by ASU 2011-11 and ASU 2013-01 are included in "Note 3. Derivative Financial Instruments."

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The provisions of ASU 2013-02 were adopted by the Company on January 1, 2013. The adoption had no effect on the Company's financial condition, results of operations or cash flows, as the pronouncement only pertains to additional disclosure. The disclosures required by ASU 2013-02, including comparative period disclosures, are included in "Note 10. Accumulated Other Comprehensive Income (Loss)."

Future Adoption of Accounting Pronouncements

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

The provisions of ASU 2013-04 are effective for years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied retrospectively for those obligations resulting from joint and several liability arrangements that exist at the beginning of an entity's year of adoption. The Company does not expect ASU 2013-04 to have an impact on its financial condition, results of operations or cash flows, as the Company does not have any fixed obligations under joint and several liable arrangements as of December 31, 2013.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and FVO fixed maturities and equity securities were as follows as of December 31, 2013:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$1,880.9	$19.8	$43.9	$—	$1,856.8	$—
U.S. Government agencies and authorities	102.5	0.3	0.5	—	102.3	—
State, municipalities and political subdivisions	50.1	2.1	0.9	—	51.3	—
U.S. corporate securities	10,292.8	522.7	178.4	—	10,637.1	6.1

Foreign securities:(1)
Government	404.8	14.5	16.7	—	402.6	—
Other	4,753.5	276.4	37.8	—	4,992.1	—
Total foreign securities	5,158.3	290.9	54.5	—	5,394.7	—

Residential mortgage-backed securities:
Agency	1,740.3	99.0	25.7	20.2	1,833.8	—
Non-Agency	363.0	51.9	5.3	8.7	418.3	40.8
Total Residential mortgage-backed securities	2,103.3	150.9	31.0	28.9	2,252.1	40.8

Commercial mortgage-backed securities	1,471.3	145.1	1.1	—	1,615.3	—
Other asset-backed securities	534.5	19.1	13.1	—	540.5	0.7
Total fixed maturities, including securities pledged	21,593.7	1,150.9	323.4	28.9	22,450.1	47.6
Less: Securities pledged	964.1	1.8	6.7	—	959.2	—
Total fixed maturities	20,629.6	1,149.1	316.7	28.9	21,490.9	47.6
Equity securities	3.8	2.6	0.3	—	6.1	—
Total fixed maturities and equity securities investments	$20,633.4	$1,151.7	$317.0	$28.9	$21,497.0	$47.6
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

Foreign securities:(1)
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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2013, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid. MBS and Other ABS are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$797.6	$808.3
After one year through five years	4,719.8	4,978.8
After five years through ten years	7,966.4	8,039.9
After ten years	4,000.8	4,215.2
Mortgage-backed securities	3,574.6	3,867.4
Other asset-backed securities	534.5	540.5
Fixed maturities, including securities pledged	$21,593.7	$22,450.1

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of December 31, 2013 and 2012, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Shareholder's equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
December 31, 2013
Communications	$1,028.7	$76.3	$10.0	$1,095.0
Financial	1,862.1	144.4	20.8	1,985.7
Industrial and other companies	9,050.1	417.1	139.0	9,328.2
Utilities	2,659.0	140.0	39.5	2,759.5
Transportation	446.4	21.3	6.9	460.8
Total	$15,046.3	$799.1	$216.2	$15,629.2

December 31, 2012
Communications	$991.8	$138.8	$0.5	$1,130.1
Financial	1,669.5	179.0	17.6	1,830.9
Industrial and other companies	8,393.6	839.0	5.5	9,227.1
Utilities	2,573.6	310.8	9.9	2,874.5
Transportation	356.4	41.9	0.2	398.1
Total	$13,984.9	$1,509.5	$33.7	$15,460.7

Fixed Maturities and Equity Securities

The Company's fixed maturities and equity securities are currently designated as available-for-sale, except those accounted for using the FVO. Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

recorded directly in AOCI, and presented net of related changes in DAC, VOBA, and deferred income taxes. In addition, certain fixed maturities have embedded derivatives, which are reported with the host contract on the Balance Sheets.

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of December 31, 2013 and 2012, approximately 33.4% and 32.9%, respectively, of the Company's CMO holdings, such as interest-only or principal-only strips, were invested in those types of CMOs, that are subject to more prepayment and extension risk than traditional CMOs.

Repurchase Agreements

As of December 31, 2013 and 2012, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

As of December 31, 2013 and 2012, the fair value of loaned securities was $128.5 and $134.7, respectively, and is included in Securities pledged on the Balance Sheets. As of December 31, 2013 and 2012, collateral retained by the lending agent and invested in liquid assets on the Company's behalf was $132.4 and $138.9, respectively, and recorded in Short-term investments under securities loan agreement, including collateral delivered on the Balance Sheets. As of December 31, 2013 and 2012, liabilities to return collateral of $132.4 and $138.9, respectively, were included in Payables under securities loan agreement, including collateral held on the Balance Sheets.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company's financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity's economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company provided no non-contractual financial support and its carrying value represents the Company's exposure to loss. The carrying value of the equity tranches of the Collateralized loan obligations ("CLOs") of $2.5 and $4.0 as of December 31, 2013 and 2012, respectively, is included in Limited partnerships/corporations on the Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Statements of Operations.

On June 4, 2012, the Company entered into an agreement to sell certain general account private equity limited partnership investment interest holdings with a carrying value of $146.1 as of March 31, 2012. These assets were sold to a group of private equity funds that are managed by Pomona Management LLC, an affiliate of the Company. The transaction resulted in a net pre-tax loss of $16.9 in the second quarter of 2012 reported in Net investment income on the Statements of Operations. The transaction closed in two tranches with the first tranche closed on June 29, 2012 and the second tranche closed on October 29, 2012. Consideration received included $8.2 of promissory notes due in two equal installments at December 31, 2013 and 2014. In connection with these promissory notes, ING U.S., Inc. unconditionally guarantees payments of the notes in the event of any default of payment due. No additional loss was incurred on the second tranche since the fair value of the alternative investments was reduced to the agreed-upon sales price as of June 30, 2012.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Securitizations

The Company invests in various tranches of securitization entities, including RMBS, CMBS and ABS. Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company through its investments or other arrangements does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and will not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale as described in "Note 1. Business, Basis of Presentation and Significant Accounting Policies," and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS which are accounted for under the FVO for which changes in fair value are reflected in Other net realized gains (losses) in the Statements of Operations. The Company's maximum exposure to loss on these structured investments is limited to the amount of its investment.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2013:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses
U.S. Treasuries	$807.0	$12.7		$729.3	$31.2	$—	$—		$1,536.3	$43.9
U.S. Government agencies and authorities	9.5	—	*	49.2	0.5	—	—		58.7	0.5
U.S. corporate, state and municipalities	1,211.0	25.4		2,022.2	134.1	206.6	19.8		3,439.8	179.3
Foreign	340.9	5.3		639.9	43.8	40.9	5.4		1,021.7	54.5
Residential mortgage-backed	376.1	3.2		570.6	19.2	130.1	8.6		1,076.8	31.0
Commercial mortgage-backed	78.6	1.1		—	—	1.2	—	*	79.8	1.1
Other asset-backed	51.9	0.3		12.1	0.2	117.8	12.6		181.8	13.1
Total	$2,875.0	$48.0		$4,023.3	$229.0	$496.6	$46.4		$7,394.9	$323.4
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
* Less than $0.1.

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 91.5% and 87.9% of the average book value as of December 31, 2013 and 2012, respectively.

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
December 31, 2013
Six months or less below amortized cost	$2,990.4	$7.5	$58.7	$1.8	334	6
More than six months and twelve months or less below amortized cost	4,264.7	25.8	226.0	6.7	474	6
More than twelve months below amortized cost	419.6	10.3	27.4	2.8	122	9
Total	$7,674.7	$43.6	$312.1	$11.3	930	21

December 31, 2012
Six months or less below amortized cost	$553.1	$27.3	$22.8	$6.5	116	13
More than six months and twelve months or less below amortized cost	151.9	2.9	7.9	1.0	35	3
More than twelve months below amortized cost	290.1	149.2	10.0	46.1	83	55
Total	$995.1	$179.4	$40.7	$53.6	234	71

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
December 31, 2013
U.S. Treasuries	$1,580.2	$—	$43.9	$—	15	—
U.S. Government agencies and authorities	59.2	—	0.5	—	3	—
U.S. corporate, state and municipalities	3,604.2	14.9	175.5	3.8	479	1
Foreign	1,067.8	8.4	52.5	2.0	185	3
Residential mortgage-backed	1,103.4	4.4	29.9	1.1	187	10
Commercial mortgage-backed	80.9	—	1.1	—	14	—
Other asset-backed	179.0	15.9	8.7	4.4	47	7
Total	$7,674.7	$43.6	$312.1	$11.3	930	21

December 31, 2012
U.S. Treasuries	$—	$—	$—	$—	—	—
U.S. Government agencies and authorities	—	—	—	—	—	—
U.S. corporate, state and municipalities	370.3	15.0	7.5	6.4	50	1
Foreign	187.8	50.0	7.6	14.9	20	10
Residential mortgage-backed	277.3	62.9	13.3	18.1	112	43
Commercial mortgage-backed	33.2	1.6	2.5	0.5	12	1
Other asset-backed	126.5	49.9	9.8	13.7	40	16
Total	$995.1	$179.4	$40.7	$53.6	234	71

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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of December 31, 2013, the Company had no new private placement troubled debt restructurings and had 20 new commercial mortgage loan troubled debt restructurings with a pre-modification and post-modification carrying value of $24.6. The 20 commercial mortgage loans comprise a portfolio of cross-defaulted, cross-collateralized individual loans, which are owned by the same sponsor. Between the date of the troubled debt restructurings and December 31, 2013, these loans have repaid $1.2 in principal. As of December 31, 2012, the Company did not have any new private placement or commercial mortgage loan troubled debt restructurings.

As of December 31, 2013 and 2012, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

Mortgage Loans on Real Estate

The Company's mortgage loans on real estate are all commercial mortgage loans held for investment, which are reported at amortized cost, less impairment write-downs and allowance for losses. The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk.  The Company manages risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate. Subsequently, the Company continuously evaluates all mortgage loans based on relevant current information including a review of loan-specific credit quality, property characteristics and market trends. Loan performance is monitored on a loan specific basis through the review of submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review ensures properties are performing at a consistent and acceptable level to secure the debt. The components to evaluate debt service coverage are received and reviewed at least annually to determine the level of risk.

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	December 31,
	2013	2012
Commercial mortgage loans	$2,838.4	$2,836.2
Collective valuation allowance	(1.1)	(1.2)
Total net commercial mortgage loans	$2,837.3	$2,835.0

The following table summarizes the activity in the allowance for losses for all commercial mortgage loans for the periods indicated:

	Year Ended December 31,
	2013	2012
Collective valuation allowance for losses, balance at January 1	$1.2	$1.5
Addition to / (reduction of) allowance for losses	(0.1)	(0.3)
Collective valuation allowance for losses, end of period	$1.1	$1.2

There were no impairments taken on the mortgage loan portfolio for the years ended December 31, 2013 and 2012.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	December 31,
	2013	2012
Impaired loans with allowances for losses	$—	$—
Interest income recognized on impaired loans, on an accrual basis	—	—
Impaired loans without allowances for losses	23.4	—
Subtotal	23.4	—
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$23.4	$—
Unpaid principal balance of impaired loans	$23.4	$—

The following table presents information on restructured loans as of the dates indicated:

	December 31,
	2013	2012
Troubled debt restructured loans	$23.4	$—

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

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Impaired loans, average investment during the period (amortized cost) (1)	$11.7	$—	$8.3
Interest income recognized on impaired loans, on an accrual basis (1)	0.7	—	—
Interest income recognized on impaired loans, on a cash basis (1)	0.7	—	—
Interest income recognized on troubled debt restructured loans, on an accrual basis	0.7	—	—
(1) Includes amounts for Troubled debt restructured loans.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of December 31, 2013 and 2012. There were no loans 90 days or more past due or loans in arrears with respect to principal and interest as of December 31, 2013 and 2012.

Loan-to-value ("LTV") and debt service coverage ("DSC") ratios are measures commonly used to assess the risk and quality of mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property's net income to its debt service payments. A DSC ratio of less than 1.0 indicates that property's operations do not generate sufficient income to cover debt payments. These ratios are utilized as part of the review process described above.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the LTV ratios as of the dates indicated:

	December 31,
	2013(1)	2012(1)
Loan-to-Value Ratio:
0% - 50%	$499.8	$658.9
50% - 60%	761.3	848.0
60% - 70%	1,458.1	1,169.4
70% - 80%	112.6	149.4
80% and above	6.6	10.5
Total Commercial mortgage loans	$2,838.4	$2,836.2
(1) Balances do not include allowance for mortgage loan credit losses.

The following table presents the DSC ratios as of the dates indicated:

	December 31,
	2013(1)		2012(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,003.2		$1,970.9
1.25x - 1.5x	468.5		464.8
1.0x - 1.25x	240.2		259.2
Less than 1.0x	126.5		141.3
Commercial mortgage loans secured by land or construction loans	—	*	—
Total Commercial mortgage loans	$2,838.4		$2,836.2
* Less than $0.1.
(1) Balances do not include allowance for mortgage loan credit losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	December 31,
	2013(1)		2012(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$682.8	24.1%	$622.7	22.1%
South Atlantic	560.9	19.8%	528.3	18.6%
West South Central	377.2	13.3%	373.7	13.2%
East North Central	337.6	11.9%	347.2	12.2%
Middle Atlantic	334.0	11.8%	338.9	11.9%
Mountain	282.1	9.9%	338.2	11.9%
West North Central	131.4	4.6%	135.8	4.8%
New England	71.9	2.5%	77.5	2.7%
East South Central	60.5	2.1%	73.9	2.6%
Total Commercial mortgage loans	$2,838.4	100.0%	$2,836.2	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	December 31,
	2013(1)		2012(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Industrial	$998.3	35.2%	$1,159.2	41.0%
Retail	800.2	28.2%	711.8	25.0%
Apartments	412.4	14.5%	366.8	12.9%
Office	388.3	13.7%	427.4	15.1%
Hotel/Motel	99.1	3.5%	69.0	2.4%
Mixed Use	53.7	1.9%	16.6	0.6%
Other	86.4	3.0%	85.4	3.0%
Total Commercial mortgage loans	$2,838.4	100.0%	$2,836.2	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	December 31,
	2013(1)	2012(1)
Year of Origination:
2013	$641.3	$—
2012	307.5	314.3
2011	748.4	795.4
2010	170.8	184.8
2009	45.6	65.9
2008	128.5	253.8
2007 and prior	796.3	1,222.0
Total Commercial mortgage loans	$2,838.4	$2,836.2
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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company's credit-related and intent-related impairments included in the Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Year Ended December 31,
	2013		2012		2011
	Impairment	No. of Securities	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$6.0	3	$9.5	17
Foreign(1)	1.4	1	0.7	3	27.2	52
Residential mortgage-backed	7.5	57	9.7	55	12.3	65
Commercial mortgage-backed	0.3	2	1.7	1	49.7	14
Other asset-backed	1.1	3	0.4	3	74.8	60
Mortgage loans on real estate	—	—	—	—	6.9	5
Total	$10.3	63	$18.5	65	$180.4	213
(1) Primarily U.S. dollar denominated.

The above tables include $6.4, $14.7 and $27.6 related to credit impairments for the years ended December 31, 2013, 2012 and 2011, respectively, in Other-than-temporary impairments, which are recognized in the Statements of Operations. The remaining $3.9, $3.8 and $152.8, for the years ended December 31, 2013, 2012 and 2011, respectively, are related to intent impairments.

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Year Ended December 31,
	2013		2012			2011
	Impairment	No. of Securities	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$0.5		1	$9.5	16
Foreign(1)	—	—	0.7		3	24.1	48
Residential mortgage-backed	3.6	12	0.9		6	1.8	8
Commercial mortgage-backed	0.3	2	1.7		1	45.5	14
Other asset-backed	—	—	—	*	1	71.9	59
Total	$3.9	14	$3.8		12	$152.8	145
* Less than $0.1.
(1) Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations, new factors, including changes in the business environment, can change the Company's previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Balance at January 1	$47.9	$64.1	$118.2
Additional credit impairments:
On securities not previously impaired	0.5	4.8	5.0
On securities previously impaired	3.8	6.8	6.7
Reductions:
Securities intent impaired	—	—	(3.4)
Securities sold, matured, prepaid or paid down	(10.1)	(27.8)	(62.4)
Balance at December 31	$42.1	$47.9	$64.1

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Year Ended December 31,
	2013		2012	2011
Fixed maturities	$1,075.8		$1,137.9	$1,242.5
Equity securities, available-for-sale	3.6		4.0	3.7
Mortgage loans on real estate	152.9		166.3	174.9
Policy loans	5.7		5.7	6.6
Short-term investments and cash equivalents	0.4		0.2	2.0
Other	79.7	(1)	23.7	38.4
Gross investment income	1,318.1		1,337.8	1,468.1
Less: investment expenses	50.9		52.3	58.8
Net investment income	$1,267.2		$1,285.5	$1,409.3
(1) Includes $42.4 in conjunction with a bankruptcy settlement for a prime broker who held assets on behalf of a limited partnership previously written down to realizable value.

As of December 31, 2013 and 2012, the Company did not have any investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Such interest income is recorded in Net investment income in the Statements of Operations.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net realized capital gains (losses) were as follows for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Fixed maturities, available-for-sale, including securities pledged	$(11.4)	$138.0	$33.7
Fixed maturities, at fair value option	(89.0)	(57.7)	(34.4)
Equity securities, available-for-sale	—	(0.2)	(0.2)
Derivatives	(3,050.2)	(1,654.0)	744.4
Embedded derivatives - fixed maturities	(24.3)	(4.2)	4.3
Embedded derivatives - product guarantees	961.7	202.9	(1,699.1)
Other investments	(2.6)	1.1	(5.7)
Net realized capital gains (losses)	$(2,215.8)	$(1,374.1)	$(957.0)
After-tax net realized capital gains (losses)	$(1,440.3)	$(932.8)	$(513.1)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax were as follows for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Proceeds on sales	$4,548.9	$4,652.0	$3,821.9
Gross gains	41.6	177.8	238.0
Gross losses	27.0	14.3	33.7

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

Options: The Company uses put options to manage the equity, interest rate, and equity volatility risk of the economic liabilities associated with certain variable annuity minimum guaranteed living benefits. The Company also uses call options to hedge against an increase in various equity indices. Such increases may result in increased payments to the holders of the FIA contracts. The Company pays an upfront premium to purchase these options. The Company utilizes these options in non-qualifying hedging relationships.

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

Embedded derivatives: The Company also invests in certain fixed maturity instruments and has issued certain annuity products that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity rates, or credit ratings/spreads. In addition, the Company has entered into a coinsurance with a funds withheld arrangement which contains an embedded derivative whose fair value is based on the change in the fair value of the underlying assets held in trust.  The embedded derivatives for certain fixed maturity instruments, certain annuity products and coinsurance with funds withheld arrangements are reported with the host contract in investments, in Future policy benefits and contract owner account balances, Deposit and reinsurance recoverable (assumed reinsurance) or Funds held under reinsurance treaties with affiliates (ceded reinsurance), respectively, on the Balance Sheets. Changes in the fair value of embedded derivatives within fixed maturity investments and within annuity products are recorded in Other net realized capital gains (losses) in the Statements of Operations. Changes in fair value of embedded derivatives with reinsurance agreements are reported in Interest credited and other benefits to contract owners/policyholders in the Statements of Operations.

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

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	December 31,
	2013			2012
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$7.7	$—	$0.1	$—	$—	$—
Foreign exchange contracts	57.1	1.8	0.7	—	—	—
Fair value hedges:
Interest rate contracts	365.6	4.8	9.7	—	—	—
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	26,485.1	193.0	651.4	31,588.1	1,283.5	539.5
Foreign exchange contracts	903.8	7.2	17.8	1,508.7	10.4	27.4
Equity contracts	11,304.7	131.0	52.2	14,482.7	86.4	231.7
Credit contracts	220.0	4.6	—	155.5	1.0	—
Embedded derivatives:
Within fixed maturity investments	N/A	28.9	—	N/A	50.8	—
Within annuity products	N/A	—	2,594.5	N/A	—	3,397.8
Within reinsurance agreements	N/A	(8.4)	(38.0)	N/A	19.6	301.3
Total		$362.9	$3,288.4		$1,451.7	$4,497.7
N/A - Not Applicable
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Balance Sheets at fair value.

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify as part of a hedging relationship as of December 31, 2013 and 2012. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being “highly effective” as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments which do not qualify as effective accounting hedges under ASC Topic 815.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of OTC and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	December 31, 2013
	Notional Amount	Assets Fair Value	Liability Fair Value
Credit contracts	$220.0	$4.6	$—
Equity contracts	4,225.3	129.1	31.7
Foreign exchange contracts	960.9	9.0	18.5
Interest rate contracts	26,858.5	197.8	661.2
		340.5	711.4
Counterparty netting(1)		(283.5)	(283.5)
Cash collateral netting(1)		(37.4)	—
Securities collateral netting(1)		(8.8)	(350.0)
Net receivables/payables		$10.8	$77.9
(1) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting rules.

	December 31, 2012
	Notional Amount	Assets Fair Value	Liability Fair Value
Credit contracts	$155.5	$1.0	$—
Equity contracts	3,739.8	62.5	19.1
Foreign exchange contracts	1,508.7	10.4	27.4
Interest rate contracts	31,588.1	1,283.5	539.5
		1,357.4	586.0
Counterparty netting(1)		(548.3)	(548.3)
Cash collateral netting(1)		(730.4)	—
Securities collateral netting(1)		(42.3)	(8.1)
Net receivables/payables		$36.4	$29.6
(1) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting rules.

Collateral

Under the terms of the Company's Over-The-Counter ("OTC") Derivative International Swaps and Derivatives Association, Inc. ("ISDA ") agreements, the Company may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Balance Sheets. As of December 31, 2013, the Company held $35.2 and $12.3 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2012, the Company held $766.7 of net cash collateral related to OTC derivative contracts. In addition, as of December 31, 2013 and 2012, the Company delivered securities as collateral of $830.7 and $579.3, respectively.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Year Ended December 31,
	2013		2012	2011
Derivatives: Qualifying for hedge accounting(1):
Cash flow hedges:
Interest rate contracts	$—	*	$—	$—
Foreign exchange contracts	0.2		—	—
Fair value hedges:
Interest rate contracts	15.6		—	—
Derivatives: Non-qualifying for hedge accounting(2):
Interest rate contracts	(920.0)		121.6	1,300.8
Foreign exchange contracts	53.6		2.4	(5.8)
Equity contracts	(2,204.2)		(1,779.3)	(548.2)
Credit contracts	4.6		1.3	(2.4)
Embedded derivatives:
Within fixed maturity investments(2)	(24.3)		(4.2)	4.3
Within annuity products(2)	961.7		202.9	(1,699.1)
Within reinsurance agreements(3)	311.3		50.9	(251.8)
Total	$(1,801.5)		$(1,404.4)	$(1,202.2)
* Less than $0.1.
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Statements of Operations. For the years ended December 31, 2013, 2012 and 2011, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Statements of Operations.
(3) Changes in value are included in Interest credited and other benefits to contract owners/policyholders in the Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company's portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. The Company has ISDA agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty.  To the extent cash collateral is received, it is included in Payables under securities loan agreements, including collateral held, on the Balance Sheets and is reinvested in short-term investments.  Collateral held is used in accordance with the CSA to satisfy any obligations.  Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Balance Sheets. As of December 31, 2013 and 2012, the fair value of credit default swaps of $4.6 and $1.0, respectively, were included in Derivatives assets and there were no credit default swaps included in Derivatives liabilities on the Balance Sheets.  As of December 31, 2013 and 2012, the maximum potential future exposure to the Company was $220.0 and $155.5, respectively, on credit default swaps. These instruments are typically written for a maturity period of five years and contain no recourse provisions.  If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

4.	Fair Value Measurements

Fair Value Measurement

The Company categorizes its financial instruments into a three-level hierarchy based on the priority of the inputs to the valuation technique, pursuant to the Fair Value Measurements and disclosures of the ASC Topic 820. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

on the lowest priority level input that is significant to the fair value measurement of the instrument. Financial assets and liabilities recorded at fair value on the Balance Sheets are categorized as follows:

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3		Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,847.4	$9.4	$—		$1,856.8
U.S Government agencies and authorities	—	98.1	4.2		102.3
U.S. corporate, state and municipalities	—	10,598.0	90.4		10,688.4
Foreign(1)	—	5,370.1	24.6		5,394.7
Residential mortgage-backed securities	—	2,224.5	27.6		2,252.1
Commercial mortgage-backed securities	—	1,615.3	—		1,615.3
Other asset-backed securities	—	518.5	22.0		540.5
Total fixed maturities, including securities pledged	1,847.4	20,433.9	168.8		22,450.1
Equity securities, available-for-sale	6.1	—	—	*	6.1
Derivatives:
Interest rate contracts	—	197.8	—		197.8
Foreign exchange contracts	—	9.0	—		9.0
Equity contracts	1.9	72.1	57.0		131.0
Credit contracts	—	4.6	—		4.6
Embedded derivative on reinsurance	—	(8.4)	—		(8.4)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,123.6	5.0	—		1,128.6
Assets held in separate accounts	42,008.3	—	—		42,008.3
Total assets	$44,987.3	$20,714.0	$225.8		$65,927.1

Liabilities:
Annuity product guarantees:
FIA	$—	$—	$1,693.5		$1,693.5
GMAB / GMWB / GMWBL(2)	—	—	901.0		901.0
Derivatives:
Interest rate contracts	—	661.2	—		661.2
Foreign exchange contracts	—	18.5	—		18.5
Equity contracts	20.5	31.7	—		52.2
Embedded derivative on reinsurance	—	(38.0)	—		(38.0)
Total liabilities	$20.5	$673.4	$2,594.5		$3,288.4
* Less than $0.1.
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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,303.7	$7.8	$—	$1,311.5
U.S Government agencies and authorities	—	23.7	—	23.7
U.S. corporate, state and municipalities	—	10,513.9	113.6	10,627.5
Foreign(1)	—	5,345.7	20.9	5,366.6
Residential mortgage-backed securities	—	1,829.5	24.2	1,853.7
Commercial mortgage-backed securities	—	1,763.6	—	1,763.6
Other asset-backed securities	—	602.5	78.2	680.7
Total fixed maturities, including securities pledged	1,303.7	20,086.7	236.9	21,627.3
Equity securities, available-for-sale	14.0	—	15.8	29.8
Derivatives:
Interest rate contracts	—	1,283.5	—	1,283.5
Foreign exchange contracts	—	10.4	—	10.4
Equity contracts	23.9	50.8	11.7	86.4
Credit contracts	—	1.0	—	1.0
Embedded derivative on reinsurance	—	19.6	—	19.6
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	3,115.0	6.1	—	3,121.1
Assets held in separate accounts	39,799.1	—	—	39,799.1
Total assets	$44,255.7	$21,458.1	$264.4	$65,978.2

Liabilities:
Annuity product guarantees:
FIA	$—	$—	$1,393.8	$1,393.8
GMAB / GMWB / GMWBL(2)	—	—	2,004.0	2,004.0
Derivatives:
Interest rate contracts	0.4	539.1	—	539.5
Foreign exchange contracts	—	27.4	—	27.4
Equity contracts	212.6	19.1	—	231.7
Embedded derivative on reinsurance	—	301.3	—	301.3
Total liabilities	$213.0	$886.9	$3,397.8	$4,497.7
(1) Primarily U.S. dollar denominated
(2) Guaranteed minimum accumulation benefits ("GMAB"), Guaranteed minimum withdrawal benefits ("GMWB") and Guaranteed minimum withdrawal benefits with life payout ("GMWBL").

Valuation of Financial Assets and Liabilities at Fair Value

Certain assets and liabilities are measured at estimated fair value on the Company's Balance Sheets. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The exit price and the transaction (or entry) price will be the same at initial recognition in many circumstances. However, in certain cases, the transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to transfer a liability to a third-party with an equal credit standing. Fair value is required to be a market-based measurement that is determined based on a hypothetical transaction at the measurement date, from a market participant's perspective. The Company

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

considers three broad valuation techniques when a quoted price is unavailable: (i) the market approach, (ii) the income approach and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given the instrument being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available.

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

Broker quotes and prices obtained from pricing services are reviewed and validated through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.  As of December 31, 2013, $110.5 and $17.4 billion of a total fair value of $22.5 billion in fixed maturities, including securities pledged, were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing. As of December 31, 2012, $157.7 and $16.3 billion of a total fair value of $21.6 billion in fixed maturities, including securities pledged, were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing.

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

Fair values of privately placed bonds are determined primarily using a matrix-based pricing model and are generally classified as Level 2 assets.  The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer and cash flow characteristics of the security.  Also considered are factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees and the Company's evaluation of the borrower's ability to compete in its relevant market. Using this data, the model generates estimated market values which the Company considers reflective of the fair value of each privately placed bond.

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

Derivatives: Derivatives are carried at fair value which is determined using the Company's derivative accounting system in conjunction with observable key financial data from third party sources, such as yield curves, exchange rates, S&P 500 Index prices, London Interbank Offered Rates ("LIBOR") and Overnight Index Swap ("OIS") rates. In June 2012, the Company began using OIS rather than LIBOR for valuations of collateralized interest rate derivatives, which are obtained from third-party sources. For those derivatives that are unable to be valued by the accounting system, the Company typically utilizes values established by third-party brokers. Counterparty credit risk is considered and incorporated in the Company's valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company's policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company's nonperformance risk is also considered and incorporated in the Company's valuation process. Valuations for the Company's futures and interest rate forward contracts are based on unadjusted quoted prices from an active exchange and, therefore, are classified as Level 1. The Company also has certain credit default swaps and options that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. However, all other derivative instruments are valued based on market observable inputs and are classified as Level 2.

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

The Company records an embedded derivative liability for its FIA contracts for interest payments to contract holders above the growth in the minimum guaranteed contract value. The guarantee is treated as an embedded derivative and is required to be accounted for separately from the host contract. The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by market implied assumptions. These derivatives are classified as Level 3 liabilities in the fair value hierarchy.

The discount rate used to determine the fair value of the Company's GMAB, GMWB, GMWBL and FIA embedded derivative liabilities includes an adjustment for nonperformance risk. Through June 30, 2012, the Company's nonperformance risk adjustment was based on the credit default swap spreads of ING Insurance, the Company's indirect parent company and applied to the risk-free swap curve in the Company's valuation models for these product guarantees. As a result of the availability of ING U.S., Inc.'s market observable data following the issuance of long-term debt on July 13, 2012, the Company changed its estimate of

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

nonperformance risk as of the beginning of the third quarter of 2012 to incorporate a blend of observable, similarly rated peer company credit default swap spreads, adjusted to reflect the credit quality of the Company as well as an adjustment to reflect the priority of policyholder claims.

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

Embedded derivative on reinsurance: The carrying value of the embedded derivative is estimated based upon the change in the fair value of the assets supporting the funds withheld payable and funds withheld by ceding companies receivable under the combined coinsurance and coinsurance funds withheld reinsurance agreements. As the fair value of the assets held in trust is based on a quoted market price (Level 1), the fair value of the embedded derivative is based on market observable inputs and is classified as Level 2.
Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the years ended December 31, 2013 and 2012.  The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the year ended December 31, 2013:

	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:			Purchases		Issuances	Sales	Settlements		Transfers in to Level 3(2)	Transfers out of Level 3(2)		Fair Value as of December 31		Change In Unrealized Gains (Losses) Included in Earnings (3)
		Net Income		OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—		$—	$4.2		$—	$—	$—		$—	$—		$4.2		$—
U.S. corporate, state and municipalities	113.6	(0.2)		(0.7)	—	*	—	—	(18.2)		0.7	(4.8)		90.4		(0.2)
Foreign	20.9	—	*	(0.4)	13.1		—	(1.1)	(13.4)		5.5	—	*	24.6		—	*
Residential mortgage-backed securities	24.2	(0.5)		(0.5)	15.3		—	(0.2)	—	*	—	(10.7)		27.6		(0.5)
Other asset-backed securities	78.2	6.4		(2.9)	—		—	(36.4)	(7.7)		—	(15.6)		22.0		2.3
Total fixed maturities, including securities pledged	$236.9	$5.7		$(4.5)	$32.6		$—	$(37.7)	$(39.3)		$6.2	$(31.1)		$168.8		$1.6

Equity securities, available-for-sale	$15.8	$(0.2)		$(0.2)	$—		$—	$—	$—	*	$—	$(15.4)		$—	*	$—
Derivatives:
Annuity product guarantees:
FIA(1)	(1,393.8)	(275.7)		—	—		(108.2)	—	84.2		—	—		(1,693.5)		—
GMWB/GMAB/GMWBL(1)	(2,004.0)	1,237.4		—	—		(134.9)	—	0.5		—	—		(901.0)		—
Other derivatives, net:	11.7	98.4		—	20.7		—	—	(73.8)		—	—		57.0		28.1
* Less than $0.1.
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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the year ended December 31, 2012:

	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers in to Level 3(2)	Transfers out of Level 3(2)	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings (3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate, state and municipalities	124.5	0.6	(1.9)	—	—	—	(22.3)	36.3	(23.6)	113.6	0.6
Foreign	56.9	0.6	(0.5)	—	—	(4.0)	(5.6)	8.3	(34.8)	20.9	—
Residential mortgage-backed securities	60.7	(0.8)	0.2	—	—	—	(1.0)	—	(34.9)	24.2	(0.8)
Other asset-backed securities	72.8	6.4	3.1	—	—	(16.6)	(4.4)	16.9	—	78.2	2.6
Total fixed maturities, including securities pledged	$314.9	$6.8	$0.9	$—	$—	$(20.6)	$(33.3)	$61.5	$(93.3)	$236.9	$2.4

Equity securities, available-for-sale	$16.3	$(0.1)	$(0.1)	$2.3	$—	$(2.4)	$—	$—	$(0.2)	$15.8	$—
Derivatives:
Annuity product guarantees:
FIA(1)	(1,282.2)	(173.7)	—	—	(81.2)	—	143.3	—	—	(1,393.8)	—
GMWB/GMAB/GMWBL(1)	(2,229.9)	376.6	—	—	(151.3)	—	0.6	—	—	(2,004.0)	—
Other derivatives, net	(4.4)	(0.9)	—	18.5	—	—	—	—	(1.5)	11.7	(6.7)
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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the years ended December 31, 2013 and 2012, the transfers in and out of Level 3 for fixed maturities, including securities pledged and equity securities, were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

The fair value of certain options and swap contracts are valued using observable inputs and were transferred from Level 3 to Level 2 during the year ended December 31, 2012.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2013:

Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA
Long-term equity implied volatility	15% to 25%		15% to 25%		—
Interest rate implied volatility	0.2% to 16%		0.2% to 16%		—
Correlations between:
Equity Funds	50% to 98%		50% to 98%		—
Equity and Fixed Income Funds	-33% to 62%		-33% to 62%		—
Interest Rates and Equity Funds	-30% to -14%		-30% to -14%		—
Nonperformance risk	-0.1% to 0.79%		-0.1% to 0.79%		-0.1% to 0.79%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—
Partial Withdrawals	0% to 10%		0% to 10%		—
Lapses	0.08% to 40%	(3)	0.08% to 31%	(3)	0% to 10%	(3)
Mortality	—	(4)	—	(4)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 30% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, we assume that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money". The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of December 31, 2013 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)
< 60	$2.1	$1.4	$3.5	5.4
60-69	5.0	2.5	7.5	1.3
70+	3.9	1.3	5.2	0.0	*
	$11.0	$5.2	$16.2	2.3
* Less than 0.1.

(3)
Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period. The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of December 31, 2013 (account value amounts are in $ billions).

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value	Lapse Range
During Surrender Charge Period
	In the Money**	$—	*	0.08% to 8.2%	$5.5	0.08% to 5.5%
	Out of the Money	—	*	0.41% to 12%	3.1	0.36% to 11%
After Surrender Charge Period
	In the Money**	—	*	2.5% to 21%	5.6	1.5% to 21%
	Out of the Money	0.1		12% to 31%	2.8	6.9% to 40%
* Less than $0.1.
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
* Less than $0.1.
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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	December 31,
	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$22,450.1	$22,450.1	$21,627.3	$21,627.3
Equity securities, available-for-sale	6.1	6.1	29.8	29.8
Mortgage loans on real estate	2,837.3	2,867.0	2,835.0	2,924.7
Policy loans	94.9	94.9	101.8	101.8
Limited partnerships/corporations	133.2	133.2	166.9	166.9
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	1,128.6	1,128.6	3,121.1	3,121.1
Derivatives	342.4	342.4	1,381.3	1,381.3
Other investments	56.2	56.2	80.7	80.7
Deposits from affiliates	747.2	807.7	901.7	984.4
Embedded derivative on reinsurance	(8.4)	(8.4)	19.6	19.6
Assets held in separate accounts	42,008.3	42,008.3	39,799.1	39,799.1
Liabilities:
Investment contract liabilities:
Deferred annuities(1)	18,979.6	19,377.2	20,262.4	21,062.8
Funding agreements with fixed maturities and guaranteed investment contracts	1,530.5	1,499.3	1,818.6	1,718.0
Supplementary contracts, immediate annuities and other	1,822.6	1,942.3	1,094.1	1,194.4
Annuity product guarantees:
FIA	1,693.5	1,693.5	1,393.8	1,393.8
GMAB/GMWB/GMWBL	901.0	901.0	2,004.0	2,004.0
Derivatives	731.9	731.9	798.6	798.6
Long-term debt	435.0	471.2	435.0	491.6
Embedded derivative on reinsurance	(38.0)	(38.0)	301.3	301.3
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

Policy loans: The fair value of policy loans approximates the carrying value of the loans. Policy loans are collateralized by the cash surrender value of the associated insurance contracts and are classified as Level 2.

Limited partnerships/corporations: The fair values for these investments, primarily private equity fund of funds and hedge funds, is based on actual or estimated Net Asset Value ("NAV") information as provided by the investee and are classified as Level 3.

Other investments: FHLB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value and is classified as Level 1.

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

Funding agreements with fixed maturities and guaranteed investment contracts: Fair value is estimated by discounting cash flows, including associated expenses for maintaining the contracts, at rates, that are risk-free rates plus an adjustment for nonperformance risk. These liabilities are classified as Level 2.

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

Long-term debt: Estimated fair value of the Company's notes to affiliates is based upon discounted future cash flows using a discount rate approximating the current market rate, incorporating nonperformance risk and is classified as Level 2.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC and VOBA was as follows for the periods indicated.

	DAC	VOBA	Total
Balance at January 1, 2011	$2,758.9	$66.5	$2,825.4
Deferrals of commissions and expenses	126.8	—	126.8
Amortization:
Amortization	742.6	(11.0)	731.6
Interest accrued(1)	169.1	3.7	172.8
Net amortization included in the Statements of Operations	911.7	(7.3)	904.4
Change in unrealized capital gains/losses on available-for-sale securities	(470.9)	(13.1)	(484.0)
Balance at December 31, 2011	3,326.5	46.1	3,372.6
Deferrals of commissions and expenses	107.8	—	107.8
Amortization:
Amortization	(582.0)	(27.5)	(609.5)
Interest accrued(1)	262.7	3.1	265.8
Net amortization included in the Statements of Operations	(319.3)	(24.4)	(343.7)
Change in unrealized capital gains/losses on available-for-sale securities	(146.8)	6.7	(140.1)
Balance at December 31, 2012	2,968.2	28.4	2,996.6
Deferrals of commissions and expenses	99.7	—	99.7
Amortization:
Amortization(2)	(1,681.3)	12.5	(1,668.8)
Interest accrued(1)	143.1	3.3	146.4
Net amortization included in the Statements of Operations	(1,538.2)	15.8	(1,522.4)
Change in unrealized capital gains/losses on available-for-sale securities	742.0	14.4	756.4
Balance at December 31, 2013	$2,271.7	$58.6	$2,330.3
(1) Interest accrued at the following rates for VOBA: 1.0% to 6.0% during 2013, 3.0% to 7.0% during 2012 and 3.0% to 7.0% during 2011.
(2) Includes loss recognition for DAC and VOBA of $305.0 and $1.0, respectively.

The estimated amount of VOBA amortization expense, net of interest, is presented in the following table. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results and/or changes in best estimates of future results.

Year	Amount
2014	$9.1
2015	8.8
2016	8.1
2017	7.8
2018	8.1

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

6.    Sales Inducements

During the year ended December 31, 2013, 2012 and 2011, the Company capitalized $27.4, $29.8 and $32.2, respectively, of sales inducements. During the years ended December 31, 2013, 2012 and 2011, the Company amortized $(472.0), $(303.1) and $461.8, respectively, of sales inducements. The unamortized balance of capitalized sales inducements was $482.2 and $741.6 as of December 31, 2013 and 2012, respectively.

7.    Guaranteed Benefit Features

While the Company ceased new sales of certain retail variable annuity products in 2010, its currently-sold retail variable annuity contracts with separate account options guarantee the contract owner a return of no less than (i) total deposits made to the contract less any partial withdrawals, (ii) total deposits made to the contract less any partial withdrawals plus a minimum return, or (iii) the highest contract value on a specified date minus any withdrawals. These guarantees include benefits that are payable in the event of death, annuitization or at specified dates.

The Company also offers optional guaranteed withdrawal benefit provisions on its indexed annuity products. This provision guarantees an annual withdrawal amount for life that is calculated as a percentage of the benefit base, which equals premium paid at the time of product issue, and can increase by a rollup percentage (mainly 7% or 6%, depending on versions of the benefit) or annual rachet. The percentage used to determine the guaranteed annual withdrawal amount may vary by age at first withdrawal and depends on whether the benefit is for a single life, or joint lives.

The Company’s major source of income from guaranteed benefit features is the base contract mortality, expense, and guaranteed death and living benefit rider fees charged to the contract owner, less the costs of administering the product and providing for the guaranteed death and living benefits.

The Company's retail variable annuity contracts offer one or more of the following guaranteed death and living benefits:

Guaranteed Minimum Death Benefits (GMDB)

•	Standard. Guarantees that, upon the death of the individual specified in the policy, the death benefit will be no less than the premiums paid by the customer, adjusted for withdrawals.

•
Ratchet. Guarantees that, upon the death of the individual specified in the policy, the death benefit will be no less than the greater of (1) Standard or (2) the maximum policy anniversary (or quarterly) value of the variable annuity, adjusted for withdrawals.

•
Rollup. Guarantees that, upon the death of the individual specified in the policy, the death benefit will be no less than the aggregate premiums paid by the contract owner, with interest at the contractual rate per annum, adjusted for withdrawals. The Rollup may be subject to a maximum cap on the total benefit.

•	Combo. Guarantees that, upon the death of the individual specified in the policy, the death benefit will be no less than the greater of (1) Ratchet or (2) Rollup.

Guaranteed Minimum Living Benefits

Guaranteed Minimum Income Benefit (GMIB). Guarantees a minimum income payout, exercisable only on a contract anniversary on or after a specified date, in most cases 10 years after purchase of the GMIB rider. The income payout is determined based on contractually established annuity factors multiplied by the benefit base. The benefit base equals the premium paid at the time of product issue and may increase over time based on a number of factors, including a rollup percentage (mainly 7% or 6% depending on the version of the benefit) and ratchet frequency subject to maximum caps which vary by product version (200%, 250% or 300% of initial premium).

Guaranteed Minimum Withdrawal Benefit and Guaranteed Minimum Withdrawal Benefit for Life (GMWB/GMWBL). Guarantees an annual withdrawal amount for a specified period of time (GMWB) or life (GMWBL) that is calculated as a percentage of the

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

benefit base that equals premium paid at the time of product issue and may increase over time based on a number of factors, including a rollup percentage (mainly 7%, 6% or 0%, depending on versions of the benefit) and ratchet frequency (primarily annually or quarterly, depending on versions). The percentage used to determine the guaranteed annual withdrawal amount may vary by age at first withdrawal and depends on versions of the benefit. A joint life-time withdrawal benefit option was available to include coverage for spouses. Most versions of the withdrawal benefit included reset and/or step-up features that may increase the guaranteed withdrawal amount in certain conditions. Earlier versions of the withdrawal benefit guarantee that annual withdrawals of up to 7.0% of eligible premiums may be made until eligible premiums previously paid by the contract owner are returned, regardless of account value performance. Asset allocation requirements apply at all times where withdrawals are guaranteed for life.

Guaranteed Minimum Accumulation Benefit (GMAB). Guarantees that the account value will be at least 100% of the eligible premiums paid by the customer after 10 years, adjusted for withdrawals. We offered an alternative design that guaranteed the account value to be at least 200% of the eligible premiums paid by contract owners after 20 years.

The following assumptions and methodology were used to determine the guaranteed reserves for retail variable annuity contracts at December 31, 2013 and 2012:

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

GMIB: the overall blended mean is 8.1% based on a single fund group.

GMAB / GMWB / GMWBL: Zero rate curve.

Volatility	GMDB: 15.8% for 2013 and 2012.

GMIB: 15.8% for 2013 and 2012.

GMAB / GMWB / GMWBL: Implied volatilities through the first 5 years and then a blend of implied and historical thereafter.

Mortality	Depending on the type of benefit and gender, the Company uses Annuity 2000 basic table with mortality improvement through 2013, further adjusted for company experience.

Lapse rates	Vary by contract type, share class, time remaining in the surrender charge period and in-the-moneyness.

Discount rates	GMDB / GMIB: 5.5% for 2013 and 2012.

GMAB / GMWB / GMWBL: Zero rate curve plus adjustment for nonperformance risk.

Variable annuity contracts containing guaranteed minimum death and living benefits expose the Company to equity risk. With a decline in the equity markets, the Company has exposure to increasing claims due to the guaranteed minimum benefits. On the other hand, with an increase in the equity markets, the Company's exposure to risks associated with the guaranteed minimum benefits generally decreases. In order to mitigate the risk associated with guaranteed death and living benefits, the Company enters into reinsurance agreements and derivative positions on various public market indices chosen to closely replicate contract owner variable fund returns.

The calculation of the GMDB, GMIB, GMAB, GMWB, and GMWBL liabilities assumes dynamic surrenders and dynamic utilization of the guaranteed living benefit feature.

The liabilities for variable annuity contracts containing guaranteed minimum death and living benefits are recorded in separate account liabilities as follows as of December 31, 2013 and 2012. The separate account liabilities may include more than one type

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

of guarantee. These liabilities are subject to the requirements for additional reserve liabilities under ASC Topic 944, which are recorded on the Balance Sheet in Future policy benefits and contract owner account balances. The paid and incurred amounts were as follows for the years ended December 31, 2013, 2012 and 2011:

	GMDB	GMAB/GMWB	GMIB	GMWBL
Separate account liability at December 31, 2013	$42,008.3	$878.2	$15,479.8	$16,163.0

Separate account liability at December 31, 2012	$39,799.1	$954.1	$14,503.9	$15,249.5

Additional liability balance:
Balance at January 1, 2011	$373.9	$77.0	$—	$217.5
Incurred guaranteed benefits	246.7	40.1	—	1,520.6
Paid guaranteed benefits	(110.3)	(2.2)	—	—
Balance at December 31, 2011	510.3	114.9	—	1,738.1
Incurred guaranteed benefits	94.2	(38.3)	—	(226.3)
Paid guaranteed benefits	(116.5)	(0.6)	—	—
Balance at December 31, 2012	488.0	76.0	—	1,511.8
Incurred guaranteed benefits	(59.8)	(46.8)	—	(1,097.8)
Paid guaranteed benefits	(89.2)	(0.5)	—	—
Balance at December 31, 2013	$339.0	$28.7	$—	$414.0

The Company also calculates additional liabilities for FIA contracts with guaranteed withdrawal benefits. The additional liability represents the expected value of these benefits in excess of the projected account balance, and is accreted based on assessments over the accumulation period of the contract. The additional liability for FIA guaranteed withdrawal benefits was $35.1 and $22.8, as of December 31, 2013 and 2012, respectively. The additional liability is recorded in Future policy benefits and contract owner account balances on the Balance Sheet.

The net amount at risk for the GMDB, GMAB and GMWB benefits is equal to the guaranteed value of these benefits in excess of the account values.

The net amount at risk for the GMIB and GMWBL benefits is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contract owner over the current account value.

The separate account values, net amount at risk, net of reinsurance, and the weighted average attained age of contract owners by type of minimum guaranteed benefit, were as follows as of the dates indicated.

	In the Event of Death	At Annuitization, Maturity, or Withdrawal
	GMDB	GMAB/GMWB	GMIB	GMWBL
December 31, 2013
Separate account value	$42,008.3	$878.2	$15,479.8	$16,163.0
Net amount at risk, net of reinsurance	$5,007	$19	$—	$—
Weighted average attained age	70	70	0	0

December 31, 2012
Separate account value	$39,799.1	$954.1	$14,503.9	$15,249.5
Net amount at risk, net of reinsurance	$6,921	38	$—	$—
Weighted average attained age	69	69	0	0

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The aggregate fair value of equity securities, including mutual funds, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2013 and 2012 was $42.0 billion and $39.8 billion, respectively.

8.    Reinsurance

At December 31, 2013, the Company had reinsurance treaties with 13 unaffiliated reinsurers covering a portion of the mortality risks and guaranteed death and living benefits under its life and annuity contracts. The Company, as cedant, also has reinsurance treaties with two affiliates, SLD and SLDI, related to GICs, fixed annuities, variable annuities and universal life insurance policies. In addition, the Company assumed reinsurance risk under reinsurance treaties with its affiliates, ReliaStar Life Insurance Company ("RLI") and SLD related to certain life insurance policies and employee benefit group annual term policies. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

Effective May 1, 2005, we entered into a coinsurance agreement with our affiliate, SLD. Under the terms of the agreement, SLD assumed and accepted the responsibility for paying, when due, 100% of the liabilities arising under the multi-year guaranteed fixed annuity contracts issued by us between January 1, 2001 and December 31, 2003. The coinsurance agreement is accounted for using the deposit method. As such, $2.7 billion of Deposit receivable from affiliate was established on the Balance Sheets. As of December 31, 2013 and 2012, the receivable was $747.2 and $901.7, respectively.

Deposits and reinsurance recoverable was comprised of the following as of the dates indicated:

	December 31,
	2013	2012
Claims recoverable from reinsurers	$10.8	$8.0
Reinsurance reserves ceded	2,751.5	2,585.5
Deposits	747.2	901.7
Reinsurance receivable, net	421.1	512.3
Other	11.0	7.2
Total	$3,941.6	$4,014.7

Premiums were reduced by the following amounts for reinsurance ceded for the periods indicated.

	December 31,
	2013	2012	2011
Premiums:
Direct premiums	$95.2	$16.3	$16.9
Reinsurance assumed	454.9	480.3	478.4
Reinsurance ceded	(113.8)	(37.6)	(39.1)
Net premiums	$436.3	$459.0	$456.2

9.    Capital Contributions, Dividends and Statutory Information

Iowa insurance law imposes restrictions on an Iowa insurance company's ability to pay dividends to its parent. These restrictions are based in part on the prior year's statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts, or extraordinary dividends, are subject to approval by the Iowa Insurance Commission.

Under Iowa law, an extraordinary dividend or distribution is defined as a dividend or distribution that, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (1) ten percent (10.0%) of the Company's earned statutory surplus at the prior year end or (2) the Company's prior year statutory net gain from operations. Iowa law also prohibits

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

an Iowa insurer from declaring or paying a dividend except out of its earned surplus unless prior insurance regulatory approval is obtained.

During the year ended December 31, 2013, following receipt of required approval from the Iowa Insurance Division (the "Division") and consummation of the IPO of ING U.S., Inc., the Company paid an extraordinary return of capital distribution of $230.0 to its Parent. During the year ended December 31, 2012, following receipt of required approval from the Division, the Company paid an extraordinary return of capital distribution of $250.0 to its Parent. During the year ended December 31, 2011, the Company did not pay a dividend or return of capital distribution to its Parent.

During the years ended December 31, 2013 and 2012, the Company did not receive any capital contributions from its Parent. During the year ended December 31, 2011 the Company received $44.0 in capital contributions from its Parent.

The Company is subject to minimum risk-based capital ("RBC") requirements established by the Division. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital ("TAC"), as defined by the National Association of Insurance Commissioners ("NAIC"), to authorized control level RBC, as defined by the NAIC. The Company exceeded the minimum RBC requirements that would require any regulatory or corrective action for all periods presented herein.

On May 8, 2013, the Company reset, on a one-time basis, its negative unassigned funds account as of December 31, 2012 (as reported in its 2012 statutory annual statement) to zero (with an offsetting reduction in gross paid-in capital and contributed surplus). The reset was made pursuant to a permitted practice in accordance with statutory accounting practices granted by the Division. This permitted practice had no impact on total capital and surplus of the Company and was been reflected in the Company's second quarter 2013 statutory financial statements.

The Company is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Division. Such statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities and contract owner account balances using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Certain assets that are not admitted under statutory accounting principles are charged directly to surplus. Depending on the regulations of the Division, the entire amount or a portion of an insurance company's asset balance can be non-admitted depending on specific rules regarding admissibility. The most significant non-admitted assets of the Company are typically deferred tax assets.

Statutory net income (loss) was $(55.8), $(9.1) and $386.0, for the years ended December 31, 2013, 2012 and 2011, respectively. Statutory capital and surplus was $1.9 billion and $2.2 billion as of December 31, 2013 and 2012, respectively.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

10.     Accumulated Other Comprehensive Income (Loss)

Shareholder's equity included the following components of AOCI as of the dates indicated:

	December 31,
	2013	2012	2011
Fixed maturities, net of OTTI	$827.5	$2,004.5	$1,331.1
Equity securities, available-for-sale	2.3	3.4	1.0
Derivatives	0.4	(0.7)	(1.1)
DAC/VOBA and Sales inducements adjustments on available-for-sale securities	(341.5)	(1,283.3)	(1,134.1)
Other	(35.3)	(35.4)	(35.7)
Unrealized capital gains (losses), before tax	453.4	688.5	161.2
Deferred income tax asset (liability)	26.9	(55.3)	82.7
Unrealized capital gains (losses), after tax	480.3	633.2	243.9
Pension and other postretirement benefits liability, net of tax	0.9	1.0	1.2
AOCI	$481.2	$634.2	$245.1

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Statements of Operations, were as follows for the periods indicated:

	Year Ended December 31, 2013
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,186.1)		$415.0		$(771.1)
Equity securities	(1.1)		0.4		(0.7)
Other	0.1		—	*	0.1
OTTI	17.7		(6.2)		11.5
Adjustments for amounts recognized in Net realized capital gains (losses) in the Statements of Operations	(8.6)		3.0		(5.6)
DAC/VOBA and Sales inducements	941.8	(1)	(329.6)		612.2
Change in unrealized gains/losses on available-for-sale securities	(236.2)		82.6		(153.6)

Derivatives:
Derivatives	1.1	(2)	(0.4)		0.7
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Statements of Operations	—		—		—
Change in unrealized gains/losses on derivatives	1.1		(0.4)		0.7

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Statements of Operations	(0.2)	(3)	0.1		(0.1)
Change in pension and other postretirement benefits liability	(0.2)		0.1		(0.1)
Change in Other comprehensive income (loss)	$(235.3)		$82.3		$(153.0)
* Less than $0.1.
(1) See "Note 5. Deferred Policy Acquisition Costs and Value of Business Acquired" for additional information.
(2) See "Note 3. Derivative Financial Instruments" for additional information.
(3) See "Note 12. Benefit Plans" for amounts reported in Net Periodic (Benefit) Costs.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2012
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$808.3		$(236.4)	(4)	$571.9
Equity securities	2.4		(0.8)		1.6
Other	0.3		(0.1)		0.2
OTTI	12.7		(4.5)		8.2
Adjustments for amounts recognized in Net realized capital gains (losses) in the Statements of Operations	(147.6)		51.7		(95.9)
DAC/VOBA and Sales inducements	(149.2)	(1)	52.2		(97.0)
Change in unrealized gains/losses on available-for-sale securities	526.9		(137.9)		389.0

Derivatives:
Derivatives	0.4	(2)	(0.1)		0.3
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Statements of Operations	—		—		—
Change in unrealized gains/losses on derivatives	0.4		(0.1)		0.3

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Statements of Operations	(0.2)	(3)	—		(0.2)
Change in pension and other postretirement benefits liability	(0.2)		—		(0.2)
Change in Other comprehensive income (loss)	$527.1		$(138.0)		$389.1
(1) See "Note 5. Deferred Policy Acquisition Costs and Value of Business Acquired" for additional information.
(2) See "Note 3. Derivative Financial Instruments" for additional information.
(3) See "Note 12. Benefit Plans" for amounts reported in Net Periodic (Benefit) Costs.
(4) Amount includes $39.7 valuation allowance. See "Note 11. Income Taxes" for additional information.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2011
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$652.5		$(149.4)	(4)	$503.1
Equity securities	(5.9)		2.1		(3.8)
Other	—		—		—
OTTI	29.0		(10.2)		18.8
Adjustments for amounts recognized in Net realized capital gains (losses) in the Statements of Operations	(32.8)		11.5		(21.3)
DAC/VOBA and Sales inducements	(624.0)	(1)	218.4		(405.6)
Change in unrealized gains/losses on available-for-sale securities	18.8		72.4		91.2

Derivatives:
Derivatives	(1.4)	(2)	0.5		(0.9)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Statements of Operations	—		—		—
Change in unrealized gains/losses on derivatives	(1.4)		0.5		(0.9)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Statements of Operations	—	(3)	—		—
Change in pension and other postretirement benefits liability	—		—		—
Change in Other comprehensive income (loss)	$17.4		$72.9		$90.3
(1) See "Note 5. Deferred Policy Acquisition Costs and Value of Business Acquired" for additional information.
(2) See "Note 3. Derivative Financial Instruments" for additional information.
(3) See "Note 12. Benefit Plans" for amounts reported in Net Periodic (Benefit) Costs.
(4) Amount includes $79.0 valuation allowance. See "Note 11. Income Taxes" for additional information.

11.    Income Taxes

Income tax expense (benefit) consisted of the following for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
Current tax expense (benefit):
Federal	$187.4	$266.6	$(195.8)
Total current tax expense (benefit)	187.4	266.6	(195.8)
Deferred tax expense (benefit):
Federal	(1.9)	(84.3)	64.5
Total deferred tax expense (benefit)	(1.9)	(84.3)	64.5
Total income tax expense (benefit)	$185.5	$182.3	$(131.3)

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Income taxes were different from the amount computed by applying the federal income tax rate to income (loss) before income taxes for the following reasons for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Income (loss) before income taxes	$168.6	$5.3	$20.8
Tax rate	35.0%	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	59.0	1.9	7.3
Tax effect of:
Dividends received deduction	(84.0)	(72.9)	(30.3)
Valuation allowance	203.6	247.9	(109.0)
Audit settlements	—	(0.1)	3.3
Tax credits	(0.4)	(2.0)	(2.0)
Prior year tax	7.2	6.9	—
Other	0.1	0.6	(0.6)
Income tax expense (benefit)	$185.5	$182.3	$(131.3)

Temporary Differences

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of the dates indicated, are presented below.

	December 31,
	2013	2012
Deferred tax assets
Insurance reserves	$493.6	$1,035.9
Investments	1,033.1	940.6
Compensation and benefits	44.8	29.4
Other assets	86.8	183.0
Total gross assets before valuation allowance	1,658.3	2,188.9
Less: Valuation allowance	423.9	220.3
Assets, net of valuation allowance	1,234.4	1,968.6

Deferred tax liabilities
Deferred policy acquisition costs	(864.2)	(1,293.8)
Net unrealized investment (gains) losses	(278.2)	(652.1)
Value of business acquired	(20.5)	(20.6)
Other liabilities	(20.2)	(35.0)
Total gross liabilities	(1,183.1)	(2,001.5)
Net deferred income tax asset (liability)	$51.3	$(32.9)

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of December 31, 2013 and 2012, the Company had valuation allowances of $609.6 and $406.0, respectively, that were allocated to continuing operations, and $(185.7) that was allocated to Other comprehensive income. Therefore, after consideration of available sources of taxable income required to realize the Company's deferred tax assets in the future, the Company had a tax valuation allowance of $423.9 and $220.3 related to deferred tax assets as of December 31, 2013 and 2012, respectively.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the years ended December 31, 2013, 2012 and 2011, the increases (decreases) in the valuation allowances were $203.6, $208.2 and $(188.0), respectively. In 2013, 2012 and 2011, there were increases (decreases) of $203.6, $247.9 and $(109.0), respectively, in the valuation allowance that were allocated to operations. In 2013, there were no changes in the valuation allowance allocated to Other comprehensive income. In 2012 and 2011, there were (decreases) of $(39.7) and $(79.0), respectively, that were allocated to Other comprehensive income.

Tax Sharing Agreement

The Company had a receivable from ING U.S., Inc. of $22.6 as of December 31, 2013, and a payable of $22.6 as of December 31, 2012, for federal income taxes under the intercompany tax sharing agreement.

The results of the Company's operations are included in the consolidated tax return of ING U.S., Inc. Generally, the Company's financial statements recognize the current and deferred income tax consequences that result from the Company's activities during the current and preceding periods pursuant to the provisions of Income Taxes (ASC Topic 740) as if the Company were a separate taxpayer rather than a member of ING U.S., Inc.'s consolidated income tax return group with the exception of any net operating loss carryforwards and capital loss carryforwards, which are recorded pursuant to the tax sharing agreement. The Company's tax sharing agreement with ING U.S., Inc. states that for each taxable year prior to January 1, 2013, during which the Company is included in a consolidated federal income tax return with ING U.S., Inc., ING U.S., Inc. will pay to the Company an amount equal to the tax benefit of the Company's net operating loss carryforwards and capital loss carryforwards generated in such year, without regard to whether such net operating loss carryforwards and capital loss carryforwards are actually utilized in the reduction of the consolidated federal income tax liability for any consolidated taxable year.

Effective January 1, 2013, the Company entered into a new tax sharing agreement with ING U.S., Inc. which provides that, for 2013 and subsequent years, ING U.S., Inc. will pay the Company for the tax benefits of ordinary and capital losses only in the event that the consolidated tax group actually uses the tax benefit of losses generated.

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits for the periods indicated are as follows:

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of period	$2.7	$2.7	$28.0
Additions for tax positions related to prior years	—	—	6.1
Reductions for tax positions related to prior years	—	—	(6.1)
Reductions for settlements with taxing authorities	—	—	(25.3)
Balance at end of period	$2.7	$2.7	$2.7

The Company had $2.7 of unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011, which would affect the Company's effective tax rate if recognized.

Interest and Penalties

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in Current income taxes and Income tax expense on the Balance Sheets and Statements of Operations, respectively. The Company had no accrued interest as of December 31, 2013 and 2012.

Tax Regulatory Matters

During the first quarter 2013, the Internal Revenue Service ("IRS") completed its examination of ING U.S., Inc.'s return for tax year 2011. The 2011 audit settlement did not have a material impact on the Company's financial statements. ING U.S., Inc. is currently under audit by the IRS, and it is expected that the examination of tax year 2012 will be finalized within the next twelve

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

months. ING U.S., Inc. and the IRS have agreed to participate in the Compliance Assurance Program for the tax years 2012 through 2014.

The timing of the payment (if any) of the unrecognized tax benefit of $2.7 cannot be reliably estimated.

12.    Benefit Plans

Defined Benefit Plan

ING North America Insurance Corporation ("ING North America") sponsors the ING U.S. Retirement Plan (the "Retirement Plan"), effective as of December 31, 2001. Substantially all employees of ING North America and its affiliates (excluding certain employees) are eligible to participate, including the Company's employees.

Beginning January 1, 2012, the Retirement Plan implemented a cash balance pension formula instead of a final average pay ("FAP") formula, allowing all eligible employees to participate in the Retirement Plan. Participants will earn an annual credit equal to 4% of eligible pay. Interest is credited monthly based on a 30-year U.S. Treasury securities bond rate published by the IRS in the preceding August of each year. The accrued vested cash balance benefit is portable; participants can take it when they leave the Company's employ. For participants in the Retirement Plan as of December 31, 2013, there will be a two-year transition period from the Retirement Plan's current FAP formula to the cash balance pension formula. Due to ASC Topic 715 requirements, the accounting impact of the change in the Retirement Plan was recognized upon Board approval November 10, 2011. This change had no material impact on the Financial Statements.

The Retirement Plan is a tax-qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation ("PBGC"). The costs allocated to the Company for its employees' participation in the Retirement Plan were $2.3, $7.7 and $11.5, for the years ended December 31, 2013, 2012 and 2011, respectively, and are included in Operating expenses in the Statements of Operations.

Defined Contribution Plan

ING North America sponsors the ING U.S. Savings Plan and ESOP (the "Savings Plan"). Substantially all employees of ING North America and its affiliates (excluding certain employees) are eligible to participate, including the Company's employees other than Company agents. The Savings Plan is a tax-qualified defined contribution retirement plan, which includes an employee stock ownership plan ("ESOP") component. The Savings Plan was most recently amended effective January 1, 2011, to permit Roth 401(k) contributions to be made to the Plan. ING North America filed a request for a determination letter on the qualified status of the Plan and received a favorable determination letter dated November 4, 2013. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. ING North America matches such pre-tax contributions, up to a maximum of 6.0% of eligible compensation. Matching contributions are subject to a 4-year graded vesting schedule, although certain specified participants are subject to a 5-year graded vesting schedule. All contributions made to the Savings Plan are subject to certain limits imposed by applicable law. The cost allocated to the Company for the Savings Plan were $3.6, $3.2 and $3.3, for the years ended December 31, 2013, 2012 and 2011, respectively, and are included in Operating expenses in the Statements of Operations.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Obligations and Funded Status

The following table summarizes the benefit obligations for the SERPs for the periods presented:

	Year Ended December 31,
	2013	2012
Change in benefit obligation:
Benefit obligation, January 1	$24.9	$25.2
Interest cost	0.9	1.2
Benefits paid	(1.3)	(1.3)
Actuarial (gains) losses on obligation	(4.6)	(0.2)
Benefit obligation, December 31	$19.9	$24.9

Amounts recognized on the Balance Sheets consist of:

	December 31,
	2013	2012
Accrued benefit cost	$(19.9)	$(24.9)
Accumulated other comprehensive income (loss):
Prior service cost (credit)	(0.2)	(0.2)
Net amount recognized	$(20.1)	$(25.1)

Assumptions

The weighted-average assumptions used in the measurement of the December 31, 2013 and 2012, benefit obligation for the SERPs were as follows:

	December 31,
	2013	2012
Discount rate	4.95%	4.05%
Rate of compensation increase	4.00%	4.00%

In determining the discount rate assumption, the Company utilizes current market information provided by its plan actuaries, including a discounted cash flow analysis of the Company's pension obligation and general movements in the current market environment. The discount rate modeling process involves selecting a portfolio of high quality, noncallable bonds that will match the cash flows of the SERP. Based upon all available information, it was determined that 4.95% was the appropriate discount rate as of December 31, 2013, to calculate the Company's accrued benefit liability.

The weighted-average assumptions used in calculating the net pension cost were as follows:

	2013	2012	2011
Discount rate	4.05%	4.75%	5.50%
Rate of compensation increase	4.00%	4.00%	4.00%

Since the benefit plans of the Company are unfunded, an assumption for return on plan assets is not required.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net Periodic Benefit Costs

Net periodic benefit costs for the SERPs were as follows for the periods presented:

	Year Ended December 31,
	2013	2012	2011
Interest cost	$0.9	$1.2	$1.3
Amortization of prior service cost (credit)	—	(0.1)	—
Net (gain) loss recognition	(4.6)	(0.2)	(0.2)
Net periodic (benefit) cost	$(3.7)	$0.9	$1.1

Cash Flows

In 2014, the employer is expected to contribute $1.1 to the SERPs. Future expected benefit payments related to the SERPs for the years ended December 31, 2014 through 2018, and thereafter through 2023, are estimated to be $1.1, $1.1, $1.2, $1.1, $1.2 and $6.3, respectively.

Share Based Compensation Plans

Certain employees of the Company participate in the 2013 Omnibus Employee Incentive Plan ("the Omnibus Plan") sponsored by ING U.S., Inc., with respect to awards granted in 2013. Certain employees also participate in various ING Group share-based compensation plans with respect to awards granted prior to 2013. Upon closing of the IPO, certain awards granted by ING Group that, upon vesting, would have been issuable in the form of American Depository Receipts ("ADRs") of ING Group were converted into performance shares or restricted stock units ("RSUs") under the Omnibus Plan, that upon vesting, will be issuable in ING U.S., Inc. common stock.

The Company was allocated compensation expense from ING and ING U.S., Inc. of $9.7, $6.8 and $4.3, for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company recognized tax benefits/(expenses) of $1.2, $(3.0) and $1.5 in December 31, 2013, 2012 and 2011, respectively.

Other Benefit Plans

In addition to providing retirement plan benefits, the Company, in conjunction with ING North America, provides certain supplemental retirement benefits to eligible employees and health care and life insurance benefits to retired employees and other eligible dependents. The supplemental retirement plan includes a non-qualified defined benefit pension plan and a non-qualified defined contribution plan, which means all benefits are payable from the general assets of the Company. The postretirement health care plan is contributory, with retiree contribution levels adjusted annually and the Company subsidizes a portion of the monthly per-participant premium. Beginning August 1, 2009, the Company moved from self-insuring its supplemental health care costs and began to use a private-fee-for-service Medicare Advantage program for post-Medicare eligible retired participants. In addition, effective October 1, 2009, the Company no longer subsidizes medical premium costs for early retirees. This change does not impact any participant currently retired and receiving coverage under the plan or any employee who is eligible for coverage under the plan and whose employment ended before October 1, 2009. The Company continues to offer access to medical coverage until retirees become eligible for Medicare. The life insurance plan provides a flat amount of noncontributory coverage and optional contributory coverage. The ING U.S. Deferred Compensation Savings Plan is a non-qualified deferred compensation plan that includes a 401(k) excess component. The benefits charges allocated to the Company related to all of these plans for the years ended December 31, 2013, 2012 and 2011, were $3.8, $3.5 and $3.4, respectively.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

13.    Commitments and Contingencies

Leases

The Company leases its office space and certain equipment under operating leases, the longest term of which expires in 2017.

For the years ended December 31, 2013, 2012 and 2011, rent expense for leases was $6.8, $6.9 and $7.7 respectively. The future net minimum payments under noncancelable leases for the years ended December 31, 2014 through 2017 are estimated to be $7.3, $7.3, $7.0 and $5.3, respectively, and none thereafter. The Company pays substantially all expenses associated with its leased and subleased office properties. Expenses not paid directly by the Company were paid for by an affiliate and allocated back to the Company.

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

As of December 31, 2013 and 2012, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $252.7and $304.7, respectively.

Federal Home Loan Bank Funding

The Company is a member of the FHLB and is required to maintain collateral to back funding agreements issued to the FHLB. As of December 31, 2013 and 2012, the Company had $1,090.2 and $1,548.0, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB. These non-putable funding agreements are included in Future policy benefits and contract owner account balances on the Balance Sheets. As of December 31, 2013 and 2012, assets with a market value of $1,266.8 and $1,855.1, respectively, collateralized the funding agreements to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Balance Sheets.

Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The Company may also post collateral in connection with certain securities lending, repurchase agreements, funding agreement, LOC and derivative transactions as described further in this note. The components of the fair value of the restricted assets were as follows as of the dates indicated:

	December 31,
	2013	2012
Fixed maturity collateral pledged to FHLB	$1,266.8	$1,855.1
FHLB restricted stock(1)	53.6	78.9
Other fixed maturities-state deposits	11.3	12.1
Securities pledged(2)	959.2	714.0
Total restricted assets	$2,290.9	$2,660.1
(1) Reported in Other investments on the Balance Sheets.
(2) Includes the fair value of loaned securities of $128.5 and $134.7 as of December 31, 2013 and 2012, respectively, which is included in Securities pledged on the Balance Sheets. In addition, as of December 31, 2013 and 2012, the Company delivered securities as collateral of $830.7 and $579.3, respectively, which was included in Securities pledged on the Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. This paragraph contains an estimate of reasonably possible losses above any amounts accrued. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued, the estimate reflects the reasonably possible range of loss in excess of the accrued amounts. For matters for which a reasonably possible (but not probable) range of loss exists, the estimate reflects the reasonably possible and unaccrued loss or range of loss. As of December 31, 2013, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters, as of such date, is not material to the Company.

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
(Dollar amounts in millions, unless otherwise stated)

14.     Related Party Transactions

Operating Agreements

The Company has certain agreements whereby it generates revenues and incurs expenses with affiliated entities. The agreements are as follows:

•
Underwriting and distribution agreement with Directed Services LLC ("DSL") (successor by merger to Directed Services, Inc.), an affiliated broker-dealer, whereby DSL serves as the principal underwriter for variable insurance products issued by the Company. DSL is authorized to enter into agreements with broker-dealers to distribute the Company's variable products and appoint representatives of the broker-dealers as agents. For the years ended December 31, 2013, 2012 and 2011, commissions were incurred in the amounts of $218.4, $208.0 and $201.1 respectively.

•
Asset management agreement with ING Investment Management LLC ("IIM"), an affiliate, in which IIM provides asset management, administration and accounting services for ING USA's general account. The Company records a fee, which is paid quarterly, based on the value of the assets under management. For the years ended December 31, 2013, 2012 and 2011, expenses were incurred in the amounts of $50.0, $50.3 and $56.2, respectively.

•
Intercompany agreement with DSL pursuant to which DSL agreed, effective January 1, 2010, to pay the Company, on a monthly basis, a portion of the revenues DSL earns as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company's variable insurance products. For the years ended December 31, 2013, 2012 and 2011, revenue under the DSL intercompany agreement was $147.4, $141.1 and $143.4, respectively.

•
Intercompany agreement with IIM pursuant to which IIM agreed, effective January 1, 2010, to pay the Company, on a monthly basis, a portion of the revenues IIM earns as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company's variable insurance products. For the years ended December 31, 2013, 2012 and 2011, revenue under the IIM intercompany agreement was $34.7, $33.8 and $35.3, respectively.

•
Services agreements with ING North America, dated September 1, 2000 and January 1, 2001, respectively, for administrative, management, financial, information technology and finance and treasury services. For the years ended December 31, 2013 2012 and 2011, expenses were incurred in the amounts of $101.9, $109.3 and $110.3, respectively. Effective October 1, 2010, the services agreement with ING North America dated January 1, 2001, was amended in order for the Company to provide ING North America with use of the corporate office facility at 5780 Powers Ferry Road, N.W., Atlanta, GA (the "Atlanta Office") in exchange for ING North America's payment of the Company's direct and indirect costs for the Atlanta Office.

•
Services agreement between the Company and its U.S. insurance company affiliates dated January 1, 2001, amended effective January 1, 2002 and December 31, 2007, for administrative, management, professional, advisory, consulting and other services. For the years ended December 31, 2013, 2012 and 2011, expenses related to the agreements were incurred in the amount of $12.1, $16.4 and $14.0 ,respectively.

•
Administrative Services Agreement between the Company, ReliaStar Life Insurance Company of New York ("RLNY"), an affiliate and other U.S. insurance company affiliates dated March 1, 2003, amended effective August 1, 2004, in which the Company and affiliates provide services to RLNY. For the years ended December 31, 2013, 2012 and 2011, revenue related to the agreement was $2.2, $3.3 and $3.1, respectively.

•
Services agreement between the Company, SLD, an affiliate, and IIM whereby IIM provides administrative, management, professional, advisory, consulting and other services to the Company and SLD with respect to GICs. For the years ended December 31, 2013, 2012 and 2011, the Company incurred expenses of $4.1, $4.0 and $3.6, respectively.

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
(Dollar amounts in millions, unless otherwise stated)

Reinsurance Agreements

Reinsurance Ceded

Waiver of Premium - Coinsurance Funds Withheld

Effective October 1, 2010, the Company entered into a coinsurance funds withheld agreement with its affiliate, SLDI. Under the terms of the agreement, the Company ceded to SLDI 100% of the group life waiver of premium liability (except for groups covered under rate credit agreements) assumed from RLI, related to the Group Annual Term Coinsurance Funds Withheld agreement between the Company and RLI described under "Reinsurance Assumed" below.

Upon inception of the agreement, the Company paid SLDI a premium of $245.6. At the same time, the Company established a funds withheld liability for $188.5 to SLDI and SLDI purchased a $65.0 letter of credit ("LOC") to support the ceded Statutory reserves of $245.6. In addition, the Company recognized a gain of $17.9 based on the difference between the premium paid and the ceded U.S. GAAP reserves of $227.7, which offsets the $57.1 ceding allowance paid by SLDI. The ceding allowance will be amortized over the life of the business.

As of December 31, 2013 and 2012, the value of the funds withheld liability under this agreement was $190.9 and $191.4, which is included in Funds held under reinsurance treaties with affiliates on the Balance Sheets. In addition, as of December 31, 2013 and 2012, the Company had an embedded derivative under this agreement with a value of $(3.3) and $7.7, respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Balance Sheets.

Guaranteed Living Benefit - Coinsurance and Coinsurance Funds Withheld

Effective June 30, 2008, the Company entered into an automatic reinsurance agreement with an affiliate, SLDI, covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts issued by the Company on or after January 1, 2000.

Also effective June 30, 2008, the Company entered into a services agreement with SLDI, under which the Company provides certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement. For the years ended December 31, 2013, 2012 and 2011, revenue related to the agreement was $12.3, $12.0 and $12.4, respectively.

Effective July 1, 2009, the reinsurance agreement was amended and restated to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to the Company and the Company deposited those assets into a funds withheld trust account.  As of December 31, 2013, the assets on deposit in the trust account were $3.5 billion. The Company also established a corresponding funds withheld liability to SLDI, which is included in Funds held under reinsurance treaties with affiliates on the Balance Sheets. Funds held under reinsurance treaties with affiliates had a balance of $3.6 billion, as of December 31, 2013 and 2012. In addition, as of December 31, 2013 and 2012, the Company had an embedded derivative with a value of $(34.7) and $293.6, respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Balance Sheets.

Also effective July 1, 2009, the Company and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account. SLDI has retained its affiliate, IIM, as subadvisor for the funds withheld account.

Effective October 1, 2011, the Company and SLDI entered into an amended and restated automatic reinsurance agreement in order to provide more flexibility to the Company and SLDI with respect to the collateralization of the reserves related to the variable annuity guaranteed living benefits reinsured under the agreement. As of December 31, 2013 and 2012, reserves ceded by the Company under this agreement were $2.1 billion. In addition, a deferred loss in the amount of $315.7 and $343.9 as of December 31, 2013 and 2012, respectively, is included in Other assets on the Balance Sheets and is amortized over the period of benefit.

On May 8, 2013, following the ING U.S., Inc. IPO, ING U.S., Inc. made a capital contribution in the amount of $1.8 billion into SLDI, which SLDI deposited into the funds withheld trust account established to provide collateral for the variable annuity

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

guaranteed living benefit riders ceded to SLDI under the amended and restated automatic reinsurance agreement. Upon deposit of such contributed capital into the funds withheld trust, the Company submitted to ING Bank N.V. ("ING Bank") $1.5 billion of contingent capital LOC issued by ING Bank under the $1.5 billion contingent capital LOC facility between ING Bank and SLDI, and the contingent capital LOCs were canceled and the facility was terminated.

Multi-year Guaranteed Fixed Annuity - Coinsurance

Effective May 1, 2005, the Company entered into a coinsurance agreement with its affiliate, SLD. Under the terms of the agreement, SLD assumed and accepted the responsibility for paying, when due, 100% of the liabilities arising under the multi-year guaranteed fixed annuity contracts issued by the Company between January 1, 2001 and December 31, 2003. In addition, the Company assigned to SLD all future premiums received by the Company attributable to the ceded contracts.

Under the terms of the agreement, the Company ceded $2.5 billion in account balances and transferred a ceding commission and $2.7 billion in assets to SLD, resulting in a realized capital gain of $47.9 to the Company, which reduced the ceding commission.

The coinsurance agreement is accounted for using the deposit method. As such, $2.7 billion of Deposit receivable from affiliate was established on the Balance Sheets. As of December 31, 2013 and 2012, the receivable was $747.2 and $901.7, respectively, and is adjusted over the life of the agreement based on cash settlements and the experience of the contracts, as well as for amortization of the ceding commission. The Company incurred amortization expense of the negative ceding commission of $4.8, $10.8 and $7.2, for the years ended December 31, 2013, 2012 and 2011, respectively, which is recorded in Other expenses in the Statements of Operations.

Universal Life - Coinsurance

Effective January 1, 2000, the Company entered into a 100% coinsurance agreement with its affiliate, SLD, covering certain universal life policies which had been issued and in force as of, as well as any such policies issued after, the effective date of the agreement. As of December 31, 2013 and 2012, reserves ceded by the Company under this agreement were $19.4 and $19.3, respectively.
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

GIC reserves ceded by the Company under this agreement were $227.2 and $505.6 at December 31, 2013 and 2012, respectively.

Reinsurance Assumed

Level Premium Term Life Insurance - Stop-loss

Effective October 1, 2010, the Company entered into a stop-loss agreement with its affiliate, RLI under which the Company agreed to indemnify and reinsure RLI for the aggregate mortality risk under certain level premium term life insurance policies issued by RLI between January 1, 2009 and December 31, 2009 and certain level premium term life insurance policies assumed by RLI from RLNY under an Automatic Coinsurance Agreement effective March 1, 2008. Under the terms of the agreement, the Company will make benefit payments to RLI equal to the amount of claims in excess of the attachment point (equal to a percentage of net reinsurance premium) up to the maximum fully covered benefit.

Effective April 1, 2012, the agreement was recaptured by RLI and terminated, and there was no consideration received by the Company upon such recapture and termination.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Effective January 1, 2012, the Company entered into a stop-loss agreement with RLI, which was amended and restated April 1, 2012 to include the recaptured business described above, under which the Company agreed to indemnify RLI, and RLI agreed to reinsure with the Company, the aggregate mortality risk under the combined blocks of level premium term life insurance policies issued by RLI between January 1, 2009 and December 31, 2009 and also between January 1, 2012 and December 31, 2012. This coverage included certain level premium term life insurance policies assumed by RLI from RLNY an Automatic Coinsurance Agreement effective March 1, 2008. Under the terms of the agreement, the Company will make benefit payments to RLI equal to the amount of claims in excess of the attachment point (equal to a percentage of net reinsurance premium) up to the maximum fully covered benefit.

The stop-loss agreement is accounted for using the deposit method. A fee receivable from affiliate of $0.3 and $0.9 as of December 31, 2013 and 2012, respectively, is included in Other liabilities on the Balance Sheets. The fee is accrued and subsequently settled in cash each quarterly accounting period.

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

The stop-loss agreements are accounted for using the deposit method. A fee receivable from affiliate of $0.8 and $0.9 as of December 31, 2013 and 2012, respectively, is included in Other liabilities on the Balance Sheets. The fee is accrued and subsequently settled in cash each quarterly accounting period.

Group Annual Term - Coinsurance Funds Withheld

Effective December 31, 2008, the Company entered into a coinsurance funds withheld agreement with RLI for an indefinite duration. Under the terms of the agreement, the Company assumed 100% quota share of RLI's net retained liability under certain Employee Benefits Group Annual Term policies, including disability waiver of premium.

The initial premium of $219.9 was equal to the aggregate reserve assumed by the Company. Thereafter, premiums are equal to the total earned gross premiums collected by RLI from policyholders. RLI will retain all reinsurance premiums payable to the Company as funds withheld, as security for ceded liabilities and against which ceded losses will be offset. Monthly, the Company will receive or pay a net settlement. This agreement was amended and restated October 1, 2010 to better reflect the current investment environment and to modify the treatment of claims under certain policies under which claims are not paid in the form of a single lump sum; the underlying terms described above remained unchanged. (Please see also description of "Waiver of Premium Coinsurance Funds Withheld" agreement between the Company and SLDI under "Reinsurance Ceded" above). As of December 31, 2013 and 2012, reserves assumed by the Company under this agreement were $454.7 and $456.4, respectively.

As of December 31, 2013 and 2012, the value of the funds withheld by ceding companies under this agreement was $488.6 and $486.4, respectively, which is included in Deposit and reinsurance recoverable on the Balance Sheets. In addition, as of December 31, 2013 and 2012, the Company had an embedded derivative under this agreement with a value of $(8.4) and $19.6, respectively.

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with ING U.S., Inc., an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in January 2004 and based upon its renewal on January 14, 2014, expires on January 14, 2024, either party can borrow from the other up to 3.0% of the Company's statutory net admitted assets, excluding Separate Accounts, as of the preceding December 31. During the years ended December 31, 2013, 2012 and 2011, interest on any ING USA borrowing was charged at the rate of ING U.S., Inc.'s cost of funds for the interest period, plus 0.15%. During the years ended December 31, 2013, 2012 and 2011, interest on any ING U.S., Inc. borrowing was charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

with a similar duration. Effective January 2014, interest on any borrowing by either the Company or ING U.S., Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

Under this agreement, the Company did not incur interest expense for the year ended December 31, 2013, 2012 and 2011. The Company earned interest income of $0.0, $0.4 and $1.0, for the years ended December 31, 2013, 2012 and 2011, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Statements of Operations. As of December 31, 2013 and 2012, the Company did not have any outstanding receivable with ING U.S., Inc. under the reciprocal loan agreement.

Long-Term Debt with Affiliates

The Company issued a 30-year surplus note in the principal amount of $35.0 on December 8, 1999, to its affiliate, SLD, which matures on December 7, 2029. Interest is charged at an annual rate of 7.98%. Payment of the note and related accrued interest is subordinate to payments due to contract owners and claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders. Any payment of principal and/or interest made is subject to the prior approval of the Iowa Insurance Commissioner. Interest expense was $2.8 for each of the years ended December 31, 2013, 2012 and 2011, respectively.
On December 29, 2004, the Company issued surplus notes in the aggregate principal amount of $400.0 (the "Notes"), scheduled to mature on December 29, 2034, to its affiliates, ING Life Insurance and Annuity Company, RLI and SLDI. The Notes bear interest at a rate of 6.26% per year. Any payment of principal and/or interest is subject to the prior approval of the Iowa Insurance Commissioner. Interest expense was $25.4 for each of the years ended December 31, 2013, 2012 and 2011, respectively.

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

Back-up Facility

On January 26, 2009, ING, for itself and on behalf of certain subsidiaries, including the Company, reached an agreement with the Dutch State on an Illiquid Asset Back-up Facility (the "Alt-A Back-up Facility") regarding Alt-A RMBS owned by certain subsidiaries of ING U.S., Inc., including the Company. Pursuant to this transaction, the Company transferred all risks and rewards on 80% of a $1.6 billion par Alt-A RMBS portfolio to ING Support Holding B.V. ("ING Support Holding"), a wholly owned subsidiary of ING Group by means of the granting of a participation interest to ING Support Holding. ING and ING Support Holding entered into a back-to-back arrangement with the Dutch State on this 80%. As a result of this transaction, the Company retained 20% of the exposure for any results on the $1.6 billion Alt-A RMBS portfolio.

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

On November 13, 2012, ING, all participating ING U.S., Inc. subsidiaries, including the Company, ING Support Holding and ING Bank entered into restructuring arrangements with the Dutch State, which closed the following day (the "Termination Agreement"). Pursuant to the restructuring transaction, the Company sold the Dutch State Obligation to ING Support Holding at fair value and transferred legal title to 80% of the securities subject to the Alt-A Back-up Facility to ING Bank. The restructuring resulted in an immaterial pre-tax loss. Following the restructuring transaction, the Company continued to own 20% of the Alt-A RMBS and had the right to sell these securities, subject to a right of first refusal granted to ING Bank. Effective March 14, 2014, the right of first refusal granted to ING Bank was terminated and the Company may freely dispose of these securities.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Derivatives

As of December 31, 2013 and 2012, the Company had call options with a notional amount of $176.5 and $256.7, respectively, and market value of $7.4 and $2.8, respectively, with ING Bank, an affiliate. Each of these contracts was entered into as a result of a competitive bid, which included unaffiliated counterparties.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Schedule I

Summary of Investments - Other than Investments in Affiliates
As of December 31, 2013
(In millions)

Type of Investments	Cost	Value	Amount Shown on Balance Sheets
Fixed maturities
U.S. Treasuries	$1,880.9	$1,856.8	$1,856.8
U.S. Government agencies and authorities	102.5	102.3	102.3
State, municipalities and political subdivisions	50.1	51.3	51.3
U.S. corporate securities	10,292.8	10,637.1	10,637.1
Foreign securities(1)	5,158.3	5,394.7	5,394.7
Residential mortgage-backed securities	2,103.3	2,252.1	2,252.1
Commercial mortgage-backed securities	1,471.3	1,615.3	1,615.3
Other asset-backed securities	534.5	540.5	540.5
Total fixed maturities, including securities pledged to creditors	$21,593.7	$22,450.1	$22,450.1

Equity securities, available-for-sale	$3.8	$6.1	$6.1

Mortgage loans on real estate	$2,837.3	$2,867.0	$2,837.3
Policy loans	94.9	94.9	94.9
Other investments	56.2	56.2	56.2
Derivatives	122.4	342.4	342.4
Limited partnerships/corporations	133.2	133.2	133.2
Short-term investments	567.0	567.0	567.0
Total investments	$25,408.5	$26,516.9	$26,487.2
(1) The term "foreign" includes foreign governments, foreign political subdivisions, foreign public utilities and all other bonds of foreign issuers.  Substantially all of the Company's foreign securities are denominated in U.S. dollars.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Schedule IV

Reinsurance
Years Ended December 31, 2013, 2012 and 2011
(In millions)

	Gross	Ceded	Assumed	Net	Percentage of Assumed to Net
Year Ended December 31, 2013
Life insurance in force	$3,973.2	$1,113.6	$173,638.6	$176,498.2	98.4%
Premiums:
Life insurance	15.9	34.5	454.9	436.3
Accident and health insurance	0.1	0.1	—	—
Annuities	$79.2	$79.2	$—	$—
Total premiums	$95.2	$113.8	$454.9	$436.3

Year Ended December 31, 2012
Life insurance in force(1)	$4,260.0	$1,137.2	$196,677.4	$199,800.2	98.4%
Premiums:
Life insurance	16.2	37.5	480.3	459.0
Accident and health insurance	0.1	0.1	—	—
Total premiums	$16.3	$37.6	$480.3	$459.0

Year Ended December 31, 2011
Life insurance in force(1)	$4,583.0	$1,145.2	$191,950.4	$195,388.2	98.2%
Premiums:
Life insurance	16.8	39.0	478.4	456.2
Accident and health insurance	0.1	0.1	—	—
Total premiums	$16.9	$39.1	$478.4	$456.2
(1) Life Insurance in force amounts for 2012 and 2011 have been adjusted to conform to the current year presentation.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic SEC filings is made known to them in a timely manner.

Management's Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

▪	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

▪
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making its assessment, management has used the criteria set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to Title IX, Section 989G of the Dodd-Frank Act, which provides non-accelerated filers such as the Company with an exemption from Section 404(b) of the Sarbanes-Oxley Act, the provision that otherwise requires an issuer to provide an attestation report by its registered public accounting firm on management's assessment of internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There has not been any change in the internal controls over financial reporting of the Company that occurred during the quarter ended December 31, 2013 that has materially affected or is reasonably likely to materially affect these internal controls.

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

Neither ING U.S., Inc. nor any of its subsidiaries, including the Company have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 31, 2013. The disclosure below relates solely to a limited legacy portfolio of guarantees, accounts, loans and relationships maintained by ING Bank N.V. ("ING Bank"), a subsidiary of ING Group and therefore an affiliate of ING U.S., Inc. and the Company and does not relate to any activities conducted by ING U.S., Inc. or its subsidiaries, including the Company, or involve the management of ING U.S., Inc. or its subsidiaries, including the Company.

Other than the transactions described below, at no time during the year ended December 31, 2013, did ING Group or any of its affiliates knowingly conduct or engage in any activities that would require disclosure to the U.S. Securities and Exchange Commission pursuant to Section 13(r) of the Exchange Act. ING Bank maintains a limited legacy portfolio of guarantees, accounts and loans that involve various entities owned by the Government of Iran. ING Bank also has limited legacy relationships with certain persons who are designated under Executive Orders 13224 and 13382. These positions remain on the books, but accounts related thereto may be 'frozen' under applicable laws and procedures. In such cases, any interest or other payments ING Bank is legally required to make in connection with said positions are made into 'frozen' accounts. Funds can only be withdrawn by relevant parties from these 'frozen' accounts after due regulatory consent from the relevant competent authorities. ING Bank has strict controls in place to ensure that no unauthorized account activity takes place while the account is 'frozen'. ING Bank may receive loan repayments, but all legacy loan repayments received by ING Bank have been duly authorized by relevant competent authorities. For the year ended December 31, 2013, ING Bank had gross revenues of approximately $13.5 million related to these activities, which was principally related to legacy loan repayment. ING Bank estimates that it had net profit of approximately $448.7 thousand related to these activities. ING Bank intends to terminate each of the legacy positions as the nature thereof and applicable law permits.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Omitted pursuant to General Instruction I(2) of Form 10-K, except with respect to compliance with Sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

a.	Code of Ethics for Financial Professionals
The Company has approved and adopted a Code of Ethics for Financial Professionals (which was filed as Exhibit 14 to the Company's Form 10-K, as filed with the Securities and Exchange Commission on March 29, 2004, File No. 033-87270), pursuant to the requirements of Section 406 of the Sarbanes-Oxley Act of 2002.  Any waiver of the Code of Ethics will be disclosed by the Company by way of a Form 8-K filing.

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

Item 13.    Certain Relationships, Related Transactions and Director Independence

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14.    Principal Accounting Fees and Services
(Dollar amounts in millions, unless otherwise stated)

In 2013 and 2012, Ernst & Young LLP ("Ernst & Young") served as the principal external auditing firm for ING, including ING USA Annuity and Life Insurance Company ("ING USA" or the "Company", as appropriate). ING subsidiaries, including ING USA, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary. Ernst & Young fees allocated to the Company along with a description of the services rendered by Ernst & Young to the Company are detailed below for the periods indicated.

	Year Ended December 31,
	2013		2012
Audit fees	$2.6		$2.7
Audit-related fees	0.1		0.2
Tax fees	—	*	—	*
	$2.7		$2.9
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

Tax Fees

There were minimal tax fees allocated to ING USA in 2013 and 2012.  Tax fees allocated to ING USA were primarily for tax compliance and accounting for income taxes.  These services consisted of tax compliance, including the review of tax disclosures and proper completion of tax forms, assistance with questions regarding tax audits and tax planning and advisory services related to common forms of domestic taxation (i.e., income tax and capital tax).

All Other Fees

There were no or minimal fees allocated to ING USA in 2013 and 2012 under the category "All other fees."  Other fees allocated to ING USA under this category typically include fees paid for products and services other than the audit fees, audit-related fees and tax fees described above and consist primarily of advisory services.

Pre-approval Policies and Procedures

ING USA is subject to the pre-approval policies and procedures of ING. U.S., Inc. Audit, audit-related and non-audit services provided to the Company by the independent registered public accountants of ING U.S., Inc. (the "External Auditor") are included in the total annual budgeted amounts for ING U.S., Inc. and pre-approved by the audit committee of ING U.S., Inc. (the "ING U.S. audit committee").  Pursuant to the pre-approval policies and procedures of ING U.S., Inc., the ING U.S. audit committee is required to pre-approve all services provided by the External Auditor to ING U.S., Inc. and its subsidiaries, including the Company.  The pre-approval policies and procedures of ING U.S., Inc. distinguish five types of services:  (1) audit services, (2) audit-related services, (3) tax services, (4) other services that are not audit, audit-related, tax, or prohibited services and (5) prohibited services (as described in the Sarbanes-Oxley Act of 2002).

The pre-approval procedures of ING U.S., Inc. consist of a general pre-approval procedure and a specific pre-approval procedure.

General Pre-approval Procedure

The ING U.S. audit committee pre-approves audit, audit-related, tax and other services to be provided by the External Auditor to ING U.S., Inc. and its subsidiaries on an annual basis, and sets the maximum annual amount for such pre-approved services.  Throughout the year, the ING U.S. audit committee receives from the External Auditor an overview of all services provided, including related fees and supported by sufficiently detailed information.  The ING U.S. audit committee evaluates this overview quarterly. Additionally, the ING U.S., Inc. Corporate Controller monitors the amounts paid versus the pre-approved amounts throughout the year.

Specific Pre-approval Procedure

In addition to the general pre-approval procedure of ING U.S., Inc., each proposed External Auditor engagement by ING U.S., Inc. or one of its subsidiaries that is expected to generate fees in excess of the pre-approved amounts, must be approved by the ING U.S. audit committee after recommendation of ING U.S. management on a case-by-case basis.

In addition, as long as ING has control or significant influence over ING USA, ING USA will be subject to the specific and general pre-approval procedures and requirements of the ING audit committee.

In 2013, 100% of each of the audit-related services, tax services and all other services provided to the Company were pre-approved by the audit committees of ING U.S., Inc. and ING. In 2012 (prior to the initial public offering of ING U.S., Inc.), only the ING pre-approval policies and procedures were in effect, and 100% of each of the audit-related services, tax services and all other services provided to the Company were pre-approved by the ING audit committee.

Item 15.    Exhibits, Financial Statement Schedules

a.	The following documents are filed as part of this report:

1.	Financial statements. See Item 8. on page 91.

2.	Financial statement schedules. See Index of Item 8. on page 91.

3.	Exhibits. See Exhibit Index on page 178.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 20, 2014	ING USA Annuity and Life Insurance Company
(Registrant)

	By: /s/	Christina K. Hack
Christina K. Hack Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 20, 2014.

	Signatures	Title

/s/	Rodney O. Martin, Jr.	Chairman and Director
Rodney O. Martin, Jr.

/s/	Mary E. Beams	Director
Mary E. Beams

/s/	Alain M. Karaoglan	Director
Alain M. Karaoglan

/s/	Chetlur S. Ragavan	Director
Chetlur S. Ragavan

/s/	Ewout L. Steenbergen	Director
Ewout L. Steenbergen

/s/	Michael S. Smith	Director and President
Michael S. Smith

/s/	Steven T. Pierson	Senior Vice President and
	Steven T. Pierson	Chief Accounting Officer

/s/	Christina K. Hack	Senior Vice President and
	Christina K. Hack	Chief Financial Officer

ING USA ANNUITY AND LIFE INSURANCE COMPANY (the "Company")
Form 10-K for Fiscal Year Ended December 31, 2013

Exhibit Index
Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger dated June 25, 2003, by and between USG Annuity & Life Company, United Life & Annuity Insurance Company, Equitable Life Insurance Company of Iowa and Golden American Life Insurance Company, incorporated by reference in Exhibit 99-8 in the Company's Form 8K filed with the SEC on January 2, 2004 (File No. 333-87270).

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

3.4
Amended and Restated By-Laws of ING USA Annuity and Life Insurance Company effective January 1, 2005, incorporated by reference to the Company's Form 10-Q, as filed with the SEC on May 13, 2005 (File No. 033-87270).

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

Exhibit Index
Exhibit Number	Description of Exhibit
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

10.9
First Amendment to the Administrative Services Agreement between ING USA Annuity and Life Insurance Company and its affiliates, effective as of August 1, 2004, incorporated by reference from Exhibit 10.(i) to ING USA Annuity and Life Insurance Company's Form 10-K filed with the SEC on March 18, 2005 (File No. 033-87270).

Exhibit Index
Exhibit Number	Description of Exhibit
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

10.15
Services Agreement with ING Financial Advisers, LLC ("INGFA"), entered into June 1, 2002 by Equitable Life Insurance Company of Iowa, as subsumed by ING USA pursuant to the January 1, 2004 merger, incorporated by reference from Exhibit 10.(p) to ING USA Annuity and Life Insurance Company's Form 10-K filed with the SEC on March 18, 2005 (File No. 033-87270).

10.16
Surplus Note for $50,000,000 aggregate principal amount, dated December 29, 2004, issued by ING USA Annuity and Life Insurance Company to its affiliate, Security Life of Denver International Limited, incorporated by reference from Exhibit 10.(q) to ING USA Annuity and Life Insurance Company's Form 10-K filed with the SEC on March 18, 2005 (File No. 033-87270).

10.17
Surplus Note for $175,000,000 aggregate principal amount, dated December 29, 2004, issued by ING USA Annuity and Life Insurance Company to its affiliate, ING Life Insurance and Annuity Company, incorporated by reference from Exhibit 10.(r) to ING USA Annuity and Life Insurance Company's Form 10-K filed with the SEC on March 18, 2005 (File No. 033-87270).

10.18
Surplus Note for $175,000,000 aggregate principal amount, dated December 29, 2004, issued by ING USA Annuity and Life Insurance Company to its affiliate, ReliaStar Life Insurance Company, incorporated by reference from Exhibit 10.(s) to ING USA Annuity and Life Insurance Company's Form 10-K filed with the SEC on March 18, 2005 (File No. 033-87270).

10.19
Lease Agreement dated August 31, 1995, between The Graham Group, Inc. and Equitable Life Insurance Company of Iowa, as subsumed by ING USA Annuity and Life Insurance Company pursuant to the January 1, 2004 merger, incorporated by reference from Exhibit 10.(t) to ING USA Annuity and Life Insurance Company's Form 10-K filed with the SEC on March 18, 2005 (File No. 033-87270).

10.20
Joinder Number 2005-1 to Tax Sharing Agreement, dated January 20, 2006, between ING USA Annuity and Life Insurance Company and ING America Insurance Holdings Inc., incorporated by reference from Exhibit 10. to ING USA Annuity and Life Insurance Company's Form 10-Q filed with the SEC on May 12, 2006 (File No. 001-32625).

10.21
Coinsurance Agreement, effective May 1, 2005, between ING USA Annuity and Life Insurance Company and Security Life of Denver Insurance Company, incorporated by reference from Exhibit 10. to ING USA Annuity and Life Insurance Company's Form 10-Q filed with the SEC on August 15, 2005 (File No. 033-87270).

10.22
Amendment Number 2006-1, dated as of September 11, 2006, to the Services Agreement between ING USA Annuity and Life Insurance Company and ING North America Insurance Corporation, incorporated by reference from Exhibit 10. to ING USA Annuity and Life Insurance Company's Form 10-Q filed with the SEC on November 14, 2006 (File No. 001-32625).

10.23
Amendment Number 2007-1 to Reciprocal Loan Agreement, dated as of December 31, 2007, between ING USA and ING America Insurance Holdings, Inc., incorporated by reference from Exhibit 10.25 to ING USA Annuity and Life Insurance Company's Form 10-K filed with the SEC on March 28, 2008 (File No. 001-32625).

10.24
Amendment Number 2007-1 to Services Agreement, dated as of December 31, 2007, between ING USA and the affiliated companies listed on Exhibit B to the Agreement, incorporated by reference from Exhibit 10.26 to ING USA Annuity and Life Insurance Company's Form 10-K filed with the SEC on March 28, 2008 (File No. 001-32625).

10.25
Amendment Number 2008-1 to Services Agreement, effective October 1, 2008, among ING USA Annuity and Life Insurance Company and the affiliated companies listed on Exhibit B to the Agreement, incorporated by reference from Exhibit 10.28 to ING USA Annuity and Life Insurance Company's Form 10-K filed with the SEC on March 31, 2009 (File No. 001-32625).

Exhibit Index
Exhibit Number	Description of Exhibit
10.26
Amendment Number 4, effective January 1, 2009, to Investment Advisory Agreement, between ING USA Annuity and Life Insurance Company and ING Investment Management LLC, incorporated by reference from Exhibit 10.29 to ING USA Annuity and Life Insurance Company's Form 10-K 2009 filed with the SEC on March 31, 2010 (File No. 001-032625).

10.27
ING USA Participation Agreement, dated as of March 31, 2009, by and among ING USA Annuity and Life Insurance Company, ING Groep N.V. and ING Support Holding B.V., incorporated by reference from Exhibit 10.1 to ING USA Annuity and Life Insurance Company's Form 10-Q filed with the SEC on May 15, 2009 (File No. 001-32625).

10.28
Deed of Assignment of Receivables, dated March 31, 2009, among ING USA Annuity and Life Insurance Company, ING Support Holding B.V., Staat der Nederlanden and Stichting Derdengelden ING Support Holding, incorporated by reference from Exhibit 10.2 to ING USA Annuity and Life Insurance Company's Form 10-Q filed with the SEC on May 15, 2009 (File No. 001-32625).

10.29
Third Amendment to Lease, effective February 11, 2010, between ING USA Annuity and Life Insurance Company and Lexington Lion Dunwoody, L.P., incorporated by reference from Exhibit 10 to ING USA Annuity and Life Insurance Company's Form 10-Q filed on May 14, 2010 (File No. 001-032625).

10.30
Amendment 2010-1 to Services Agreement, dated as of October 1, 2010, between ING USA Annuity and Life Insurance Company and ING North America Insurance Corporation, incorporated by reference from Exhibit 10.33 to ING USA Annuity and Life Insurance Company's Form 10-K filed on March 30, 2011 (File No. 001-32625).

10.31
Amendment dated as of November 26, 2010, to ING USA Participation Agreement, dated as of March 31, 2009, by and among ING USA Annuity and Life Insurance Company, ING Support Holding B.V. and ING Groep N.V., incorporated by reference from Exhibit 10.34 to ING USA Annuity and Life Insurance Company's Form 10-K filed on March 30, 2011 (File No. 001-32625).

10.32
Intercompany Agreement, effective January 1, 2010, between ING USA Annuity and Life Insurance Company and Directed Services LLC, incorporated by reference from Exhibit 10.35 to ING USA Annuity and Life Insurance Company's Form 10-K filed on March 30, 2011 (File No. 001-32625).

10.33
Participation Termination Agreement, dated as of November 13, 2012, entered into among ING USA Annuity and Life Insurance Company, ING Support Holding B.V., ING Groep N.V. and ING Bank N.V., incorporated by reference from Exhibit 10.35 to lNG USA Annuity and Life Insurance Company's Form 10-K filed on March 27, 2013 (File No. 001-32625).

10.34
Deed of Assignment of IABF Receivables, dated as of November 13, 2012, between ING USA Annuity and Life Insurance Company, ING Support Holding B.V., ING Bank N.V., Staat der Nederlanden and Stichting Derdengelden ING Support Holding, incorporated by reference from Exhibit 10.36 to lNG USA Annuity and Life Insurance Company's Form 10-K filed on March 27, 2013 (File No. 001-32625).

10.35
Federal Tax Sharing Agreement, effective January 1, 2013, between lNG U.S., Inc. and each of its undersigned Subsidiaries, including lNG USA Annuity and Life Insurance Company, incorporated by reference from Exhibit 10.1 to ING USA Annuity and Life Insurance Company's Form 10-Q filed on May 14, 2013 (File No. 001-32625).

10.36
First Amendment to Lease Agreement, dated as of October 2, 2000, between The Graham Group, Inc. and Equitable Life Insurance Company of Iowa, as subsumed by lNG USA Annuity and Life Insurance Company pursuant to the January 1, 2004 merger, incorporated by reference from Exhibit 10.2 to lNG USA Annuity and Life Insurance Company's Form 10-Q filed on May 14, 2013 (File No. 001-32625).

10.37
Second Amendment to Lease Agreement, dated as of February 4, 2002, between The Graham Group, Inc. and Equitable Life Insurance Company of Iowa, as subsumed by ING USA Annuity and Life Insurance Company pursuant to the January 1, 2004 merger, incorporated by reference from Exhibit 10.3 to ING USA Annuity and Life Insurance Company's Form 1 0-Q filed on May 14, 2013 (File No. 001-32625).

14.
ING Code of Ethics for Financial Professionals, incorporated by reference from Exhibit 14 to ING USA Annuity and Life Insurance Company's Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

23.1+	Consent of Ernst & Young LLP
31.1+	Certificate of Christina K. Hack pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Michael S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of Christina K. Hack pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Michael S. Smith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document [1]
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase

Exhibit Index
Exhibit Number	Description of Exhibit
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

[1]
Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2013 and 2012; (ii) Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iv) Statements of Changes in Shareholder's Equity for the years ended December 31, 2013, 2012 and 2011; (v) Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to the Financial Statements.

Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of ING USA Annuity and Life Insurance Company.

+ Filed herewith.

