Form 10-Q
period 2014-03-31
ING USA ANNUITY & LIFE INSURANCE CO
filed 2014-05-13
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 8, 2014, 250,000 shares of Common Stock, $10 par value, were outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE:  WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Form 10-Q for the period ended March 31, 2014

As used in this Quarterly Report on Form 10-Q, "ING USA," the "Company," "we," "our" and "us" refer to ING USA Annuity and Life Insurance Company.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors" and "Management's Narrative Analysis of the Results of Operations and Financial Condition" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations and (x) changes in the policies of governments and/or regulatory authorities.

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

PART I.    FINANCIAL INFORMATION (UNAUDITED)

Item 1.    Financial Statements

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Balance Sheets
March 31, 2014 (Unaudited) and December 31, 2013
(In millions, except share data)

	March 31, 2014	December 31, 2013
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $20,517.1 at 2014 and $20,244.6 at 2013)	$21,732.3	$21,105.9
Fixed maturities, at fair value using the fair value option	441.8	385.0
Equity securities, available-for-sale, at fair value (cost of $3.3 at 2014 and $3.8 at 2013)	6.3	6.1
Short-term investments	394.9	567.0
Mortgage loans on real estate, net of valuation allowance of $1.0 at 2014 and $1.1 at 2013	2,792.9	2,837.3
Policy loans	92.0	94.9
Limited partnerships/corporations	129.4	133.2
Derivatives	318.8	342.4
Other investments	55.9	56.2
Securities pledged (amortized cost of $731.2 at 2014 and $964.1 at 2013)	746.7	959.2
Total investments	26,711.0	26,487.2
Cash and cash equivalents	551.1	398.0
Short-term investments under securities loan agreement, including collateral delivered	164.0	163.6
Accrued investment income	229.3	220.3
Receivable for securities sold	1.4	0.1
Premium receivable	20.9	26.3
Deposits and reinsurance recoverable	4,041.9	3,941.6
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	2,739.4	2,812.5
Short-term loan to affiliate	54.0	—
Due from affiliates	27.2	33.0
Current income tax recoverable from Parent	—	22.6
Deferred income taxes	—	51.3
Other assets	336.7	357.7
Assets held in separate accounts	41,309.1	42,008.3
Total assets	$76,186.0	$76,522.5

The accompanying notes are an integral part of these Condensed Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Balance Sheets
March 31, 2014 (Unaudited) and December 31, 2013
(In millions, except share data)

	March 31, 2014	December 31, 2013
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$25,657.6	$25,412.8
Payable for securities purchased	16.8	32.6
Payables under securities loan agreement, including collateral held	238.5	211.1
Long-term debt	435.0	435.0
Due to affiliates	63.2	60.1
Funds held under reinsurance treaties with affiliates	4,008.3	3,728.7
Derivatives	463.5	731.9
Current income tax payable to Parent	7.9	—
Deferred income taxes	23.5	—
Other liabilities	171.1	169.7
Liabilities related to separate accounts	41,309.1	42,008.3
Total liabilities	72,394.5	72,790.2

Shareholder's equity:
Common stock (250,000 shares authorized, issued and outstanding; $10 par value per share)	2.5	2.5
Additional paid-in capital	5,525.6	5,525.6
Accumulated other comprehensive income (loss)	570.1	481.2
Retained earnings (deficit)	(2,306.7)	(2,277.0)
Total shareholder's equity	3,791.5	3,732.3
Total liabilities and shareholder's equity	$76,186.0	$76,522.5

The accompanying notes are an integral part of these Condensed Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Statements of Operations
For the Three Months Ended March 31, 2014 and 2013 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2014	2013
Revenues:
Net investment income	$306.1	$302.7
Fee income	205.7	200.8
Premiums	143.5	115.8
Net realized capital gains (losses):
Total other-than-temporary impairments	(1.0)	(1.2)
Net other-than-temporary impairments recognized in earnings	(1.0)	(1.2)
Other net realized capital gains (losses)	(155.8)	(776.0)
Total net realized capital gains (losses)	(156.8)	(777.2)
Other revenue	7.8	6.9
Total revenues	506.3	(151.0)
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	491.4	(608.4)
Operating expenses	120.4	109.5
Net amortization of deferred policy acquisition costs and value of business acquired	(85.4)	718.4
Interest expense	6.9	7.0
Other expense	7.4	5.7
Total benefits and expenses	540.7	232.2
Income (loss) before income taxes	(34.4)	(383.2)
Income tax expense (benefit)	(4.7)	(46.6)
Net income (loss)	$(29.7)	$(336.6)

The accompanying notes are an integral part of these Condensed Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Statements of Comprehensive Income
For the Three Months Ended March 31, 2014 and 2013 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$(29.7)	$(336.6)
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	170.4	129.1
Other-than-temporary impairments	5.1	3.9
Pension and other postretirement benefits liability	(0.1)	—
Other comprehensive income (loss), before tax	175.4	133.0
Income tax expense (benefit) related to items of other comprehensive income (loss)	86.5	127.7
Other comprehensive income (loss), after tax	88.9	5.3
Comprehensive income (loss)	$59.2	$(331.3)

The accompanying notes are an integral part of these Condensed Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Statements of Changes in Shareholder’s Equity
For the Three Months Ended March 31, 2014 and 2013 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2014	$2.5	$5,525.6		$481.2	$(2,277.0)	$3,732.3
Comprehensive income (loss):
Net income (loss)	—	—		—	(29.7)	(29.7)
Other comprehensive income (loss), after tax	—	—		88.9	—	88.9
Total comprehensive income (loss)						59.2
Employee related benefits	—	—		—	—	—
Balance at March 31, 2014	$2.5	$5,525.6		$570.1	$(2,306.7)	$3,791.5

Balance at January 1, 2013	$2.5	$5,755.5		$634.2	$(2,260.1)	$4,132.1
Comprehensive income (loss):
Net income (loss)	—	—		—	(336.6)	(336.6)
Other comprehensive income (loss), after tax	—	—		5.3	—	5.3
Total comprehensive income (loss)						(331.3)
Employee related benefits	—	—	*	—	—	—	*
Balance at March 31, 2013	$2.5	$5,755.5		$639.5	$(2,596.7)	$3,800.8
*Less than $0.1.

The accompanying notes are an integral part of these Condensed Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2014 and 2013 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$406.9	$353.2
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	982.7	1,273.8
Equity securities, available-for-sale	0.3	0.7
Mortgage loans on real estate	100.3	187.2
Limited partnerships/corporations	7.5	3.8
Acquisition of:
Fixed maturities	(1,099.8)	(1,295.1)
Equity securities, available-for-sale	—	(0.5)
Mortgage loans on real estate	(55.8)	(219.6)
Limited partnerships/corporations	(2.1)	(1.7)
Derivatives, net	(169.0)	(986.4)
Short-term investments, net	172.1	1,121.9
Policy loans, net	2.9	1.6
Collateral received (delivered), net	27.0	(358.1)
Other investments, net	1.6	—
Purchases of fixed assets, net	—	(0.7)
Net cash used in investing activities	(32.3)	(273.1)
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,127.2	1,681.0
Maturities and withdrawals from investment contracts	(1,331.0)	(1,755.6)
Reinsurance recoverable on investment contracts	36.3	95.0
Short-term loans to affiliates, net	(54.0)	—
Net cash (used in) provided by financing activities	(221.5)	20.4
Net increase in cash and cash equivalents	153.1	100.5
Cash and cash equivalents, beginning of period	398.0	295.6
Cash and cash equivalents, end of period	$551.1	$396.1

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

In 2009, ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange, announced the anticipated separation of its global banking and insurance businesses, including the divestiture of Voya Financial, Inc. (which changed its name from ING U.S., Inc. on April 7, 2014) together with its subsidiaries, including the Company. On April 11, 2013, Voya Financial, Inc. announced plans to rebrand in the future as Voya Financial. On May 2, 2013, the common stock of Voya Financial, Inc. began trading on the New York Stock Exchange under the symbol "VOYA." On May 7, 2013 and May 31, 2013, Voya Financial, Inc. completed its initial public offering of common stock, including the issuance and sale by Voya Financial, Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. ("ING International"), an indirect wholly owned subsidiary of ING Group and previously the sole stockholder of Voya Financial, Inc., of 44,201,773 shares of outstanding common stock of Voya Financial, Inc. (collectively, the "IPO"). On September 30, 2013, ING International transferred all of its shares of Voya Financial, Inc. common stock to ING Group.

On October 29, 2013, ING Group completed a sale of 37,950,000 shares of common stock of Voya Financial, Inc. in a registered public offering ("Secondary Offering"), reducing ING Group's ownership of Voya Financial, Inc. to 57%.

On March 25, 2014, ING Group completed a sale of 30,475,000 shares of common stock of Voya Financial, Inc. in a registered public offering. On March 25, 2014, pursuant to the terms of a share repurchase agreement between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 7,255,853 shares of its common stock from ING Group (the "Direct Share Buyback") (the offering and the Direct Share Buyback collectively, the "Transactions"). Upon completion of the Transactions, ING Group's ownership of Voya Financial, Inc. was reduced to approximately 43%.

ING USA is a direct, wholly owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "the Parent"), which is a direct, wholly owned subsidiary of Voya Financial, Inc.

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

The accompanying Condensed Financial Statements reflect all adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2014, and its results of operations, comprehensive income, changes in shareholder's equity and statements of cash flows for the three months ended March 31, 2014 and 2013, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2013 Balance Sheet is from the audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission ("SEC"), which included all disclosures required by U.S. GAAP. Therefore, these unaudited Condensed Financial Statements should be read in conjunction with the audited Financial Statements of the Company included in the 2013 Annual Report on Form 10-K.

Adoption of New Pronouncements

Presentation of Unrecognized Tax Benefits
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, "Income Taxes (Accounting Standards Codification ("ASC") Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which clarifies that:

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

The provisions of ASU 2013-11 were adopted prospectively by the Company on January 1, 2014, to all unrecognized tax benefits existing on that date. The adoption had no effect on the Company's financial condition, results of operations or cash flows, as the guidance is consistent with that previously applied.

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

The adoption had no effect on the Company's financial condition, results of operations or cash flows, as the Company did not have any fixed obligations under joint and several liable arrangements as of January 1, 2014.

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

The provisions of ASU 2011-06 were adopted by the Company on January 1, 2014, when the fee initially became effective. The

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

adoption of ASU 2011-06 had no effect on the Company's financial condition, results of operations or cash flows, as the Company does not sell qualifying health insurance and, thus, is not subject to the fee.

Future Adoption of Accounting Pronouncements

Discontinued Operations & Disposals
In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (ASC Topic 205) and Property, Plant, and Equipment (ASC Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"), which requires the disposal of a component of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on the entity's operations and financial results. The component should be reported in discontinued operations when it meets the criteria to be classified as held for sale, is disposed of by sale or is disposed of other than by sale.

The amendments also require additional disclosures about discontinued operations, including disclosures about an entity’s significant continuing involvement with a discontinued operation, and disclosures for a disposal of an individually significant component of an entity that does not qualify for discontinued operations.

The provisions of ASU 2014-08 are effective for annual periods beginning after December 15, 2014 and for interim periods beginning after December 15, 2015. The amendments should be applied prospectively to disposals and classifications as held for sale that occur within those periods. The Company does not expect ASU 2014-08 to have an impact on its financial condition, results of operations, cash flows or disclosures, as the Company does not have any discontinued operations as of March 31, 2014.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of March 31, 2014:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$1,846.7	$36.5	$24.8	$—	$1,858.4	$—
U.S. Government agencies and authorities	111.2	1.9	0.1	—	113.0	—
State, municipalities and political subdivisions	50.1	3.8	0.1	—	53.8	—
U.S. corporate securities	10,451.0	679.5	93.2	—	11,037.3	5.6

Foreign securities(1):
Government	334.9	11.3	9.6	—	336.6	—
Other	4,885.3	334.9	17.8	—	5,202.4	—
Total foreign securities	5,220.2	346.2	27.4	—	5,539.0	—

Residential mortgage-backed securities:
Agency	1,721.9	99.8	18.1	19.5	1,823.1	—
Non-Agency	347.9	56.1	2.9	8.6	409.7	36.3
Total Residential mortgage-backed securities	2,069.8	155.9	21.0	28.1	2,232.8	36.3

Commercial mortgage-backed securities	1,419.5	139.4	0.2	—	1,558.7	—
Other asset-backed securities	521.6	18.2	12.0	—	527.8	0.6
Total fixed maturities, including securities pledged	21,690.1	1,381.4	178.8	28.1	22,920.8	42.5
Less: Securities pledged	731.2	16.7	1.2	—	746.7	—
Total fixed maturities	20,958.9	1,364.7	177.6	28.1	22,174.1	42.5
Equity securities	3.3	3.0	—	—	6.3	—
Total fixed maturities and equity securities investments	$20,962.2	$1,367.7	$177.6	$28.1	$22,180.4	$42.5
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

Foreign securities(1):
Government	404.8	14.5	16.7	—	402.6	—
Other	4,753.5	276.4	37.8	—	4,992.1	—
Total foreign securities	5,158.3	290.9	54.5	—	5,394.7	—

Residential mortgage-backed securities
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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2014, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$576.1	$581.6
After one year through five years	4,958.1	5,247.3
After five years through ten years	8,099.7	8,332.2
After ten years	4,045.3	4,440.4
Mortgage-backed securities	3,489.3	3,791.5
Other asset-backed securities	521.6	527.8
Fixed maturities, including securities pledged	$21,690.1	$22,920.8

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of March 31, 2014 and December 31, 2013, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s Shareholder’s equity.

The following table sets forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
March 31, 2014
Communications	$1,036.6	$100.1	$3.4	$1,133.3
Financial	1,947.3	165.8	12.2	2,100.9
Industrial and other companies	9,288.5	528.2	73.1	9,743.6
Utilities	2,621.5	190.2	19.0	2,792.7
Transportation	442.4	30.1	3.3	469.2
Total	$15,336.3	$1,014.4	$111.0	$16,239.7

December 31, 2013
Communications	$1,028.7	$76.3	$10.0	$1,095.0
Financial	1,862.1	144.4	20.8	1,985.7
Industrial and other companies	9,050.1	417.1	139.0	9,328.2
Utilities	2,659.0	140.0	39.5	2,759.5
Transportation	446.4	21.3	6.9	460.8
Total	$15,046.3	$799.1	$216.2	$15,629.2

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of March 31, 2014 and December 31, 2013, approximately 36.5% and 33.4%, respectively, of the Company’s CMO holdings, such as interest-only or principal-only strips, were invested in those types of CMOs that are subject to more prepayment and extension risk than traditional CMOs.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. As of March 31, 2014 and December 31, 2013, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby certain domestic securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities.
The lending agent retains the cash collateral and invests in liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. As of March 31, 2014 and December 31, 2013, the fair value of loaned securities was $116.2 and $128.5, respectively, and is included in Securities pledged on the Condensed Balance Sheets. As of March 31, 2014 and December 31, 2013, collateral retained by the lending agent and invested in liquid assets on the Company's behalf was $120.0 and $132.4, respectively, and recorded in Short-term investments under securities loan agreement, including collateral delivered on the Condensed Balance Sheets. As of March 31, 2014 and December 31, 2013, liabilities to return collateral of $120.0 and $132.4, respectively, were included in Payables under securities loan agreement, including collateral held on the Condensed Balance Sheets.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits for any of its investments in VIEs. The Company provided no non-contractual financial support, and its carrying value represents the Company’s exposure to loss. The carrying value of the equity tranches of the Collateralized loan obligations ("CLOs") of $2.3 and $2.5 as of March 31, 2014 and December 31, 2013, respectively, is included in Limited partnerships/corporations on the Condensed Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Securitizations

The Company invests in various tranches of securitization entities, including Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and asset-backed securities ("ABS"). Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company through its investments or other arrangements does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and will not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale as described in the Fair Value Measurements note to these Condensed Financial Statements, and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS that are accounted for under the FVO, for which changes in fair value are reflected in Other net realized gains (losses) in the Condensed Statements of Operations. The Company's maximum exposure to loss on these structured investments is limited to the amount of its investment.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of March 31, 2014:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$769.7	$5.2	$592.0	$19.6	$—	$—	$1,361.7	$24.8
U.S. Government agencies and authorities	2.0	—	50.1	0.1	—	—	52.1	0.1
U.S. corporate, state and municipalities	533.5	5.2	1,749.7	67.1	264.9	21.0	2,548.1	93.3
Foreign	135.0	0.8	567.7	21.4	53.0	5.2	755.7	27.4
Residential mortgage-backed	160.1	0.7	575.6	14.3	143.4	6.0	879.1	21.0
Commercial mortgage-backed	7.1	0.2	—	—	—	—	7.1	0.2
Other asset-backed	69.2	0.3	—	—	115.0	11.7	184.2	12.0
Total	$1,676.6	$12.4	$3,535.1	$122.5	$576.3	$43.9	$5,788.0	$178.8

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
* Less than $0.1.

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 92.9% and 91.5% of the average book value as of March 31, 2014 and December 31, 2013, respectively.

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
March 31, 2014
Six months or less below amortized cost	$1,750.6	$16.3	$22.6	$3.9	177	4
More than six months and twelve months or less below amortized cost	3,654.2	9.5	120.7	2.3	382	2
More than twelve months below amortized cost	527.8	8.4	27.3	2.0	146	6
Total	$5,932.6	$34.2	$170.6	$8.2	705	12

December 31, 2013
Six months or less below amortized cost	$2,990.4	$7.5	$58.7	$1.8	334	6
More than six months and twelve months or less below amortized cost	4,264.7	25.8	226.0	6.7	474	6
More than twelve months below amortized cost	419.6	10.3	27.4	2.8	122	9
Total	$7,674.7	$43.6	$312.1	$11.3	930	21

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
March 31, 2014
U.S. Treasuries	$1,386.5	$—	$24.8	$—	13	—
U.S. Government agencies and authorities	52.2	—	0.1	—	3	—
U.S. corporate, state and municipalities	2,628.4	13.0	90.2	3.1	341	1
Foreign	779.6	3.5	26.6	0.8	134	1
Residential mortgage-backed	898.8	1.3	20.7	0.3	161	4
Commercial mortgage-backed	7.3	—	0.2	—	3	—
Other asset-backed	179.8	16.4	8.0	4.0	50	6
Total	$5,932.6	$34.2	$170.6	$8.2	705	12

December 31, 2013
U.S. Treasuries	$1,580.2	$—	$43.9	$—	15	—
U.S. Government agencies and authorities	59.2	—	0.5	—	3	—
U.S. corporate, state and municipalities	3,604.2	14.9	175.5	3.8	479	1
Foreign	1,067.8	8.4	52.5	2.0	185	3
Residential mortgage-backed	1,103.4	4.4	29.9	1.1	187	10
Commercial mortgage-backed	80.9	—	1.1	—	14	—
Other asset-backed	179.0	15.9	8.7	4.4	47	7
Total	$7,674.7	$43.6	$312.1	$11.3	930	21

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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of March 31, 2014, the Company had no new troubled debt restructurings for private placement or commercial mortgage loans. As of December 31, 2013, the Company had no new private placement troubled debt restructurings and had 20 new commercial mortgage loan troubled debt restructurings with a pre- modification and post-modification carrying value of $24.6. The 20 commercial mortgage loans comprise a portfolio of cross-defaulted, cross-collateralized individual loans, which are owned by the same sponsor. Between the date of the troubled debt restructurings and March 31, 2014, these loans have repaid $1.2 in principal.

As of March 31, 2014, and December 31, 2013, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company’s investment in mortgage loans as of the dates indicated:

	March 31, 2014	December 31, 2013
Commercial mortgage loans	$2,793.9	$2,838.4
Collective valuation allowance	(1.0)	(1.1)
Total net commercial mortgage loans	$2,792.9	$2,837.3

The following table summarizes the activity in the allowance for losses for all commercial mortgage loans for the periods indicated:

	March 31, 2014	December 31, 2013
Collective valuation allowance for losses, balance at January 1	$1.1	$1.2
Addition to / (reduction of) allowance for losses	(0.1)	(0.1)
Collective valuation allowance for losses, end of period	$1.0	$1.1

There were no impairments taken on the mortgage loan portfolio for the three months ended March 31, 2014 and 2013.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	March 31, 2014	December 31, 2013
Impaired loans with allowances for losses	$—	$—
Impaired loans without allowances for losses	23.4	23.4
Subtotal	23.4	23.4
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$23.4	$23.4
Unpaid principal balance of impaired loans	$23.4	$23.4

The following table presents information on restructured loans as of the dates indicated:

	March 31, 2014	December 31, 2013
Troubled debt restructured loans	$23.4	$23.4

The Company’s policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of March 31, 2014 and December 31, 2013. There were no loans 90 days or more past due or loans in arrears with respect to principal and interest as of March 31, 2014 and December 31, 2013.

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Impaired loans average investment during period (amortized cost) (1)	$23.4	$—
Interest income recognized on impaired loans, on an accrual basis(1)	0.3	—
Interest income recognized on impaired loans, on a cash basis(1)	0.2	—
Interest income recognized on restructured loans, on an accrual basis	0.3	—
(1) Includes amounts for Troubled debt restructured loans.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the LTV ratios as of the dates indicated:

	March 31, 2014(1)	December 31, 2013(1)
Loan-to-Value Ratio:
0% - 50%	$443.7	$499.8
50% - 60%	785.4	761.3
60% - 70%	1,448.7	1,458.1
70% - 80%	109.8	112.6
80% and above	6.3	6.6
Total Commercial mortgage loans	$2,793.9	$2,838.4
(1) Balances do not include allowance for mortgage loan credit losses.

The following table presents the DSC ratios as of the dates indicated:

	March 31, 2014(1)	December 31, 2013(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$1,983.2	$2,003.2
1.25x - 1.5x	461.6	468.5
1.0x - 1.25x	235.9	240.2
Less than 1.0x	113.2	126.5
Total Commercial mortgage loans	$2,793.9	$2,838.4
(1) Balances do not include allowance for mortgage loan credit losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	March 31, 2014(1)		December 31, 2013(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$703.3	25.2%	$682.8	24.1%
South Atlantic	568.4	20.3%	560.9	19.8%
West South Central	374.3	13.4%	377.2	13.3%
East North Central	340.5	12.2%	337.6	11.9%
Middle Atlantic	331.6	11.9%	334.0	11.8%
Mountain	269.6	9.6%	282.1	9.9%
West North Central	119.3	4.3%	131.4	4.6%
East South Central	60.0	2.1%	60.5	2.1%
New England	26.9	1.0%	71.9	2.5%
Total Commercial mortgage loans	$2,793.9	100.0%	$2,838.4	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	March 31, 2014(1)		December 31, 2013(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Industrial	$988.7	35.4%	$998.3	35.2%
Retail	800.5	28.7%	800.2	28.2%
Apartments	418.2	15.0%	412.4	14.5%
Office	336.2	12.0%	388.3	13.7%
Hotel/Motel	91.9	3.3%	99.1	3.5%
Mixed Use	72.4	2.6%	53.7	1.9%
Other	86.0	3.0%	86.4	3.0%
Total Commercial mortgage loans	$2,793.9	100.0%	$2,838.4	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	March 31, 2014(1)	December 31, 2013(1)
Year of Origination:
2014	$55.8	$—
2013	637.8	641.3
2012	303.8	307.5
2011	732.0	748.4
2010	160.3	170.8
2009	45.4	45.6
2008 and prior	858.8	924.8
Total Commercial mortgage loans	$2,793.9	$2,838.4
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

The following table identifies the Company’s credit-related and intent-related impairments included in the Condensed Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended March 31,
	2014		2013
	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate	$0.2	1	$—		—
Residential mortgage-backed	0.3	19	1.2		31
Commercial mortgage-backed	0.1	2	—	*	1
Other asset-backed	0.1	1	—		—
Equity	0.3	2	—		—
Total	$1.0	25	$1.2		32
* Less than $0.1.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The above tables include $0.9 and $1.2 of write-downs related to credit impairments for the three months ended March 31, 2014 and 2013, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Statements of Operations. The remaining $0.1 in write-downs for the three months ended March 31, 2014 is related to intent impairments. Write-downs related to intent impairments were not material for the three months ended March 31, 2013.

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended March 31,
	2014		2013
	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate	$—	—	$—		—
Residential mortgage-backed	—	—	—		—
Commercial mortgage-backed	0.1	2	—	*	1
Other asset-backed	—	—	—		—
Equity	—	—	—		—
Total	$0.1	2	$—		1
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

The following table identifies the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Balance at January 1	$42.1	$47.9
Additional credit impairments:
On securities not previously impaired	0.1	—
On securities previously impaired	0.6	1.2
Reductions:
Securities sold, matured, prepaid or paid down	1.4	2.3
Balance at March 31	$41.4	$46.8

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Fixed maturities	$273.8	$263.6
Equity securities, available-for-sale	0.8	0.7
Mortgage loans on real estate	34.6	39.2
Policy loans	0.9	1.6
Short-term investments and cash equivalents	0.2	—
Other	8.5	10.1
Gross investment income	318.8	315.2
Less: Investment expenses	12.7	12.5
Net investment income	$306.1	$302.7

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Fixed maturities, available-for-sale, including securities pledged	$6.3	$5.9
Fixed maturities, at fair value option	(8.4)	(21.7)
Equity securities, available-for-sale	(0.2)	0.2
Derivatives	80.2	(1,068.4)
Embedded derivative - fixed maturities	(0.9)	(5.3)
Embedded derivative - product guarantees	(235.4)	312.2
Other investments	1.6	(0.1)
Net realized capital gains (losses)	$(156.8)	$(777.2)
After-tax net realized capital gains (losses)	$(102.0)	$(505.2)

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before-tax were as follows for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Proceeds on sales	$465.5	$883.7
Gross gains	3.9	14.1
Gross losses	4.4	2.8

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

Options: The Company uses put options to manage the equity, interest rate and equity volatility risk of the economic liabilities associated with certain variable annuity minimum guaranteed benefits. The Company also uses call options to hedge against an increase in various equity indices. Such increases may result in increased payments to the holders of the FIA contracts. The Company pays an upfront premium to purchase these options. The Company utilizes these options in non-qualifying hedging relationships.

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

Embedded derivatives: The Company also invests in certain fixed maturity instruments and has issued certain annuity products that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity rates, or credit ratings/spreads. In addition, the Company has entered into a coinsurance with a funds withheld arrangement which contains an embedded derivative whose fair value is based on the change in the fair value of the underlying assets held in trust.  The embedded derivatives for certain fixed maturity instruments, certain annuity products and coinsurance with funds withheld arrangements are reported with the host contract in investments, in Future policy benefits and contract owner account balances, Deposits and reinsurance recoverable (assumed reinsurance) or Funds held under reinsurance treaties with affiliates (ceded reinsurance), respectively, on the Condensed Balance Sheets. Changes in the fair value of embedded derivatives within fixed maturity investments and within annuity products are recorded in Other net realized capital gains (losses) in the Condensed Statements of Operations. Changes in fair value of embedded derivatives with reinsurance agreements are reported in Interest credited and other benefits to contract owners/policyholders in the Condensed Statements of Operations.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	March 31, 2014			December 31, 2013
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$7.7	$—	$—	$7.7	$—	$0.1
Foreign exchange contracts	57.1	1.6	0.9	57.1	1.8	0.7
Fair value hedges:
Interest rate contracts	365.6	3.7	11.9	365.6	4.8	9.7
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	22,556.5	121.6	338.3	26,485.1	193.0	651.4
Foreign exchange contracts	890.4	10.6	10.9	903.8	7.2	17.8
Equity contracts	16,969.7	177.0	101.5	11,304.7	131.0	52.2
Credit contracts	220.0	4.3	—	220.0	4.6	—
Embedded derivatives:
Within fixed maturity investments	N/A	28.1	—	N/A	28.9	—
Within annuity products	N/A	—	2,896.2	N/A	—	2,594.5
Within reinsurance agreements	N/A	1.2	73.0	N/A	(8.4)	(38.0)
Total		$348.1	$3,432.7		$362.9	$3,288.4
N/A - Not Applicable
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Balance Sheets at fair value.

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of March 31, 2014 and December 31, 2013. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being “highly effective” as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments which do not qualify as effective accounting hedges under ASC Topic 815.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of OTC and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	March 31, 2014
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$220.0	$4.3	$—
Equity contracts	9,407.6	171.6	44.5
Foreign exchange contracts	947.5	12.2	11.8
Interest rate contracts	22,929.8	125.3	350.2
		313.4	406.5
Counterparty netting(1)		(228.7)	(228.7)
Cash collateral netting(1)		(62.0)	(0.4)
Securities collateral netting(1)		(16.0)	(142.4)
Net receivables/payables		$6.7	$35.0
(1) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting rules.

	December 31, 2013
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$220.0	$4.6	$—
Equity contracts	4,225.3	129.1	31.7
Foreign exchange contracts	960.9	9.0	18.5
Interest rate contracts	26,858.5	197.8	661.2
		340.5	711.4
Counterparty netting(1)		(283.5)	(283.5)
Cash collateral netting(1)		(37.4)	—
Securities collateral netting(1)		(8.8)	(350.0)
Net receivables/payables		$10.8	$77.9
(1) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting rules.

Collateral

Under the terms of the Company’s Over-The-Counter ("OTC") Derivative International Swaps and Derivatives Association, Inc. ("ISDA ") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Balance Sheets. As of March 31, 2014, the Company held $69.7 and $4.8 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2013, the Company held $35.2 and $12.3 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of March 31, 2014 and December 31, 2013, the Company delivered securities as collateral of $630.5 and $830.7, respectively.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Derivatives: Qualifying for hedge accounting(1):
Cash flow hedges:
Foreign exchange contract	$0.2	$—
Fair value hedges:
Interest rate contracts	(4.3)	1.2
Derivatives: Non-qualifying for hedge accounting(2):
Interest rate contracts	226.8	(206.8)
Foreign exchange contracts	(1.2)	65.9
Equity contracts	(141.5)	(929.7)
Credit contracts	0.2	1.0
Embedded derivatives:
Within fixed maturity investments(2)	(0.9)	(5.3)
Within annuity products(2)	(235.4)	312.2
Within reinsurance agreements(3)	(101.4)	100.2
Total	$(257.5)	$(661.3)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses) in the Condensed Statements of Operations. For the three months ended March 31, 2014 and 2013, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Statements of Operations.
(3) Changes in value are included in Interest credited and other benefits to contract owners/policyholders in the Condensed Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. The Company has ISDA agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty. To the extent cash collateral is received, it is included in Payables under securities loan agreements, including collateral held, on the Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Consolidated Balance Sheets. As of March 31, 2014 and December 31, 2013, the fair value of credit default swaps included in Derivatives assets was $4.3 and $4.6, respectively, and there were no credit default swaps included in Derivatives liabilities on the Condensed Balance Sheets.  As of March 31, 2014 and December 31, 2013, the maximum potential future exposure to the Company was $220.0 on credit default swaps. These instruments are typically written for a maturity period of five years and contain no recourse provisions.  If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

4.	Fair Value Measurements

Fair Value Measurement

The Company categorizes its financial instruments into a three-level hierarchy based on the priority of the inputs to the valuation technique, pursuant to the Fair Value Measurements and disclosures of the FASB ASC Topic 820. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), as described in "Item 8. Note 4. Fair Value Measurements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. If the inputs used to measure fair value fall within different levels of the

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

When available, the estimated fair value of financial instruments is based on quoted prices in active markets that are readily and regularly obtainable. When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flow methodologies, matrix pricing or other similar techniques.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,848.9	$9.5	$—	$1,858.4
U.S. Government agencies and authorities	—	110.9	2.1	113.0
U.S. corporate, state and municipalities	—	10,958.6	132.5	11,091.1
Foreign(1)	—	5,519.8	19.2	5,539.0
Residential mortgage-backed securities	—	2,197.0	35.8	2,232.8
Commercial mortgage-backed securities	—	1,558.7	—	1,558.7
Other asset-backed securities	—	511.9	15.9	527.8
Total fixed maturities, including securities pledged	1,848.9	20,866.4	205.5	22,920.8
Equity securities, available-for-sale	6.3	—	—	6.3
Derivatives:
Interest rate contracts	—	125.3	—	125.3
Foreign exchange contracts	—	12.2	—	12.2
Equity contracts	5.4	129.7	41.9	177.0
Credit contracts	—	4.3	—	4.3
Embedded derivative on reinsurance	—	1.2	—	1.2
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,015.1	94.9	—	1,110.0
Assets held in separate accounts	41,309.1	—	—	41,309.1
Total assets	$44,184.8	$21,234.0	$247.4	$65,666.2

Liabilities:
Annuity product guarantees:
FIA	$—	$—	$1,763.6	$1,763.6
GMAB / GMWB / GMWBL(2)	—	—	1,132.6	1,132.6
Derivatives:
Interest rate contracts	—	350.2	—	350.2
Foreign exchange contracts	—	11.8	—	11.8
Equity contracts	57.0	44.5	—	101.5
Embedded derivative on reinsurance	—	73.0	—	73.0
Total liabilities	$57.0	$479.5	$2,896.2	$3,432.7
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
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,847.4	$9.4	$—	$1,856.8
U.S. Government agencies and authorities	—	98.1	4.2	102.3
U.S. corporate, state and municipalities	—	10,598.0	90.4	10,688.4
Foreign(1)	—	5,370.1	24.6	5,394.7
Residential mortgage-backed securities	—	2,224.5	27.6	2,252.1
Commercial mortgage-backed securities	—	1,615.3	—	1,615.3
Other asset-backed securities	—	518.5	22.0	540.5
Total fixed maturities, including securities pledged	1,847.4	20,433.9	168.8	22,450.1
Equity securities, available-for-sale	6.1	—	—	6.1
Derivatives:
Interest rate contracts	—	197.8	—	197.8
Foreign exchange contracts	—	9.0	—	9.0
Equity contracts	1.9	72.1	57.0	131.0
Credit contracts	—	4.6	—	4.6
Embedded derivative on reinsurance	—	(8.4)	—	(8.4)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,123.6	5.0	—	1,128.6
Assets held in separate accounts	42,008.3	—	—	42,008.3
Total assets	$44,987.3	$20,714.0	$225.8	$65,927.1

Liabilities:
Annuity product guarantees:
FIA	$—	$—	$1,693.5	$1,693.5
GMAB / GMWB / GMWBL	—	—	901.0	901.0
Derivatives:
Interest rate contracts	—	661.2	—	661.2
Foreign exchange contracts	—	18.5	—	18.5
Equity contracts	20.5	31.7	—	52.2
Embedded derivative on reinsurance	—	(38.0)	—	(38.0)
Total liabilities	$20.5	$673.4	$2,594.5	$3,288.4
(1) Primarily U.S. dollar denominated

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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three months ended March 31, 2014 and 2013.  The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Three Months Ended March 31, 2014
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings (3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$4.2	$—	$—	$—	$—	$—	$(0.1)	$—	$(2.0)	$2.1	$—
U.S. corporate, state and municipalities	90.4	—	1.6	28.7	—	—	(1.0)	12.8	—	132.5	—
Foreign	24.6	—	—	—	—	—	—	—	(5.4)	19.2	—
Residential mortgage-backed securities	27.6	(0.4)	0.2	—	—	—	(0.4)	8.8	—	35.8	(0.4)
Other asset-backed securities	22.0	1.4	(1.1)	—	—	—	(6.4)	—	—	15.9	0.5
Total fixed maturities, including securities pledged	168.8	1.0	0.7	28.7	—	—	(7.9)	21.6	(7.4)	205.5	0.1

Equity securities, available-for-sale	—	(0.3)	0.3	—	—	—	—	—	—	—	(0.3)
Derivatives:
Annuity product guarantees:
FIA(1)	(1,693.5)	(41.5)	—	—	(50.2)	—	21.6	—	—	(1,763.6)	—
GMWB/GMAB/GMWBL(1)	(901.0)	(193.9)	—	—	(37.8)	—	0.1	—	—	(1,132.6)	—
Other derivatives, net:	57.0	1.6	—	5.3	—	—	(22.0)	—	—	41.9	(15.1)
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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Three Months Ended March 31, 2013
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value as of March 31	Change in Unrealized Gains (Losses) Included in Earnings (3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate, state and municipalities	113.6	—	0.7	20.1	—	—	(0.9)	16.1	(19.5)	130.1	—
Foreign	20.9	—	(0.1)	—	—	—	(1.4)	—	—	19.4	—
Residential mortgage-backed securities	24.2	(0.1)	(0.1)	—	—	—	(0.2)	—	—	23.8	(0.1)
Other asset-backed securities	78.2	2.3	—	—	—	—	(6.2)	—	—	74.3	1.6
Total fixed maturities, including securities pledged	236.9	2.2	0.5	20.1	—	—	(8.7)	16.1	(19.5)	247.6	1.5

Equity securities, available-for-sale	15.8	(0.1)	0.1	—	—	—	—	—	(15.4)	0.4	—
Derivatives:
Annuity product guarantees:
FIA(1)	(1,393.8)	(122.8)	—	—	(15.1)	—	11.9	—	—	(1,519.8)	—
GMWB/GMAB/GMWBL(1)	(2,004.0)	435.0	—	—	(37.1)	—	0.1	—	—	(1,606.0)	—
Other derivatives, net	11.7	42.4	—	4.7	—	—	(7.2)	—	—	51.6	36.5
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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The transfers in and out of Level 3 for fixed maturities, including securities pledged during the three months ended March 31, 2014 and 2013 were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of March 31, 2014:

Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA
Long-term equity implied volatility	15% to 25%		15% to 25%		—
Interest rate implied volatility	0.2% to 16%		0.2% to 16%		—
Correlations between:
Equity Funds	50% to 98%		50% to 98%		—
Equity and Fixed Income Funds	-38% to 62%		-38% to 62%		—
Interest Rates and Equity Funds	-31% to -14%		-31% to -14%		—
Nonperformance risk	-0.1% to 0.79%		-0.1% to 0.79%		-0.1% to 0.79%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—
Partial Withdrawals	0% to 10%		0% to 10%		—
Lapses	0.08% to 40%	(3)	0.08% to 31%	(3)	0% to 10%	(3)
Mortality	—	(4)	—	(4)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 31% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, we assume that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money". The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of March 31, 2014 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)
< 60	$2.3	$1.0	$3.3	5.4
60-69	5.5	1.9	7.4	1.2
70+	4.3	1.0	5.3	0.0
	$12.1	$3.9	$16.0	2.2

(3)
Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period. The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of March 31, 2014 (account value amounts are in $ billions).

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value	Lapse Range
During Surrender Charge Period
	In the Money**	$—	*	0.08% to 8.2%	$6.0	0.08% to 5.5%
	Out of the Money	—	*	0.41% to 12%	2.4	0.36% to 11%
After Surrender Charge Period
	In the Money**	—	*	2.5% to 21%	6.2	1.5% to 21%
	Out of the Money	0.1		12% to 31%	2.2	6.9% to 40%
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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$22,920.8	$22,920.8	$22,450.1	$22,450.1
Equity securities, available-for-sale	6.3	6.3	6.1	6.1
Mortgage loans on real estate	2,792.9	2,818.3	2,837.3	2,867.0
Policy loans	92.0	92.0	94.9	94.9
Limited partnerships/corporations	129.4	129.4	133.2	133.2
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	1,110.0	1,110.0	1,128.6	1,128.6
Derivatives	318.8	318.8	342.4	342.4
Other investments	55.9	55.9	56.2	56.2
Deposits from affiliates	718.5	774.8	747.2	807.7
Embedded derivative on reinsurance	1.2	1.2	(8.4)	(8.4)
Assets held in separate accounts	41,309.1	41,309.1	42,008.3	42,008.3
Liabilities:
Investment contract liabilities:
Deferred annuities(1)	19,300.9	19,704.2	18,979.6	19,377.2
Funding agreements with fixed maturities and guaranteed investment contracts	1,279.5	1,254.3	1,530.5	1,499.3
Supplementary contracts, immediate annuities and other	1,985.8	2,170.7	1,822.6	1,942.3
Annuity product guarantees:
FIA	1,763.6	1,763.6	1,693.5	1,693.5
GMAB/GMWB/GMWBL	1,132.6	1,132.6	901.0	901.0
Derivatives	463.5	463.5	731.9	731.9
Long-term debt	435.0	503.7	435.0	471.2
Embedded derivative on reinsurance	73.0	73.0	(38.0)	(38.0)
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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA") was as follows for the periods indicated:

	DAC	VOBA	Total
Balance at January 1, 2014	$2,271.7	$58.6	$2,330.3
Deferrals of commissions and expenses	33.8	—	33.8
Amortization:
Amortization	62.2	(2.9)	59.3
Interest accrued(1)	25.2	0.9	26.1
Net amortization included in the Condensed Statements of Operations	87.4	(2.0)	85.4
Change in unrealized capital gains/losses on available-for-sale securities	(159.4)	(7.4)	(166.8)
Balance at March 31, 2014	$2,233.5	$49.2	$2,282.7

	DAC	VOBA	Total
Balance at January 1, 2013	$2,968.2	$28.4	$2,996.6
Deferrals of commissions and expenses	20.4	—	20.4
Amortization:
Amortization(2)	(764.6)	(2.2)	(766.8)
Interest accrued(1)	47.7	0.7	48.4
Net amortization included in the Condensed Statements of Operations	(716.9)	(1.5)	(718.4)
Change in unrealized capital gains/losses on available-for-sale securities	236.6	3.8	240.4
Balance at March 31, 2013	$2,508.3	$30.7	$2,539.0
(1) Interest accrued at the following rates for VOBA: 3.9% to 5.8% during 2014 and 1.0% to 6.0% during 2013.
(2) Includes loss recognition of $305.0 related to DAC and $1.0 related to VOBA.

6.    Capital Contributions and Dividends

During the three months ended March 31, 2014 and 2013, the Company did not receive any capital contributions from its Parent.

During the three months ended March 31, 2014 and 2013, the Company did not pay a dividend or return of capital distribution on its common stock to its Parent.

On May 2, 2014, the Company declared an ordinary dividend in the amount of $216.0, payable on or after May 19, 2014.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Accumulated Other Comprehensive Income

Shareholder’s equity included the following components of AOCI as of the dates indicated.

	March 31,
	2014	2013
Fixed maturities, net of OTTI	$1,202.6	$1,830.4
Equity securities, available-for-sale	3.0	4.3
Derivatives	0.2	(0.7)
DAC/VOBA and sales inducements adjustment on available-for-sale securities	(541.4)	(977.1)
Other	(35.5)	(35.4)
Unrealized capital gains (losses), before tax	628.9	821.5
Deferred income tax asset (liability)	(59.7)	(183.0)
Unrealized capital gains (losses), after tax	569.2	638.5
Pension and other postretirement benefits liability, net of tax	0.9	1.0
AOCI	$570.1	$639.5

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Statements of Operations, were as follows for the periods indicated.

	Three Months Ended March 31, 2014
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$372.4		$(155.5)	(3)	$216.9
Equity securities	0.7		(0.2)		0.5
Other	(0.2)		0.1		(0.1)
OTTI	5.1		(1.8)		3.3
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	(2.4)		0.8		(1.6)
DAC/VOBA and sales inducements	(199.9)	(1)	70.0		(129.9)
Change in unrealized gains/losses on available-for-sale securities	175.7		(86.6)		89.1

Derivatives:
Derivatives	(0.2)	(2)	0.1		(0.1)
Adjustments for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—		—
Change in unrealized gains/losses on derivatives	(0.2)		0.1		(0.1)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	(0.1)		—		(0.1)
Change in pension and other postretirement benefits liability	(0.1)		—		(0.1)
Change in Other comprehensive income (loss)	$175.4		$(86.5)		$88.9
(1) See "Note 5. Deferred Policy Acquisition Costs and Value of Business Acquired" for additional information.
(2) See "Note 3. Derivative Financial Instruments" for additional information.
(3) Amount includes $(25.2) valuation allowance. See "Note 8. Income Taxes" for additional information.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2013
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(169.5)		$(21.8)	(3)	$(191.3)
Equity securities	0.9		(0.3)		0.6
Other	—		—		—
OTTI	3.9		(1.4)		2.5
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	(8.5)		3.0		(5.5)
DAC/VOBA and sales inducements	306.2	(1)	(107.2)		199.0
Change in unrealized gains/losses on available-for-sale securities	133.0		(127.7)		5.3

Derivatives:
Derivatives	—	(2)*	—	*	—	*
Adjustments for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—		—
Change in unrealized gains/losses on derivatives	—	*	—	*	—	*

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	—	*	—	*	—	*
Change in pension and other postretirement benefits liability	—	*	—	*	—	*
Change in Other comprehensive income (loss)	$133.0		$(127.7)		$5.3
* Less than $0.1.
(1) See "Note 5. Deferred Policy Acquisition Costs and Value of Business Acquired" for additional information.
(2) See "Note 3. Derivative Financial Instruments" for additional information.
(3) Amount includes $(81.1) Valuation allowance. See "Note 8. Income Taxes" for additional information.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.    Income Taxes

Income taxes were different from the amount computed by applying the federal income tax rate to income (loss) before income taxes for the following reasons for the periods indicated:

	Three Months Ended March 31,
	2014		2013
Income (loss) before income taxes	$(34.4)		$(383.2)
Tax rate	35.0%		35.0%
Income tax expense (benefit) at federal statutory rate	(12.0)		(134.1)
Tax effect of:
Dividends received deduction	(17.8)	(1)	(14.6)	(1)
Valuation allowance	25.8	(1)	102.6	(1)
Audit settlement	(0.8)	(1)	—
Tax credits	—		(0.5)	(1)
Non-deductible expense (benefit)	—	(1)*	—
Other	0.1	(1)	—	(1)*
Income tax expense (benefit)	$(4.7)		$(46.6)
*Less than $0.1.
(1) Certain of these amounts were allocated to Other comprehensive income in accordance with the exception described in ASC 740-20-45-7.

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of March 31, 2014 and December 31, 2013, the Company had total valuation allowances of $474.9 and $423.9, respectively. As of March 31, 2014 and December 31, 2013, $635.4 and $609.6, respectively, of these valuation allowances were allocated to continuing operations, and $(160.5) and $(185.7), respectively, of these valuation allowances were allocated to Other comprehensive income related to realized and unrealized capital losses.

For the three months ended March 31, 2014 and 2013, the total increases in the valuation allowance were $51.0 and $183.7, respectively. For the three months ended March 31, 2014 and 2013, there were increases of $25.8 and $102.6, respectively, in the valuation allowances that were allocated to continuing operations and there were increases of $25.2 and $81.1, respectively, in the valuation allowances that were allocated to Other comprehensive income.

Tax Sharing Agreement

The results of the Company's operations are included in the consolidated tax return of Voya Financial, Inc. Generally, the Company's financial statements recognize the current and deferred income tax consequences that result from the Company's activities during the current and preceding periods pursuant to the provisions of Income Taxes (ASC 740) as if the Company were a separate taxpayer rather than a member of Voya Financial, Inc.'s consolidated income tax return group with the exception of any net operating loss carryforwards and capital loss carryforwards, which are recorded pursuant to the tax sharing agreement. Under the tax sharing agreement, Voya Financial, Inc. will pay the Company for the tax benefits of ordinary and capital losses only in the event that the consolidated tax group actually uses the tax benefit of losses generated.

Tax Regulatory Matters

During April 2014, the IRS completed its examination of the Company's return through tax year 2012. The 2012 audit settlement did not have a material impact on the financial statements. The Company is currently under audit by the IRS, and it is expected

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

that the examination of tax year 2013 will be finalized within the next twelve months. The Company and the IRS have agreed to participate in the Compliance Assurance Program for the tax years 2013 and 2014.

The timing of the payment (if any) of the unrecognized tax benefit of $1.9 cannot be reliably estimated. However, the Company does not expect any material changes to the unrecognized tax benefits within the next year.

9.    Financing Agreements

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with Voya Financial, Inc., an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in January 2004 and based upon its renewal on January 14, 2014, expires on January 14, 2024, either party can borrow from the other up to 3.0% of the Company's statutory net admitted assets, excluding Separate Accounts, as of the preceding December 31. Effective January 2014, interest on any borrowing by either the Company or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

Under this agreement, the Company did not incur interest expense for the three months ended March 31, 2014 and 2013. The Company earned minimal interest income for the three months ended March 31, 2014 and did not earn any interest income for the three months ended March 31, 2013. As of March 31, 2014, the Company had an outstanding receivable of $54.0 from Voya Financial, Inc. under the reciprocal loan agreement. As of December 31, 2013, the Company did not have any outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement.

For information on the Company's additional financing agreements, see "Item 8. Note 14. Related Party Transactions" included in the Company's 2013 Annual Report on Form 10-K.

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

As of March 31, 2014 and December 31, 2013, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $225.0 and $252.7, respectively.

Federal Home Loan Bank Funding

The Company is a member of the FHLB of Des Moines and is required to maintain collateral to back funding agreements issued to the FHLB. As of March 31, 2014 and December 31, 2013, the Company had $1,090.2 in non-putable funding agreements, including accrued interest, issued to the FHLB. These non-putable funding agreements are included in Future policy benefits and contract owner account balances on the Condensed Balance Sheets. As of March 31, 2014 and December 31, 2013, assets with a market value of $1,284.5 and $1,266.8, respectively, collateralized the funding agreements to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Condensed Balance Sheets.

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

	March 31, 2014	December 31, 2013
Fixed maturity collateral pledged to FHLB	$1,284.5	$1,266.8
FHLB restricted stock(1)	53.6	53.6
Other fixed maturities-state deposits	11.4	11.3
Securities pledged(2)	746.7	959.2
Total restricted assets	$2,096.2	$2,290.9
(1) Reported in Other investments on the Condensed Balance Sheets.
(2) Includes the fair value of loaned securities of $116.2 and $128.5 as of March 31, 2014 and December 31, 2013, respectively, which is included in Securities pledged on the Condensed Balance Sheets. In addition, as of March 31, 2014 and December 31, 2013, the Company delivered securities as collateral of $630.5 and $830.7, respectively, which was included in Securities pledged on the Condensed Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. This paragraph contains an estimate of reasonably possible losses above any amounts accrued. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued, the estimate

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

reflects the reasonably possible range of loss in excess of the accrued amounts. For matters for which a reasonably possible (but not probable) range of loss exists, the estimate reflects the reasonably possible and unaccrued loss or range of loss. As of March 31, 2014, the Company estimates the aggregate range of reasonably possible losses in excess of any amounts accrued for these matters as of such date is not material to the Company.

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

Also effective June 30, 2008, the Company entered into a services agreement with SLDI, under which the Company provides certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement. For the three months ended March 31, 2014 and 2013, revenue related to the agreement was $3.1.

Effective July 1, 2009, the reinsurance agreement was amended and restated to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to the Company and the Company deposited those assets into a funds withheld trust account.  As of March 31, 2014, the assets on deposit in the trust account were $3.8 billion. The Company also established a corresponding funds withheld liability to SLDI, which is included in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets. Funds held under reinsurance treaties with affiliates had a balance of $3.7 billion and $3.6 billion, as of March 31, 2014 and December 31, 2013, respectively. In addition, as of March 31, 2014 and December 31, 2013, the Company had an embedded derivative with a value of $72.6 and $(34.7), respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets.

Also effective July 1, 2009, the Company and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account. SLDI has retained its affiliate, VOYA Investment Management LLC, (name changed from ING Investment Management LLC on May 1, 2014) as subadviser for the funds withheld account.

Effective October 1, 2011, the Company and SLDI entered into an amended and restated automatic reinsurance agreement in order to provide more flexibility to the Company and SLDI with respect to the collateralization of the reserves related to the variable annuity guaranteed living benefits reinsured under the agreement. As of March 31, 2014 and December 31, 2013, reserves ceded by the Company under this agreement were $2.1 billion.  In addition, a deferred loss in the amount of $309.2 and $315.7 as of March 31, 2014 and December 31, 2013, respectively, is included in Other assets on the Condensed Balance Sheets and is amortized over the period of benefit.

Item 2.    Management’s Narrative Analysis of the Results of Operations and Financial Condition
(Dollar amounts in millions, unless otherwise stated)

For the purposes of this discussion, the "Company," "we," "our," "us" and "ING USA" refer to ING USA Annuity and Life Insurance Company. We are a direct, wholly owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), which is a direct, wholly owned subsidiary of Voya Financial, Inc. As of the date of this Quarterly Report on Form 10-Q, ING Groep N.V. ("ING Group" or "ING") is the largest shareholder of Voya Financial, Inc.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the Condensed Financial Statements and related notes contained in Part I. Item 1. of this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See "Note Concerning Forward-Looking Statements."

Basis of Presentation

ING USA is a stock life insurance company domiciled in the State of Iowa and provides financial products and services in the United States. ING USA is authorized to conduct its insurance business in all states, except New York, and in the District of Columbia.

Products currently offered by us include immediate and deferred fixed annuities, designed to address individual customer needs for tax-advantaged savings, retirement needs and wealth-protection concerns and guaranteed investment contracts and funding agreements (collectively referred to as "GICs") sold primarily to institutional investors and corporate benefit plans.

We have one operating segment.

Critical Accounting Judgments and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

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

The above critical accounting estimates are described in "Item 8. Note 1. Business, Basis of Presentation and Significant Accounting Policies" in the 2013 Annual Report on Form 10-K.

Assumptions and Periodic Review

Changes in assumptions can have a significant impact on DAC, VOBA, and DSI, amortization rates and results of operations. Assumptions are management's best estimates of future outcome. We periodically review these assumptions against actual experience and, based on additional information that becomes available, update our assumptions.

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, see "Part I. Item 1. Note 1. Business, Basis of Presentation and Significant Accounting Policies" to the Condensed Financial Statements to this Form 10-Q.

Results of Operations

Three Months Ended March 31,2014 compared to Three Months Ended March 31,2013

Our results of operations for the three months ended March 31, 2014 and 2013 and changes therein, primarily reflect changes in Net amortization of DAC/VOBA and Net realized capital losses and an increase in Premiums, partially offset by a change in Interest credited and other benefits to contract owners/policyholders.

	Three Months Ended March 31,
	2014	2013
Revenues:
Net investment income	$306.1	$302.7
Fee income	205.7	200.8
Premiums	143.5	115.8
Net realized capital gains (losses):
Total other-than-temporary impairments	(1.0)	(1.2)
Net other-than-temporary impairments recognized in earnings	(1.0)	(1.2)
Other net realized capital gains (losses)	(155.8)	(776.0)
Total net realized capital gains (losses)	(156.8)	(777.2)
Other revenue	7.8	6.9
Total revenues	506.3	(151.0)
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	491.4	(608.4)
Operating expenses	120.4	109.5
Net amortization of deferred policy acquisition costs and value of business acquired	(85.4)	718.4
Interest expense	6.9	7.0
Other expense	7.4	5.7
Total benefits and expenses	540.7	232.2
Income (loss) before income taxes	(34.4)	(383.2)
Income tax expense (benefit)	(4.7)	(46.6)
Net income (loss)	$(29.7)	$(336.6)

Revenues

Total revenues increased $657.3 from $(151.0) to $506.3 for the three months ended March 31, 2014, primarily due to a decrease in Net realized capital losses and an increase in Premiums.

Premiums increased $27.7 from $115.8 to $143.5 primarily due to higher premiums in immediate annuities with life contingencies, partially offset by lower assumed stop loss premiums due to the novation of a reinsurance agreement in the third quarter of 2013.

Total net realized capital losses decreased $620.4 from a loss of $777.2 to a loss of $156.8 primarily due to gains in variable annuity hedging derivatives in the current period compared to losses in the prior period, partially offset by unfavorable changes in the fair value of embedded derivatives on product guarantees. Under the variable annuity and fixed indexed annuity hedge programs, changes in equity and interest markets during the three months ended March 31, 2014 resulted in net gains of $93.0 on equity, interest and foreign exchange derivatives compared to net losses of $1,074.1 during the three months ended March 31, 2013, a favorable change of $1,167.1. A portion of these derivative results (gains of $98.9 in the three months ended March 31, 2014 and losses of $1,029.6 for the three months ended March 31, 2013) were ceded to SLDI under the combined coinsurance and coinsurance funds withheld agreement and an offset is recorded in Interest credited and other benefits to contract owners/policyholders. Favorable net changes of $13.3 in the fair value of fixed maturities using fair value option also contributed to the variance. Partially offsetting these variances were unfavorable net changes of $547.6 in the fair value of embedded derivatives on variable annuity and fixed indexed annuity product guarantees (from a gain of $312.2 in the three months ended March 31, 2013 to a loss of $ 235.4 in the three months ended March 31, 2014).

Benefits and Expenses

Total benefits and expenses increased $308.5 from $232.2 to $540.7 for the three months ended March 31, 2014 primarily due to an increase in Interest credited and other benefits to contract owners/policyholders, partially offset by a change in Net amortization of DAC/VOBA.

Interest credited and other benefits to contract owners/policyholders increased $1,099.8 from $(608.4) to $491.4 primarily due to the change in the amount of equity and interest rate derivative gains/losses transferred under the combined coinsurance and coinsurance funds withheld agreement with SLDI (the corresponding offsetting amount is reported in Total net realized capital gains (losses)) and the change in the embedded derivative on the two coinsurance funds withheld arrangements. These increases were partially offset by lower amortization of sales inducements as a result of lower actual gross profits in the current period compared to the prior period and $44.8 of loss recognition on sales inducements in the prior period that did not repeat.

Net amortization of DAC and VOBA decreased $803.8 from $718.4 to $(85.4) primarily due to lower amortization as a result of lower actual gross profits in the current period compared to the prior period. In addition, higher amortization resulting from $306.0 of loss recognition on DAC/VOBA in the prior period that did not repeat, also contributed to the decrease.

Income Taxes

Income tax expense (benefit) decreased $41.9 from $(46.6) to $(4.7) primarily due to intraperiod tax allocation considering the exception described in ASC740-20-45-7, which was applicable for both periods. For the three months ended March 31, 2014, the income tax benefit allocated to continuing operations was limited to the tax effect of loss generated in continuing operations, with the exception of a change in the beginning-of-the-year valuation allowance resulting from a change in circumstances. For the three months ended March 31, 2013, the income tax benefit allocated to continuing operations was limited to the tax effect of income generated in Other comprehensive income.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	March 31, 2014		December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$21,732.3	81.4%	$21,105.9	79.7%
Fixed maturities, at fair value using the fair value option	441.8	1.7%	385.0	1.5%
Equity securities, available-for-sale	6.3	—%	6.1	—%
Short-term investments(1)	394.9	1.5%	567.0	2.1%
Mortgage loans on real estate	2,792.9	10.5%	2,837.3	10.7%
Policy loans	92.0	0.3%	94.9	0.4%
Limited partnerships/corporations	129.4	0.5%	133.2	0.5%
Derivatives	318.8	1.2%	342.4	1.3%
Other investments	55.9	0.2%	56.2	0.2%
Securities pledged(2)	746.7	2.7%	959.2	3.6%
Total investments	$26,711.0	100.0%	$26,487.2	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.
(2) See "Management's Narrative Analysis of the Results of Operations and Financial Condition-Liquidity and Capital Resources" for information regarding securities pledged.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as follows as of the dates indicated:

	March 31, 2014
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed Maturities:
U.S. Treasuries	$1,846.7	8.5%	$1,858.4	8.1%
U.S. Government agencies and authorities	111.2	0.5%	113.0	0.5%
State, municipalities and political subdivisions	50.1	0.2%	53.8	0.2%
U.S. corporate securities	10,451.0	48.2%	11,037.3	48.2%
Foreign securities(1)	5,220.2	24.1%	5,539.0	24.2%
Residential mortgage-backed securities	2,069.8	9.5%	2,232.8	9.7%
Commercial mortgage-backed securities	1,419.5	6.5%	1,558.7	6.8%
Other asset-backed securities	521.6	2.5%	527.8	2.3%
Total fixed maturities, including securities pledged	$21,690.1	100.0%	$22,920.8	100.0%
(1) Primarily U.S. dollar denominated.
	December 31, 2013
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed Maturities:
U.S. Treasuries	$1,880.9	8.7%	$1,856.8	8.3%
U.S. Government agencies and authorities	102.5	0.5%	102.3	0.5%
State, municipalities and political subdivisions	50.1	0.2%	51.3	0.2%
U.S. corporate securities	10,292.8	47.7%	10,637.1	47.4%
Foreign securities(1)	5,158.3	23.9%	5,394.7	24.0%
Residential mortgage-backed securities	2,103.3	9.7%	2,252.1	10.0%
Commercial mortgage-backed securities	1,471.3	6.8%	1,615.3	7.2%
Other asset-backed securities	534.5	2.5%	540.5	2.4%
Total fixed maturities, including securities pledged	$21,593.7	100.0%	$22,450.1	100.0%
(1) Primarily U.S. dollar denominated.

As of March 31, 2014, the average duration of our fixed maturities portfolio, including securities pledged, was between 5 and 6 years.

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

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of March 31, 2014 and December 31, 2013, the average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

•	when three ratings are received, then the middle rating is applied;

•	when two ratings are received, then the lower rating is applied;

•	when a single rating is received, then the ARO rating is applied; and

•	when ratings are unavailable, then an internal rating is applied.

Total fixed maturities by NAIC designation category, including securities pledged, were as follows as of the dates indicated:

	March 31, 2014
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,858.4	$—	$—	$—	$—	$—	$1,858.4
U.S. Government agencies and authorities	113.0	—	—	—	—	—	113.0
State, municipalities and political subdivisions	52.7	0.1	1.0	—	—	—	53.8
U.S. corporate securities	5,383.7	5,133.3	443.5	66.9	—	9.9	11,037.3
Foreign securities(1)	1,527.5	3,660.0	327.2	21.9	—	2.4	5,539.0
Residential mortgage-backed securities	2,104.7	27.9	28.9	9.9	23.1	38.3	2,232.8
Commercial mortgage-backed securities	1,549.5	—	5.3	3.9	—	—	1,558.7
Other asset-backed securities	470.1	30.8	13.3	8.1	3.0	2.5	527.8
Total fixed maturities	$13,059.6	$8,852.1	$819.2	$110.7	$26.1	$53.1	$22,920.8
% of Fair Value	57.0%	38.6%	3.6%	0.5%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2013
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,856.8	$—	$—	$—	$—	$—	$1,856.8
U.S. Government agencies and authorities	102.3	—	—	—	—	—	102.3
State, municipalities and political subdivisions	50.2	0.2	0.9	—	—	—	51.3
U.S. corporate securities	5,120.3	5,107.2	339.5	58.9	—	11.2	10,637.1
Foreign securities(1)	1,473.9	3,593.9	316.2	8.1	—	2.6	5,394.7
Residential mortgage-backed securities	2,121.7	29.9	30.2	10.1	23.7	36.5	2,252.1
Commercial mortgage-backed securities	1,604.5	—	5.9	4.9	—	—	1,615.3
Other asset-backed securities	481.4	30.8	14.3	6.6	4.5	2.9	540.5
Total fixed maturities	$12,811.1	$8,762.0	$707.0	$88.6	$28.2	$53.2	$22,450.1
% of Fair Value	57.1%	39.0%	3.1%	0.4%	0.1%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

Total fixed maturities by ARO quality rating category, including securities pledged, were as follows as of the dates indicated:

	March 31, 2014
ARO Quality Ratings	AAA	AA	A	BBB	BB	B and Below	Total Fair Value
U.S. Treasuries	$1,858.4	$—	$—	$—	$—	$—	$1,858.4
U.S. Government agencies and authorities	113.0	—	—	—	—	—	113.0
State, municipalities and political subdivisions	10.1	32.7	9.9	0.1	1.0	—	53.8
U.S. corporate securities	335.1	697.9	4,419.5	5,083.3	424.7	76.8	11,037.3
Foreign securities(1)	20.8	464.3	1,184.9	3,622.7	225.1	21.2	5,539.0
Residential mortgage-backed securities	1,811.2	10.8	13.4	45.2	33.9	318.3	2,232.8
Commercial mortgage-backed securities	698.5	392.8	157.1	109.3	165.8	35.2	1,558.7
Other asset-backed securities	341.3	4.5	29.8	22.3	19.5	110.4	527.8
Total fixed maturities	$5,188.4	$1,603.0	$5,814.6	$8,882.9	$870.0	$561.9	$22,920.8
% of Fair Value	22.6%	7.0%	25.4%	38.8%	3.8%	2.4%	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2013
ARO Quality Ratings	AAA	AA	A	BBB	BB	B and Below	Total Fair Value
U.S. Treasuries	$1,856.8	$—	$—	$—	$—	$—	$1,856.8
U.S. Government agencies and authorities	102.3	—	—	—	—	—	102.3
State, municipalities and political subdivisions	9.7	31.2	9.3	0.2	0.9	—	51.3
U.S. corporate securities	311.2	634.5	4,241.8	5,026.7	352.7	70.2	10,637.1
Foreign securities(1)	20.7	444.6	1,150.4	3,536.5	226.9	15.6	5,394.7
Residential mortgage-backed securities	1,821.9	12.1	13.4	47.1	35.5	322.1	2,252.1
Commercial mortgage-backed securities	744.9	403.3	157.8	109.5	164.8	35.0	1,615.3
Other asset-backed securities	344.8	10.4	30.8	22.5	22.1	109.9	540.5
Total fixed maturities	$5,212.3	$1,536.1	$5,603.5	$8,742.5	$802.9	$552.8	$22,450.1
% of Fair Value	23.2%	6.8%	25.0%	38.9%	3.6%	2.5%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, decreased $144.6 from $323.4 to $178.8 for December 31, 2013 to March 31, 2014. The decrease is primarily due to declining interest rates. Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $23.5 from $94.3 to $70.8 for December 31, 2012 to March 31, 2013. The decrease in gross unrealized losses was primarily due to improving market conditions within Other ABS and RMBS in addition to tightening credit spreads.

As of March 31, 2014, we did not have any individual fixed maturities with an unrealized capital loss in excess of $10.0. As of December 31, 2013, we had one fixed maturity with an unrealized capital loss in excess of $10.0. The unrealized capital losses on this fixed maturity equaled 3.1% of the total unrealized losses.

Subprime and Alt-A Mortgage Exposure

The performance of pre-2008 vintage subprime and Alt-A mortgage collateral has exhibited sustained signs of recovery, after struggling through a multiyear correction in nationwide home values. While collateral losses continue to be realized, serious delinquencies and other measures of performance, like prepayments and severities, have displayed sustained periods of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity increased substantially since the credit crisis. Despite these improvements, the sector remains susceptible to various market risks. For example, in the third quarter of 2013, the upward momentum in bond prices and market liquidity was disrupted, at least in part, by the pick-up in interest rate volatility. As this volatility dissipated, prices and liquidity recovered into the end of the year, supported by strength in the US economy and, more specifically, the housing market. The first quarter of 2014 has been characterized by continued stability in underlying fundamentals, despite the adverse seasonal related impacts observed in certain housing activity related measures.  In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of March 31, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $174.9, $175.2 and $11.8, respectively, representing 0.8% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $178.1, $180.0 and $12.9, respectively, representing 0.8% of total fixed maturities, including securities pledged, based on fair value.

The following table summarizes our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
March 31, 2014
	1	69.1%	AAA	—%	2007	11.9%
	2	16.1%	AA	0.6%	2006	6.6%
	3	7.5%	A	11.7%	2005 and prior	81.5%
	4	4.6%	BBB	11.3%		100.0%
	5	1.7%	BB and below	76.4%
	6	1.0%		100.0%
		100.0%
December 31, 2013
	1	69.2%	AAA	—%	2007	11.5%
	2	15.7%	AA	0.8%	2006	6.6%
	3	7.9%	A	12.0%	2005 and prior	81.9%
	4	3.7%	BBB	11.0%		100.0%
	5	2.5%	BB and below	76.2%
	6	1.0%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" section above. As of March 31, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $121.0, $108.5 and $2.0, respectively, representing 0.5% of total fixed maturities including securities pledged, based on fair value. As of December 31, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $120.4, $111.3 and $3.4, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

The following table summarizes our exposure to Alt-A residential mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
March 31, 2014
	1	90.7%	AAA	—%	2007	34.3%
	2	3.5%	AA	—%	2006	19.6%
	3	3.9%	A	0.7%	2005 and prior	46.1%
	4	1.9%	BBB	3.0%		100.0%
	5	—%	BB and below	96.3%
	6	—%		100.0%
		100.0%
December 31, 2013
	1	89.7%	AAA	—%	2007	33.7%
	2	4.4%	AA	—%	2006	19.9%
	3	4.0%	A	1.0%	2005 and prior	46.4%
	4	1.9%	BBB	2.9%		100.0%
	5	—%	BB and below	96.1%
	6	—%		100.0%
		100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and the percentage of delinquent loans has declined through 2013 and the first quarter of 2014. Other performance metrics like vacancies, property values and rent levels have also shown improvements, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. In addition, a robust environment for property refinancing has continued to be supportive of improving credit performance metrics into 2014.  The new issue market for CMBS has been a major contributor to the refinance environment. It has continued its recovery from the credit crisis with meaningful new issuance in 2014, following 5 straight years of increasing new issuance volumes. First quarter 2014 volume, while slightly lower on a year-over-year basis, remains robust, reflective of the active and competitive refinancing market.

For consumer Other ABS, delinquency and loss rates have been maintained at levels considered low by historical standards and indicative of high credit quality. Relative strength in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.

The following table summarizes our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Designation		ARO Ratings		Vintage
March 31, 2014
	1	99.4%	AAA	44.8%	2014	—%
	2	—%	AA	25.2%	2013	4.4%
	3	0.3%	A	10.1%	2012	—%
	4	0.3%	BBB	7.0%	2011	—%
	5	—%	BB and below	12.9%	2010	—%
	6	—%		100.0%	2009	—%
		100.0%			2008 and prior	95.6%
						100.0%

December 31, 2013
	1	99.3%	AAA	46.0%	2013	4.1%
	2	—%	AA	25.0%	2012	—%
	3	0.4%	A	9.8%	2011	—%
	4	0.3%	BBB	6.8%	2010	—%
	5	—%	BB and below	12.4%	2009	—%
	6	—%		100.0%	2008	0.7%
		100.0%			2007 and prior	95.2%
						100.0%

As of March 31, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, totaled $357.6, $348.9 and $0.3, respectively. As of December 31, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, totaled $367.3, $357.1 and $0.3, respectively.

As of March 31, 2014, the Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated Collateralized loan obligations ("CLO") and automobile receivables, comprising 33.6%, 3.3% and 40.3%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2013, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated CLOs and automobile receivables, comprising 28.6%, 4.7% and 42.4%, respectively, of total Other ABS, excluding subprime exposure.

The following table summarizes our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Designation		ARO Ratings		Vintage
March 31, 2014
	1	99.0%	AAA	95.5%	2014	5.0%
	2	0.7%	AA	1.0%	2013	12.0%
	3	0.1%	A	2.6%	2012	23.0%
	4	—%	BBB	0.7%	2011	8.0%
	5	—%	BB and below	0.2%	2010	2.0%
	6	0.2%		100.0%	2009	7.8%
		100.0%			2008 and prior	42.2%
						100.0%

December 31, 2013
	1	98.9%	AAA	93.9%	2013	11.7%
	2	0.8%	AA	2.4%	2012	25.3%
	3	—%	A	2.6%	2011	7.7%
	4	—%	BBB	0.8%	2010	2.3%
	5	—%	BB and below	0.3%	2009	7.7%
	6	0.3%		100.0%	2008	1.1%
		100.0%			2007 and prior	44.2%
						100.0%

Troubled Debt Restructuring

Although our portfolio of commercial mortgage loans and private placements is high quality, a small number of these contracts have been granted modifications, certain of which are considered to be troubled debt restructurings. See "Item 1. Note 2. Investments" for further information on troubled debt restructuring.

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

As of March 31, 2014 and December 31, 2013, our mortgage loans on real estate portfolio had a weighted average DSC of 2.0 times, and a weighted average LTV ratio of 59.6% and 59.3%, respectively. See "Item 1. Note 2. Investments" for further information on mortgage loans on real estate.

	Recorded Investment
	Debt Service Coverage Ratios
	> 1.5x	1.25x - 1.5x	1.0x - 1.25x	< 1.0x	Total	% of Total
March 31, 2014
Loan to Value Ratios:
0% - 50%	$333.6	$44.2	$52.7	$13.2	$443.7	15.9%
50% - 60%	576.1	119.9	38.7	50.7	785.4	28.1%
60% - 70%	1,049.0	258.5	121.6	19.6	1,448.7	51.9%
70% - 80%	24.5	39.0	22.9	23.4	109.8	3.9%
80% and above	—	—	—	6.3	6.3	0.2%
Total	$1,983.2	$461.6	$235.9	$113.2	$2,793.9	100.0%

	Recorded Investment
	Debt Service Coverage Ratios
	> 1.5x	1.25x - 1.5x	1.0x - 1.25x	< 1.0x	Total	% of Total
December 31, 2013
Loan to Value Ratios:
0% - 50%	$379.1	$44.7	$53.3	$22.7	$499.8	17.6%
50% - 60%	546.2	124.0	39.8	51.3	761.3	26.8%
60% - 70%	1,052.9	260.0	123.4	21.8	1,458.1	51.4%
70% - 80%	25.0	39.8	23.7	24.1	112.6	4.0%
80% and above	—	—	—	6.6	6.6	0.2%
Total	$2,003.2	$468.5	$240.2	$126.5	$2,838.4	100.0%

Other-Than-Temporary Impairments

We evaluate available-for-sale fixed maturities and equity securities for impairment on a regular basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value. See "Item 8. Note 1. Business, Basis of Presentation and Significant Accounting Policies" in our 2013 Annual Report on Form 10-K for the policy used to evaluate whether the investments are other-than-temporarily impaired.

During the three months ended March 31, 2014, we recorded $0.9 of credit related OTTI of which the primary contributor being $0.3 of write-downs recorded in the RMBS sector on securities collateralized by Alt-A residential mortgage-backed securities. See "Item 1. Note 2. Investments" for further information on OTTI.

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

As of March 31, 2014, we had $301.5 of exposure to peripheral Europe, which consists of a broadly diversified portfolio of credit-related investments solely in the industrial and utility sectors. We had no fixed maturity and equity securities exposure to peripheral European sovereigns or financial institutions based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Ireland of $116.6, Italy of $79.4 and Spain of $105.5. We had no exposure to Greece or Portugal. As of March 31, 2014, we did not have any exposure to derivative assets within the financial institutions in peripheral Europe. For purposes of calculating the derivative assets exposure, we had aggregated exposure to single name and portfolio product CDS, as well as all non-CDS derivative exposure for which we either had counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $2.4 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of March 31, 2014, our sovereign exposure was $87.0, which consists of fixed maturities. We also had $273.6 in net exposure to non-peripheral financial institutions with a concentration in France of $51.4, Switzerland of $23.6 and the United Kingdom of $81.5. The balance of $2.1 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration to the Netherlands of $372.3 and the United Kingdom of $876.7, we had significant non-peripheral European total country exposures to France of $276.2, Germany of $245.3 and Switzerland of $191.9. We place additional scrutiny on our financial exposure in the United Kingdom, France and Switzerland given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, should the European crisis worsen or fail to be resolved.

The following table represents our European exposures at fair value and amortized cost as of March 31, 2014.

	Fixed Maturity and Equity Securities					Derivative Assets					Net Non-U.S. Funded at March 31, 2014(1)
	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)	Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin & Collateral	Total, (Fair Value)
Greece	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ireland	—	—	116.2	116.2	109.9	—	—	0.4	—	0.4	116.6
Italy	—	—	79.4	79.4	74.4	—	—	—	—	—	79.4
Portugal	—	—	—	—	—	—	—	—	—	—	—
Spain	—	—	105.5	105.5	97.8	—	—	—	—	—	105.5
Total Peripheral Europe	—	—	301.1	301.1	282.1	—	—	0.4	—	0.4	301.5

France	—	51.4	224.8	276.2	255.9	—	40.3	—	40.3	—	276.2
Germany	—	7.4	237.9	245.3	235.2	—	—	—	—	—	245.3
Norway	—	0.7	126.0	126.7	119.1	—	—	—	—	—	126.7
Netherlands	—	83.7	288.6	372.3	342.2	—	—	—	—	—	372.3
Switzerland	—	21.5	167.9	189.4	175.8	—	2.1	0.4	—	2.5	191.9
United Kingdom	—	81.5	795.2	876.7	826.1	—	5.7	—	5.7	—	876.7
Other non-peripheral(2)	87.0	25.3	228.6	340.9	319.8	—	—	—	—	—	340.9
Total Non-Peripheral Europe	87.0	271.5	2,069.0	2,427.5	2,274.1	—	48.1	0.4	46.0	2.5	2,430.0
Total	$87.0	$271.5	$2,370.1	$2,728.6	$2,556.2	$—	$48.1	$0.8	$46.0	$2.9	$2,731.5
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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business.  We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, Inc. an affiliate, whereby either party can borrow from the other up to 3.0% of our statutory net admitted assets, excluding Separate Accounts, as of the prior December 31. As of March 31, 2014, we had an outstanding receivable of $54.0 from Voya Financial, Inc. under the reciprocal loan agreement. As of December 31, 2013, we did not have any outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either the Company or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 51.9% of our assets in marketable securities.  These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and CMO and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral.  Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs.  At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of March 31, 2014, we had securities lending obligations of $120.0, which represents approximately 0.2% of our general account statutory admitted assets.

We believe that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the three months ended March 31, 2014 and 2013, we did not receive any capital contributions from our Parent.

During the three months ended March 31, 2014 and 2013, we did not pay a dividend or return of capital distribution on our common stock to our parent.

On May 2, 2014, we declared an ordinary dividend in the amount of $216.0, payable on or after May 19, 2014.

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

Also effective June 30, 2008, we entered into a services agreement with SLDI, under which we provide certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement. For the three months ended March 31, 2014 and 2013, revenue related to the agreement was $3.1.

Effective July 1, 2009, the reinsurance agreement was amended and restated to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to us and we deposited those assets into a funds withheld trust account.  As of March 31, 2014, the assets on deposit in the trust account were $3.8 billion.  We also established a corresponding funds withheld liability to SLDI, which is included in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets. Funds held under reinsurance treaties with affiliates had a balance of $3.7 billion and $3.6 billion, as of March 31, 2014 and December 31, 2013, respectively. In addition, as of March 31, 2014 and December 31, 2013, we had an embedded derivative with a value of $72.6 and $(34.7), respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets.

Also effective July 1, 2009, we and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account. SLDI has retained its affiliate, VOYA Investment Management LLC, (name changed from ING Investment Management LLC on May 1, 2014) as subadviser for the funds withheld account.

Effective October 1, 2011, we and SLDI entered into an amended and restated automatic reinsurance agreement in order to provide more flexibility to us and SLDI with respect to the collateralization of the reserves related to the variable annuity guaranteed living benefits reinsured under the agreement. As of March 31, 2014 and December 31, 2013, reserves ceded by us under this agreement were $2.1 billion.  In addition, a deferred loss in the amount of $309.2 and $315.7 as of March 31, 2014 and December 31, 2013, respectively, is included in Other assets on the Condensed Balance Sheets and is amortized over the period of benefit.

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

Company	A.M. Best	Fitch	Moody's	S&P
ING USA Annuity & Life Insurance
Financial Strength Rating	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A- (3 of 9)
Short-term Issuer Credit Rating(1)	NR	NR	P-2 (2 of 4)	WD
(1) Effective March 5, 2014, we requested S&P to withdraw ("WD") the short-term issuer credit rating as the rating was necessary only for the marketing and distribution of products no longer offered by us.

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

Ratings actions affirmation and outlook changes by S&P, Moody's, Fitch and A.M. Best from January 1, 2014 through May 13, 2014 are as follows:

•	On March 14, 2014, S&P affirmed the ratings of Voya Financial, Inc. and its operating subsidiaries, including us, and revised the rating outlook to Positive from Stable.

•	On March 6, 2014, Fitch affirmed the ratings of Voya Financial, Inc. and its operating subsidiaries, including us, and revised the rating outlook to Positive from Stable.

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

•
Rollup - Guarantees that, upon death of the individual specified in the policy, the death benefit will be no less than the aggregate premiums paid by the customer, with interest at the contractual rate per annum. The Rollup may be subject to a maximum cap on the total benefit.

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

As of the dates indicated, the guaranteed value of these death benefits in excess of account values, was estimated to be as follows:

March 31, 2014
Net amount at risk, before reinsurance	$5,497
Net amount at risk, net of reinsurance	5,025
December 31, 2013
Net amount at risk, before reinsurance	$5,498
Net amount at risk, net of reinsurance	5,007

The negligible change in the guaranteed value of these death benefits was primarily driven by neutral market performance during 2014.

The additional liabilities recognized related to GMDB's, as of the dates indicated, were as follows:

March 31, 2014
Separate account liability	$41,309.1
Additional liability balance	343.2
December 31, 2013
Separate account liability	$42,008.3
Additional liability balance	339.0

The above additional liability recorded by us, net of reinsurance, represented the estimated net present value of our future obligation for guaranteed minimum death benefits in excess of account values. The negligible changes in additional liability are mainly due to neutral market performance during the year.

Guaranteed Minimum Living Benefits:

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

The following guaranteed living benefits information is as of the dates indicated:

	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
	March 31, 2014
Net amount at risk, before reinsurance	$18	$2,595
Net amount at risk, net of reinsurance	18	—
	December 31, 2013
Net amount at risk, before reinsurance	$19	$2,113
Net amount at risk, net of reinsurance	19	—

The net amount at risk for the reinsured living benefits is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contract holder over the current account value. The methodology used to calculate the net amount at risk partially reflects the current interest rate environment and also includes a provision for the expected mortality of the clients covered by these living benefits. The increase in the net amount at risk of these living benefits from December 31, 2013 to March 31, 2014 was primarily driven by decreasing interest rates during 2014.

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

The separate account liabilities subject to the requirements for additional reserve liabilities under ASC Topic 944 for minimum guaranteed benefits and the additional liabilities recognized related to minimum guarantees, by type, as of the dates indicated were as follows:

	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
	March 31, 2014
Separate account liability	$831.9	$31,175.4
Additional liability balance, net of reinsurance	28.5	628.0
	December 31, 2013
Separate account liability	$878.2	$31,642.8
Additional liability balance, net of reinsurance	28.7	414.0

As of March 31, 2014 and December 31, 2013, the above additional liabilities for non-reinsured living benefits recorded by us, net of reinsurance, represent the estimated net present value of our future obligations for these benefits. The above additional liabilities for reinsured living benefits recorded by us, net of reinsurance, represent the present value of future claims less the present value of future attributed fees (GMWBLs) or the benefits ratio approach (GMIBs), less the reinsurance ceded reserve calculated under Accounting Standards Codification Topic 944. The additional liability for GMIBs was zero. The entire increase in the additional liability balance for reinsured living benefits corresponds to the GMWBL liability which increased mainly due to decreasing interest rates during the year.

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

Variable Annuity Capital Hedge Overlay ("CHO") Program

Variable annuity guaranteed benefits are hedged based on their economic or fair value; however, the statutory reserves and rating agency required assets are not based on a market value. When equity markets decrease, the statutory reserve and rating agency required assets for the variable annuity guaranteed benefits can increase more quickly than the value of the derivatives held under the Variable Annuity Guarantee Hedge Program. This causes regulatory reserves to increase and rating agency capital to decrease. The CHO program is intended to mitigate equity risk to the regulatory and rating agency capital of the Company. The hedge is executed through the purchase and sale of equity index derivatives and is designed to limit the uncovered reserve and rating agency capital increase in an immediate down equity market scenario to an amount we believe prudent for a company of our size and scale. This amount will change over time with market movements, changes in regulatory and rating agency capital, available collateral and our risk tolerance.

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

In addition, we have entered into coinsurance with funds withheld arrangements that contain embedded derivatives, the fair value of which is based on the change in the fair value of the underlying assets held in trust. Embedded derivatives within coinsurance with funds withheld arrangements are reported with the host contract in Deposits and reinsurance recoverable or Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Interest credited and other benefits to contract owners/policyholders in the Condensed Statements of Operations.

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

Income Taxes

Income tax obligations include the allowance on uncertain tax benefits related to IRS tax audits and state tax exams that have not been completed.  The timing of the payment of the remaining allowance of $1.9 cannot be reliably estimated.

Contingencies

For information regarding other contingencies related to legal proceedings, regulatory matters and other contingencies involving us, see "Item 1. Note 10. Commitments and Contingencies."

Legislative and Regulatory Developments

Regulatory Proposals

State insurance regulators, the National Association of Insurance Commissioners (“NAIC”) and other regulatory agencies are investigating the life insurance industry’s use of affiliated captive reinsurers and offshore entities to reinsure insurance risks. In October 2011, the NAIC established a subgroup to study insurers’ use of captives and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations, and to establish appropriate regulatory requirements to address concerns identified in the study. Additionally, in June 2013, the New York Department of Financial Services (“NYDFS”) released a report critical of certain captive reinsurance structures and calling, in part, for other state regulators to adopt a moratorium on approving such structures pending further review by state and federal regulators. Also, in December 2013, the United States Treasury Department’s Federal Insurance Office (“FIO”) issued a report on how to modernize and improve the system of insurance regulation in the United States, recommending, in part, that states develop a uniform and transparent solvency oversight regime for the transfer of risk to reinsurance captives and adopt a uniform capital requirement for reinsurance captives, including a prohibition on transactions that do not constitute legitimate risk transfer. The NAIC is currently considering several captive proposals. The Principle-Based Reserving Implementation Task Force of the NAIC is considering the February 17, 2014 report of Rector and Associates which proposes a new regulatory framework for captives assuming term life insurance (“XXX”) or universal life insurance with secondary guarantees (“AXXX”) business that are created on or after July 1, 2014 or that were created prior to July 1, 2014 but reinsure direct business written on or after January 1, 2015. The Financial Regulation Standards and Accreditation Committee of the NAIC is considering a proposal to require states to apply NAIC accreditation standards applicable to traditional insurers to captives that enter into reinsurance agreements on or after July 1, 2014 or with respect to reinsurance agreements entered into prior to July 1, 2014 on direct business written on or after January 1, 2015. We cannot predict what actions and regulatory changes will result from the NAIC study, the NYDFS report, the FIO report or current or future NAIC captives proposals, or what impact such changes will have on our financial condition and results of operation. We utilize Security Life of Denver International Limited, our affiliated capture reinsurer to satisfy certain reserve requirements related to certain of our variable annuity contracts. If state insurance regulators determine to restrict our use of captive reinsurers, either retroactively or prospectively, it could require us to increase statutory reserves, incur higher operating and/or tax costs or reduce sales.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

See "Item 1. Note 10. Commitments and Contingencies."

Item 1A.    Risk Factors

The following should be read in conjunction with and supplements and amends the risk factors that may affect our business or operations described under "Risk Factors" in Part I, Item 1A. of the 2013 Annual Report on Form 10-K.

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

State insurance regulators, the NAIC and other regulatory agencies regularly reexamine existing laws and regulations applicable to insurance companies and their products and their affiliated transactions. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and could materially and adversely affect our business, results of operations or financial condition. We currently use SLDI, our affiliated Arizona domiciled captive reinsurance company primarily to reinsure the guaranteed living benefits of certain of our closed block variable annuities. In October 2011, the NAIC established a subgroup to study insurers' use of captives and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations, and to establish appropriate regulatory requirements to address concerns identified in the study. Additionally, in June 2013, the NYDFS released a report critical of certain captive reinsurance structures and calling, in part, for other state regulators to adopt a moratorium on approving such structures pending further review by state and federal regulators. Also, in December 2013, the FIO issued a report on how to modernize and improve the system of insurance regulation in the United States, recommending, in part, that states develop a uniform and transparent solvency oversight regime for the transfer of risk to reinsurance captives and adopt a uniform capital requirement for reinsurance captives, including a prohibition on transactions that do not constitute legitimate risk transfer. The NAIC is currently considering several captive proposals. The Principle-Based Reserving Implementation Task Force of the NAIC is considering the February 17, 2014 report of Rector and Associates which proposes a new regulatory framework for captives assuming term life insurance (“XXX”) and universal life insurance with secondary guarantees (“AXXX”) business that are created on or after July 1, 2014 or that were created prior to July 1, 2014 but reinsure direct business written on or after January 1, 2015. The Financial Regulation Standards and Accreditation Committee of the NAIC is considering a proposal to require states to apply NAIC accreditation standards applicable to traditional insurers to captives that enter into reinsurance agreements on or after July 1, 2014 or with respect to reinsurance agreements entered into prior to July 1, 2014 on direct business written on or after January 1, 2015.We cannot predict what actions and regulatory changes will result from the NAIC study, the NYDFS report, the FIO report or current or future NAIC captives proposals, or what impact such actions and changes will have on our financial condition and results of operations. Any regulatory action that prohibits or limits our use of or materially increases our cost of using captive reinsurance companies, either retroactively or prospectively, could have a material adverse impact on our financial condition or results of operations.

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

In addition to the foregoing risks, the financial services industry is the focus of increased regulatory scrutiny as various state and federal governmental agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the financial services industries. See "Item 1. Note 10. Commitments and Contingencies" for the quarter ended March 31, 2014 for a description of certain regulatory inquiries affecting the Company. It is possible that future regulatory inquiries or investigations involving the insurance industry generally, or the Company specifically, could materially and adversely affect our business, results of operations or financial condition.

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

Item 5.    Other Information

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which was signed into law on August 10, 2012, added a new subsection (r) to Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which requires us to disclose whether the Company or any of its affiliates, including ING Groep N.V. ("ING Group") or its affiliates has engaged during the quarter ended March 31, 2014 in certain Iran-related activities, including any transaction or dealing with the Government of Iran that is not conducted pursuant to a specific authorization of the U.S. Government.

Neither Voya Financial, Inc. nor any of its subsidiaries, including the Company have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended March 31, 2014. The disclosure below relates solely to a limited legacy portfolio of guarantees, accounts, loans and relationships maintained by ING Bank N.V. ("ING Bank"), a subsidiary of ING Group and therefore an affiliate of Voya Financial, Inc. and the Company and does not relate to any activities conducted by Voya Financial, Inc. or its subsidiaries, including the Company, or involve the management of Voya Financial, Inc. or its subsidiaries, including the Company.

Other than the transactions described below, at no time during the quarter ended March 31, 2014, did ING Group or any of its affiliates knowingly conduct or engage in any activities that would require disclosure to the U.S. Securities and Exchange Commission pursuant to Section 13(r) of the Exchange Act. ING Bank maintains a limited legacy portfolio of guarantees, accounts and loans that involve various entities owned by the Government of Iran. ING Bank also has limited legacy relationships with certain persons who are designated under Executive Orders 13224 and 13382. These positions remain on the books, but accounts related thereto may be 'frozen' under applicable laws and procedures. In such cases, any interest or other payments ING Bank is legally required to make in connection with said positions are made into 'frozen' accounts. Funds can only be withdrawn by relevant parties from these 'frozen' accounts after due regulatory consent from the relevant competent authorities. ING Bank has strict controls in place to ensure that no unauthorized account activity takes place while the account is 'frozen'. ING Bank may receive loan repayments, but all legacy loan repayments received by ING Bank have been duly authorized by relevant competent authorities. For the three months ended March 31, 2014, ING Bank had gross revenues of approximately $3.4 million related to these activities, which was principally related to legacy loan repayment. ING Bank estimates that it had net profit of approximately $62.5 thousand related to these activities. ING Bank intends to terminate each of the legacy positions as the nature thereof and applicable law permits.

Item 6.    Exhibits

See Exhibit Index on pages 76 - 77 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 2014	ING USA Annuity and Life Insurance Company
(Date)	(Registrant)

	By: /s/	Christina K. Hack
Christina K. Hack Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

ING USA ANNUITY AND LIFE INSURANCE COMPANY (the "Company")

Exhibit Index
Exhibit Number	Description of Exhibit
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

10+	Reciprocal Loan Agreement, effective January 14, 2014, between ING USA Annuity and Life Insurance Company and and ING U.S., Inc. (nka Voya Financial, Inc.)
31.1+	Certificate of Christina K. Hack pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Michael S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of Christina K. Hack pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Michael S. Smith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document [1]
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

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

