Form 10-Q
period 2014-06-30
ING USA ANNUITY & LIFE INSURANCE CO
filed 2014-08-12
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of August 6, 2014, 250,000 shares of Common Stock, $10 par value, were outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE:  WHEREAS ING USA ANNUITY AND LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Form 10-Q for the period ended June 30, 2014

As used in this Quarterly Report on Form 10-Q, "ING USA," the "Company," "we," "our" and "us" refer to ING USA Annuity and Life Insurance Company.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors" and "Management's Narrative Analysis of the Results of Operations and Financial Condition" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations and (x) changes in the policies of governments and/or regulatory authorities. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors" and "Management's Narrative Analysis of the Results of Operations and Financial Condition" in the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-32625) (the "Annual Report on Form 10-K") and "Risk Factors" in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 001-32625).

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

PART I.    FINANCIAL INFORMATION (UNAUDITED)

Item 1.    Financial Statements

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Balance Sheets
June 30, 2014 (Unaudited) and December 31, 2013
(In millions, except share data)

	June 30, 2014	December 31, 2013
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $20,306.2 as of 2014 and $20,244.6 as of 2013)	$21,814.6	$21,105.9
Fixed maturities, at fair value using the fair value option	434.4	385.0
Equity securities, available-for-sale, at fair value (cost of $3.2 as of 2014 and $3.8 as of 2013)	6.8	6.1
Short-term investments	363.3	567.0
Mortgage loans on real estate, net of valuation allowance of $1.0 as of 2014 and $1.1 as of 2013	2,801.3	2,837.3
Policy loans	90.2	94.9
Limited partnerships/corporations	166.0	133.2
Derivatives	307.6	342.4
Other investments	55.5	56.2
Securities pledged (amortized cost of $592.4 as of 2014 and $964.1 as of 2013)	630.3	959.2
Total investments	26,670.0	26,487.2
Cash and cash equivalents	463.4	398.0
Short-term investments under securities loan agreements, including collateral delivered	168.4	163.6
Accrued investment income	219.4	220.3
Deposits and reinsurance recoverable	4,047.7	3,941.6
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	2,557.0	2,812.5
Due from affiliates	36.3	33.0
Current income tax recoverable from Parent	—	22.6
Deferred income taxes	—	51.3
Other assets	388.6	384.1
Assets held in separate accounts	41,523.9	42,008.3
Total assets	$76,074.7	$76,522.5

The accompanying notes are an integral part of these Condensed Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Balance Sheets
June 30, 2014 (Unaudited) and December 31, 2013
(In millions, except share data)

	June 30, 2014	December 31, 2013
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$25,726.7	$25,412.8
Payable for securities purchased	33.3	32.6
Payables under securities loan agreements, including collateral held	187.5	211.1
Long-term debt	435.0	435.0
Due to affiliates	57.6	60.1
Funds held under reinsurance treaties with affiliates	3,894.8	3,728.7
Derivatives	340.8	731.9
Current income tax payable to Parent	35.5	—
Deferred income taxes	77.3	—
Other liabilities	155.5	169.7
Liabilities related to separate accounts	41,523.9	42,008.3
Total liabilities	72,467.9	72,790.2

Shareholder's equity:
Common stock (250,000 shares authorized, issued and outstanding as of 2014 and 2013; $10 par value per share)	2.5	2.5
Additional paid-in capital	5,310.8	5,525.6
Accumulated other comprehensive income (loss)	616.1	481.2
Retained earnings (deficit)	(2,322.6)	(2,277.0)
Total shareholder's equity	3,606.8	3,732.3
Total liabilities and shareholder's equity	$76,074.7	$76,522.5

The accompanying notes are an integral part of these Condensed Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Statements of Operations
For the Three and Six Months Ended June 30, 2014 and 2013 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Net investment income	$315.8	$305.4	$621.9	$608.1
Fee income	206.8	208.3	412.5	409.1
Premiums	146.5	121.7	290.0	237.5
Net realized capital gains (losses):
Total other-than-temporary impairments	(0.6)	(3.1)	(1.6)	(4.3)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(0.1)	(0.7)	(0.1)	(0.7)
Net other-than-temporary impairments recognized in earnings	(0.5)	(2.4)	(1.5)	(3.6)
Other net realized capital gains (losses)	(374.6)	(377.4)	(530.4)	(1,153.4)
Total net realized capital gains (losses)	(375.1)	(379.8)	(531.9)	(1,157.0)
Other revenue	8.5	9.0	16.3	15.9
Total revenues	302.5	264.6	808.8	113.6
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	165.3	(451.7)	656.7	(1,060.1)
Operating expenses	120.0	116.2	240.4	225.7
Net amortization of Deferred policy acquisition costs and Value of business acquired	35.6	226.8	(49.8)	945.2
Interest expense	7.1	7.0	14.0	14.0
Other expense	6.2	5.6	13.6	11.3
Total benefits and expenses	334.2	(96.1)	874.9	136.1
Income (loss) before income taxes	(31.7)	360.7	(66.1)	(22.5)
Income tax expense (benefit)	(15.8)	134.9	(20.5)	88.3
Net income (loss)	$(15.9)	$225.8	$(45.6)	$(110.8)

The accompanying notes are an integral part of these Condensed Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2014 and 2013 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(15.9)	$225.8	$(45.6)	$(110.8)
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	149.6	(346.4)	320.0	(217.3)
Other-than-temporary impairments	3.9	7.6	9.0	11.5
Pension and other postretirement benefits liability	—	(0.1)	(0.1)	(0.1)
Other comprehensive income (loss), before tax	153.5	(338.9)	328.9	(205.9)
Income tax expense (benefit) related to items of other comprehensive income (loss)	107.5	(199.7)	194.0	(72.0)
Other comprehensive income (loss), after tax	46.0	(139.2)	134.9	(133.9)
Comprehensive income (loss)	$30.1	$86.6	$89.3	$(244.7)

The accompanying notes are an integral part of these Condensed Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Statements of Changes in Shareholder’s Equity
For the Six Months Ended June 30, 2014 and 2013 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2014	$2.5	$5,525.6	$481.2	$(2,277.0)	$3,732.3
Comprehensive income (loss):
Net income (loss)	—	—	—	(45.6)	(45.6)
Other comprehensive income (loss), after tax	—	—	134.9	—	134.9
Total comprehensive income (loss)					89.3
Dividends paid and distributions of capital	—	(216.0)	—	—	(216.0)
Employee related benefits	—	1.2	—	—	1.2
Balance at June 30, 2014	$2.5	$5,310.8	$616.1	$(2,322.6)	$3,606.8

Balance at January 1, 2013	$2.5	$5,755.5	$634.2	$(2,260.1)	$4,132.1
Comprehensive income (loss):
Net income (loss)	—	—	—	(110.8)	(110.8)
Other comprehensive income (loss), after tax	—	—	(133.9)	—	(133.9)
Total comprehensive income (loss)					(244.7)
Dividends paid and distributions of capital	—	(230.0)	—	—	(230.0)
Employee related benefits	—	0.1	—	—	0.1
Balance at June 30, 2013	$2.5	$5,525.6	$500.3	$(2,370.9)	$3,657.5

The accompanying notes are an integral part of these Condensed Financial Statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$659.5	$3,263.0
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	2,153.9	2,892.9
Equity securities, available-for-sale	0.4	0.7
Mortgage loans on real estate	222.1	386.3
Limited partnerships/corporations	13.1	12.6
Acquisition of:
Fixed maturities	(1,914.3)	(5,457.4)
Equity securities, available-for-sale	—	(0.5)
Mortgage loans on real estate	(186.0)	(349.4)
Limited partnerships/corporations	(39.5)	(3.4)
Derivatives, net	(507.5)	(1,078.6)
Short-term investments, net	203.7	1,276.5
Policy loans, net	4.7	3.9
Collateral received (delivered), net	(28.4)	(741.6)
Other investments, net	18.8	—
Purchases of fixed assets, net	—	(0.9)
Net cash used in investing activities	(59.0)	(3,058.9)
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,675.8	3,258.7
Maturities and withdrawals from investment contracts	(2,087.8)	(3,792.9)
Block of deposits coinsured to affiliate	55.9	89.7
Reinsurance recoverable on investment contracts	37.0	274.0
Dividends paid and distributions of capital	(216.0)	(230.0)
Net cash used in financing activities	(535.1)	(400.5)
Net increase (decrease) in cash and cash equivalents	65.4	(196.4)
Cash and cash equivalents, beginning of period	398.0	295.6
Cash and cash equivalents, end of period	$463.4	$99.2

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

In 2009, ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange, announced the anticipated separation of its global banking and insurance businesses, including the divestiture of Voya Financial, Inc. (which changed its name from ING U.S., Inc. on April 7, 2014) together with its subsidiaries, including the Company. On April 11, 2013, Voya Financial, Inc. announced plans to rebrand as Voya Financial. On May 2, 2013, the common stock of Voya Financial, Inc. began trading on the New York Stock Exchange under the symbol "VOYA." On May 7, 2013 and May 31, 2013, Voya Financial, Inc. completed its initial public offering of common stock, including the issuance and sale by Voya Financial, Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. ("ING International"), an indirect wholly owned subsidiary of ING Group and previously the sole stockholder of Voya Financial, Inc., of 44,201,773 shares of outstanding common stock of Voya Financial, Inc. (collectively, the "IPO"). On September 30, 2013, ING International transferred all of its remaining shares of Voya Financial, Inc. common stock to ING Group.

On October 29, 2013, ING Group completed a sale of 37,950,000 shares of common stock of Voya Financial, Inc. in a registered public offering ("Secondary Offering"), reducing ING Group's ownership of Voya Financial, Inc. to 57%.

On March 25, 2014, ING Group completed a sale of 30,475,000 shares of common stock of Voya Financial, Inc. in a registered public offering. On March 25, 2014, pursuant to the terms of a share repurchase agreement between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 7,255,853 shares of its common stock from ING Group (the "Direct Share Repurchase") (the offering and the Direct Share Repurchase collectively, the "Transactions"). Upon completion of the Transactions, ING Group's ownership of Voya Financial, Inc. was reduced to approximately 43%.

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

The accompanying Condensed Financial Statements reflect all adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2014, its results of operations and comprehensive income for the three and six months ended June 30, 2014 and 2013, and its changes in shareholder's equity and statements of cash flows for the six months ended June 30, 2014 and 2013, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2013 Balance Sheet is from the audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 ("Annual Report on Form 10-K"), filed with the Securities and Exchange Commission ("SEC"), which included all disclosures required by U.S. GAAP. Therefore, these unaudited Condensed Financial Statements should be read in conjunction with the audited Financial Statements of the Company included in the Annual Report on Form 10-K.

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

The provisions of ASU 2013-11 were adopted prospectively by the Company on January 1, 2014 to all unrecognized tax benefits existing on that date. The adoption had no effect on the Company's financial condition, results of operations or cash flows, as the guidance is consistent with that previously applied.

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

The provisions of ASU 2013-04 were adopted by the Company on January 1, 2014. The adoption had no effect on the Company's financial condition, results of operations or cash flows, as the Company did not have any fixed obligations under joint and several liable arrangements as of January 1, 2014.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Fees Paid to the Federal Government by Health Insurers
In July 2011, the FASB issued ASU 2011-06, "Other Expenses (ASC Topic 720): Fees Paid to the Federal Government by Health Insurers" ("ASU 2011-06"), which specifies how health insurers should recognize and classify the annual fee imposed by the Patient Protection and Affordable Care Act as amended by the Health Care Education Reconciliation Act (the "Acts"). The liability for the fee should be estimated and recorded in full at the time the entity provides qualifying health insurance in the year in which the fee is payable, with a corresponding deferred cost that is amortized to expense.

The provisions of ASU 2011-06 were adopted by the Company on January 1, 2014, when the fee initially became effective. The adoption of ASU 2011-06 had no effect on the Company's financial condition, results of operations or cash flows, as the Company does not sell qualifying health insurance and, thus, is not subject to the fee.

Future Adoption of Accounting Pronouncements

Repurchase Agreements
In June 2014, the FASB issued ASU 2014-11, "Transfers and Servicing (ASC Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures" ("ASU 2014-11"), which (1) changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting and (2) requires separate accounting for a transfer of a financial asset executed with a repurchase agreement with the same counterparty. This will result in secured borrowing accounting for the repurchase agreement. The amendments also require additional disclosures for certain transactions accounted for as a sale and for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings.

The provisions of ASU 2014-11 are effective for the first interim or annual period beginning after December 15, 2014, with the exception of disclosure amendments for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings, which are effective for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The Company does not expect ASU 2014-11 to have an impact on its financial condition or results of operations, as the Company has not historically met the requirements for sale accounting treatment for such secured borrowing arrangements. The Company is currently in the process of determining the impact of adoption of the disclosure provisions of ASU 2014-11.
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (ASC Topic 606)" ("ASU 2014-09"), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized when, or as, the entity satisfies a performance obligation under the contract. The standard also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The provisions of ASU 2014-09 are effective retrospectively for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2014-09.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Discontinued Operations and Disposals
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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of June 30, 2014:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$1,394.9	$54.1	$8.1	$—	$1,440.9	$—
U.S. Government agencies and authorities	112.3	3.7	—	—	116.0	—
State, municipalities and political subdivisions	68.8	5.5	—	—	74.3	—
U.S. corporate securities	10,567.2	827.1	40.9	—	11,353.4	5.6

Foreign securities(1):
Government	333.3	14.7	4.2	—	343.8	—
Other	4,884.7	386.2	5.3	—	5,265.6	—
Total foreign securities	5,218.0	400.9	9.5	—	5,609.4	—

Residential mortgage-backed securities:
Agency	1,682.3	105.1	9.9	18.7	1,796.2	—
Non-Agency	323.4	56.0	2.9	8.5	385.0	32.4
Total Residential mortgage-backed securities	2,005.7	161.1	12.8	27.2	2,181.2	32.4

Commercial mortgage-backed securities	1,429.7	129.8	—	—	1,559.5	—
Other asset-backed securities	536.4	18.5	10.3	—	544.6	0.6
Total fixed maturities, including securities pledged	21,333.0	1,600.7	81.6	27.2	22,879.3	38.6
Less: Securities pledged	592.4	38.4	0.5	—	630.3	—
Total fixed maturities	20,740.6	1,562.3	81.1	27.2	22,249.0	38.6
Equity securities	3.2	3.6	—	—	6.8	—
Total fixed maturities and equity securities investments	$20,743.8	$1,565.9	$81.1	$27.2	$22,255.8	$38.6
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Condensed Statements of Operations.
(3) Represents Other-than-Temporary Impairments ("OTTI") reported as a component of Other comprehensive income (loss).

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
(3) Represents OTTI reported as a component of Other comprehensive income (loss).

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2014, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$689.8	$701.8
After one year through five years	4,643.4	4,956.3
After five years through ten years	7,965.6	8,328.6
After ten years	4,062.4	4,607.3
Mortgage-backed securities	3,435.4	3,740.7
Other asset-backed securities	536.4	544.6
Fixed maturities, including securities pledged	$21,333.0	$22,879.3

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of June 30, 2014 and December 31, 2013, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s condensed Shareholder’s equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
June 30, 2014
Communications	$1,043.0	$122.6	$0.9	$1,164.7
Financial	2,058.8	186.8	2.0	2,243.6
Industrial and other companies	9,282.3	628.4	36.3	9,874.4
Utilities	2,614.8	237.6	5.9	2,846.5
Transportation	453.0	37.9	1.1	489.8
Total	$15,451.9	$1,213.3	$46.2	$16,619.0

December 31, 2013
Communications	$1,028.7	$76.3	$10.0	$1,095.0
Financial	1,862.1	144.4	20.8	1,985.7
Industrial and other companies	9,050.1	417.1	139.0	9,328.2
Utilities	2,659.0	140.0	39.5	2,759.5
Transportation	446.4	21.3	6.9	460.8
Total	$15,046.3	$799.1	$216.2	$15,629.2

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Fixed Maturities and Equity Securities

The Company's fixed maturities and equity securities are currently designated as available-for-sale, except those accounted for using the FVO. Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in Accumulated other comprehensive income (loss) ("AOCI") and presented net of related changes in Deferred policy acquisition costs ("DAC"), Value of business acquired ("VOBA") and Deferred income taxes. In addition, certain fixed maturities have embedded derivatives, which are reported with the host contract on the Condensed Balance Sheets.

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of June 30, 2014 and December 31, 2013, approximately 36.2% and 33.4%, respectively, of the Company’s CMO holdings, such as interest-only or principal-only strips, were invested in those types of CMOs that are subject to more prepayment and extension risk than traditional CMOs.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. As of June 30, 2014 and December 31, 2013, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the cash collateral and invests in liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. As of June 30, 2014 and December 31, 2013, the fair value of loaned securities was $71.0 and $128.5, respectively, and is included in Securities pledged on the Condensed Balance Sheets. As of June 30, 2014 and December 31, 2013, collateral retained by the lending agent and invested in liquid assets on the Company's behalf was $73.8 and $132.4, respectively, and recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Balance Sheets. As of June 30, 2014 and December 31, 2013, liabilities to return collateral of $73.8 and $132.4, respectively, were included in Payables under securities loan agreements, including collateral held on the Condensed Balance Sheets.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits for any of its investments in VIEs. The Company provided no non-contractual financial support, and its carrying value represents the Company’s exposure to loss. The carrying value of the equity tranches of the Collateralized loan obligations ("CLOs") of $2.1 and $2.5 as of June 30, 2014 and December 31, 2013, respectively, is included in Limited partnerships/corporations on the Condensed Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Statements of Operations.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Securitizations

The Company invests in various tranches of securitization entities, including Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and asset-backed securities ("ABS"). Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company through its investments or other arrangements does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and will not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale as described in the Fair Value Measurements Note to these Condensed Financial Statements, and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS, that are accounted for under the FVO, for which changes in fair value are reflected in Other net realized gains (losses) in the Condensed Statements of Operations. The Company's maximum exposure to loss on these structured investments is limited to the amount of its investment.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of June 30, 2014:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$83.8	$0.3		$—	$—	$324.6	$7.8	$408.4	$8.1
U.S. Government agencies and authorities	2.1	—	*	—	—	—	—	2.1	—	*
U.S. corporate, state and municipalities	265.2	0.9		62.5	3.4	1,343.6	36.6	1,671.3	40.9
Foreign	86.3	0.2		20.2	0.6	308.0	8.7	414.5	9.5
Residential mortgage-backed	56.1	0.3		157.0	1.4	506.3	11.1	719.4	12.8
Commercial mortgage-backed	2.9	—	*	—	—	—	—	2.9	—	*
Other asset-backed	46.5	0.1		13.9	0.1	111.9	10.1	172.3	10.3
Total	$542.9	$1.8		$253.6	$5.5	$2,594.4	$74.3	$3,390.9	$81.6
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
*Less than $0.1.

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 97.2% and 91.5% of the average book value as of June 30, 2014 and December 31, 2013, respectively.

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
June 30, 2014
Six months or less below amortized cost	$587.0	$1.3	$7.2	$0.4	100	3
More than six months and twelve months or less below amortized cost	274.7	—	5.7	—	40	—
More than twelve months below amortized cost	2,595.5	14.0	65.2	3.1	326	4
Total	$3,457.2	$15.3	$78.1	$3.5	466	7

December 31, 2013
Six months or less below amortized cost	$2,990.4	$7.5	$58.7	$1.8	334	6
More than six months and twelve months or less below amortized cost	4,264.7	25.8	226.0	6.7	474	6
More than twelve months below amortized cost	419.6	10.3	27.4	2.8	122	9
Total	$7,674.7	$43.6	$312.1	$11.3	930	21

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses			Number of Securities
	< 20%	> 20%	< 20%		> 20%	< 20%	> 20%
June 30, 2014
U.S. Treasuries	$416.5	$—	$8.1		$—	6	—
U.S. Government agencies and authorities	2.1	—	—	*	—	1	—
U.S. corporate, state and municipalities	1,712.2	—	40.9		—	201	—
Foreign	424.0	—	9.5		—	69	—
Residential mortgage-backed	730.9	1.3	12.4		0.4	142	3
Commercial mortgage-backed	2.9	—	—	*	—	2	—
Other asset-backed	168.6	14.0	7.2		3.1	45	4
Total	$3,457.2	$15.3	$78.1		$3.5	466	7
*Less than $0.1.
December 31, 2013
U.S. Treasuries	$1,580.2	$—	$43.9		$—	15	—
U.S. Government agencies and authorities	59.2	—	0.5		—	3	—
U.S. corporate, state and municipalities	3,604.2	14.9	175.5		3.8	479	1
Foreign	1,067.8	8.4	52.5		2.0	185	3
Residential mortgage-backed	1,103.4	4.4	29.9		1.1	187	10
Commercial mortgage-backed	80.9	—	1.1		—	14	—
Other asset-backed	179.0	15.9	8.7		4.4	47	7
Total	$7,674.7	$43.6	$312.1		$11.3	930	21

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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of June 30, 2014, the Company had no new troubled debt restructurings for private placement or commercial mortgage loans. As of December 31, 2013, the Company had no new private placement troubled debt restructurings and had 20 new commercial mortgage loan troubled debt restructurings with a pre-modification and post-modification carrying value of $24.6. The 20 commercial mortgage loans comprise a portfolio of cross-defaulted, cross-collateralized individual loans, which are owned by the same sponsor. Between the date of the troubled debt restructurings and June 30, 2014, these loans have repaid $4.6 in principal.

As of June 30, 2014, and December 31, 2013, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company’s investment in mortgage loans as of the dates indicated:

	June 30, 2014	December 31, 2013
Commercial mortgage loans	$2,802.3	$2,838.4
Collective valuation allowance for losses	(1.0)	(1.1)
Total net commercial mortgage loans	$2,801.3	$2,837.3

The following table summarizes the activity in the allowance for losses for all commercial mortgage loans for the periods indicated:

	June 30, 2014	December 31, 2013
Collective valuation allowance for losses, balance at January 1	$1.1	$1.2
Addition to (reduction of) allowance for losses	(0.1)	(0.1)
Collective valuation allowance for losses, end of period	$1.0	$1.1

There were no impairments taken on the mortgage loan portfolio for the three and six months ended June 30, 2014 and 2013.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	June 30, 2014	December 31, 2013
Impaired loans with allowances for losses	$—	$—
Impaired loans without allowances for losses	20.0	23.4
Subtotal	20.0	23.4
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$20.0	$23.4
Unpaid principal balance of impaired loans	$20.0	$23.4

The following table presents information on restructured loans as of the dates indicated:

	June 30, 2014	December 31, 2013
Troubled debt restructured loans	$20.0	$23.4

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company’s policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of June 30, 2014 and December 31, 2013. There were no loans 90 days or more past due or loans in arrears with respect to principal and interest as of June 30, 2014 and December 31, 2013.

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended June 30,
	2014	2013
Impaired loans average investment during the period (amortized cost) (1)	$21.7	$—
Interest income recognized on impaired loans, on an accrual basis (1)	0.3	—
Interest income recognized on impaired loans, on a cash basis (1)	0.3	—
Interest income recognized on troubled debt restructured loans, on an accrual basis	0.3	—

	Six Months Ended June 30,
	2014	2013
Impaired loans average investment during the period (amortized cost) (1)	$21.7	$—
Interest income recognized on impaired loans, on an accrual basis (1)	0.6	—
Interest income recognized on impaired loans, on a cash basis (1)	0.5	—
Interest income recognized on troubled debt restructured loans, on an accrual basis	0.6	—
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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the LTV ratios as of the dates indicated:

	June 30, 2014(1)	December 31, 2013(1)
Loan-to-Value Ratio:
0% - 50%	$432.4	$499.8
>50% - 60%	766.4	761.3
>60% - 70%	1,485.5	1,458.1
>70% - 80%	112.0	112.6
>80% and above	6.0	6.6
Total Commercial mortgage loans	$2,802.3	$2,838.4
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	June 30, 2014(1)	December 31, 2013(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$1,998.0	$2,003.2
>1.25x - 1.5x	460.6	468.5
>1.0x - 1.25x	237.3	240.2
Less than 1.0x	105.8	126.5
Commercial mortgage loans secured by land or construction loans	0.6	—
Total Commercial mortgage loans	$2,802.3	$2,838.4
(1) Balances do not include collective valuation allowance for losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	June 30, 2014(1)		December 31, 2013(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$679.9	24.3%	$682.8	24.1%
South Atlantic	583.4	20.8%	560.9	19.8%
West South Central	377.2	13.5%	377.2	13.3%
East North Central	330.5	11.8%	337.6	11.9%
Middle Atlantic	353.3	12.6%	334.0	11.8%
Mountain	276.0	9.9%	282.1	9.9%
West North Central	116.1	4.1%	131.4	4.6%
East South Central	59.4	2.1%	60.5	2.1%
New England	26.5	0.9%	71.9	2.5%
Total Commercial mortgage loans	$2,802.3	100.0%	$2,838.4	100.0%
(1) Balances do not include collective valuation allowance for losses.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	June 30, 2014(1)		December 31, 2013(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Industrial	$955.6	34.1%	$998.3	35.2%
Retail	791.5	28.2%	800.2	28.2%
Apartments	433.7	15.5%	412.4	14.5%
Office	342.6	12.2%	388.3	13.7%
Hotel/Motel	99.4	3.6%	99.1	3.5%
Mixed Use	81.2	2.9%	53.7	1.9%
Other	98.3	3.5%	86.4	3.0%
Total Commercial mortgage loans	$2,802.3	100.0%	$2,838.4	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	June 30, 2014(1)	December 31, 2013(1)
Year of Origination:
2014	$167.7	$—
2013	629.7	641.3
2012	302.6	307.5
2011	681.0	748.4
2010	151.8	170.8
2009	45.3	45.6
2008 and prior	824.2	924.8
Total Commercial mortgage loans	$2,802.3	$2,838.4
(1) Balances do not include collective valuation allowance for losses.

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
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the Company’s credit-related and intent-related impairments included in the Condensed Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended June 30,
	2014			2013
	Impairment		No. of Securities	Impairment		No. of Securities
U.S. corporate	$—		—	$—		—
Foreign(1)	0.2		2	—		—
Residential mortgage-backed	0.3		19	2.3		29
Commercial mortgage-backed	—		—	—		—
Other asset-backed	—	*	1	0.1		2
Equity	—		—	—		—
Total	$0.5		22	$2.4		31
(1) Primarily U.S. dollar denominated.
*Less than $0.1.	Six Months Ended June 30,
	2014			2013
	Impairment		No. of Securities	Impairment		No. of Securities
U.S. corporate	$0.2		1	$—		—
Foreign(1)	0.2		2	—		—
Residential mortgage-backed	0.6		26	3.5		42
Commercial mortgage-backed	0.1		2	—	*	1
Other asset-backed	0.1		1	0.1		2
Equity	0.3		2	—		—
Total	$1.5		34	$3.6		45
(1) Primarily U.S. dollar denominated.
*Less than $0.1.

The above tables include $0.3 and $1.2 of write-downs related to credit impairments for the three and six months ended June 30, 2014, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Statements of Operations. The remaining $0.2 and $0.3 in write-downs for the three and six months ended June 30, 2014, respectively, are related to intent impairments.

The above tables include $2.4 and $3.6 of write-downs related to credit impairments for the three and six months ended June 2013, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Statements of Operations. Write-downs related to intent impairments were not material for the three and six months ended June 30, 2013.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended June 30,
	2014			2013
	Impairment		No. of Securities	Impairment		No. of Securities
U.S. corporate	$—		—	$—		—
Foreign(1)	0.2		2	—		—
Residential mortgage-backed	—	*	4	—		—
Commercial mortgage-backed	—		—	—		—
Other asset-backed	—		—	—		—
Equity	—		—	—		—
Total	$0.2		6	$—		—
(1) Primarily U.S. dollar denominated.
*Less than $0.1.	Six Months Ended June 30,
	2014			2013
	Impairment		No. of Securities	Impairment		No. of Securities
U.S. corporate	$—		—	$—		—
Foreign(1)	0.2		2	—		—
Residential mortgage-backed	—	*	4	—		—
Commercial mortgage-backed	0.1		2	—	*	1
Other asset-backed	—		—	—		—
Equity	—		—	—		—
Total	$0.3		8	$—	*	1
(1) Primarily U.S. dollar denominated.
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
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended June 30,
	2014	2013
Balance at April 1	$41.4	$46.8
Additional credit impairments:
On securities not previously impaired	—	0.4
On securities previously impaired	0.3	1.9
Reductions:
Securities sold, matured, prepaid or paid down	4.4	3.8
Balance at June 30	$37.3	$45.3

	Six Months Ended June 30,
	2014	2013
Balance at January 1	$42.1	$47.9
Additional credit impairments:
On securities not previously impaired	0.1	0.4
On securities previously impaired	0.9	3.1
Reductions:
Securities sold, matured, prepaid or paid down	5.8	6.1
Balance at June 30	$37.3	$45.3

Net Investment Income

The following tables summarize Net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Fixed maturities	$280.0	$264.1	$553.8	$527.7
Equity securities, available-for-sale	0.5	0.6	1.3	1.3
Mortgage loans on real estate	35.4	40.0	70.0	79.2
Policy loans	1.6	1.5	2.5	3.1
Short-term investments and cash equivalents	0.3	0.1	0.5	0.1
Other	10.4	11.7	18.9	21.8
Gross investment income	328.2	318.0	647.0	633.2
Less: Investment expenses	12.4	12.6	25.1	25.1
Net investment income	$315.8	$305.4	$621.9	$608.1

As of June 30, 2014 and December 31, 2013, the Company did not have any investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.
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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Fixed maturities, available-for-sale, including securities pledged	$(0.8)	$(14.2)	$5.5	$(8.3)
Fixed maturities, at fair value option	(8.0)	(38.2)	(16.4)	(59.9)
Equity securities, available-for-sale	—	(0.1)	(0.2)	0.1
Derivatives	(224.7)	(670.6)	(144.5)	(1,739.0)
Embedded derivative - fixed maturities	(0.9)	(11.3)	(1.8)	(16.6)
Embedded derivative - product guarantees	(157.1)	354.6	(392.5)	666.8
Other investments	16.4	—	18.0	(0.1)
Net realized capital gains (losses)	$(375.1)	$(379.8)	$(531.9)	$(1,157.0)
After-tax net realized capital gains (losses)	$(243.7)	$(313.7)	$(345.7)	$(818.9)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before-tax were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds on sales	$618.2	$957.4	$1,083.7	$1,841.1
Gross gains	6.2	8.8	10.1	22.9
Gross losses	10.3	3.5	14.7	6.3

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Embedded derivatives: The Company also invests in certain fixed maturity instruments and has issued certain annuity products that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity rates, or credit ratings/spreads. In addition, the Company has entered into coinsurance with funds withheld arrangements which contain embedded derivatives for which the fair value is based on the change in the fair value of the underlying assets held in trust.  The embedded derivatives for certain fixed maturity instruments, certain annuity products and coinsurance with funds withheld arrangements are reported with the host contract in Investments, Future policy benefits and contract owner account balances, Deposits and reinsurance recoverable (assumed reinsurance) or Funds held under reinsurance treaties with affiliates (ceded reinsurance), respectively, on the Condensed Balance Sheets. Changes in the fair value of embedded derivatives within fixed maturity investments and within annuity products are recorded in Other net realized capital gains (losses) in the Condensed Statements of Operations. Changes in fair value of embedded derivatives with reinsurance agreements are reported in Interest credited and other benefits to contract owners/policyholders in the Condensed Statements of Operations.

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

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	June 30, 2014			December 31, 2013
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$7.7	$0.2	$—	$7.7	$—	$0.1
Foreign exchange contracts	57.1	1.4	0.6	57.1	1.8	0.7
Fair value hedges:
Interest rate contracts	365.6	2.3	13.8	365.6	4.8	9.7
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	23,303.3	132.3	239.4	26,485.1	193.0	651.4
Foreign exchange contracts	901.5	4.1	13.6	903.8	7.2	17.8
Equity contracts	16,869.7	162.7	73.4	11,304.7	131.0	52.2
Credit contracts	220.0	4.6	—	220.0	4.6	—
Embedded derivatives:
Within fixed maturity investments	N/A	27.2	—	N/A	28.9	—
Within annuity products	N/A	—	3,098.2	N/A	—	2,594.5
Within reinsurance agreements	N/A	8.3	157.7	N/A	(8.4)	(38.0)
Total		$343.1	$3,596.7		$362.9	$3,288.4
N/A - Not Applicable
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Balance Sheets at fair value.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of June 30, 2014 and December 31, 2013. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being “highly effective” as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over The Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	June 30, 2014
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$220.0	$4.6	$—
Equity contracts	9,450.6	162.4	62.9
Foreign exchange contracts	958.6	5.5	14.2
Interest rate contracts	23,676.6	134.8	253.2
		307.3	330.3
Counterparty netting(1)		(234.7)	(234.7)
Cash collateral netting(1)		(36.7)	(26.4)
Securities collateral netting(1)		(19.8)	(54.6)
Net receivables/payables		$16.1	$14.6
(1) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting rules.

	December 31, 2013
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$220.0	$4.6	$—
Equity contracts	4,225.3	129.1	31.7
Foreign exchange contracts	960.9	9.0	18.5
Interest rate contracts	26,858.5	197.8	661.2
		340.5	711.4
Counterparty netting(1)		(283.5)	(283.5)
Cash collateral netting(1)		(37.4)	—
Securities collateral netting(1)		(8.8)	(350.0)
Net receivables/payables		$10.8	$77.9
(1) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting rules.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Balance Sheets. As of June 30, 2014, the Company held $45.5 of net cash collateral and pledged $26.4 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2013, the Company held $35.2 and $12.3 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of June 30, 2014, the Company delivered $559.3 of securities and held $20.4 securities as collateral. As of December 31, 2013, the Company delivered $830.7 of securities and held $20.4 of securities as collateral.

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Derivatives: Qualifying for hedge accounting(1):
Cash flow hedges:
Interest rate contracts	$0.1	$—	$0.1	$—
Foreign exchange contracts	0.1	—	0.3	—
Fair value hedges:
Interest rate contracts	(4.6)	16.6	(8.9)	17.8
Derivatives: Non-qualifying for hedge accounting(2):
Interest rate contracts	164.2	(496.8)	391.0	(703.6)
Foreign exchange contracts	(0.9)	19.7	(2.1)	85.6
Equity contracts	(384.5)	(210.6)	(526.0)	(1,140.3)
Credit contracts	0.9	0.5	1.1	1.5
Embedded derivatives:
Within fixed maturity investments(2)	(0.9)	(11.3)	(1.8)	(16.6)
Within annuity products(2)	(157.1)	354.6	(392.5)	666.8
Within reinsurance agreements(3)	(77.7)	149.0	(179.1)	249.2
Total	$(460.4)	$(178.3)	$(717.9)	$(839.6)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses) in the Condensed Statements of Operations. For the three and six months ended June 30, 2014 and 2013, ineffective amounts were immaterial.
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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of June 30, 2014 and December 31, 2013, the fair value of credit default swaps included in Derivatives assets was $4.6 and there were no credit default swaps included in Derivatives liabilities on the Condensed Balance Sheets.  As of June 30, 2014 and December 31, 2013, the maximum potential future exposure to the Company was $220.0 in credit default swaps. These instruments are typically written for a maturity period of five years and contain no recourse provisions.  If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

4.	Fair Value Measurements

Fair Value Measurement

The Company categorizes its financial instruments into a three-level hierarchy based on the priority of the inputs to the valuation technique, pursuant to ASU 2011-04, "Fair Value Measurements (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP" ("ASU 2011-04"). The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), as described in the Fair Value Measurements (excluding Consolidated Investment Entities) Note in the Financial Statements in Part II, Item 8. of the Company's Annual Report on Form 10-K. If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,431.4	$9.5	$—	$1,440.9
U.S. Government agencies and authorities	—	116.0	—	116.0
U.S. corporate, state and municipalities	—	11,214.6	213.1	11,427.7
Foreign(1)	—	5,495.3	114.1	5,609.4
Residential mortgage-backed securities	—	2,149.0	32.2	2,181.2
Commercial mortgage-backed securities	—	1,559.5	—	1,559.5
Other asset-backed securities	—	543.2	1.4	544.6
Total fixed maturities, including securities pledged	1,431.4	21,087.1	360.8	22,879.3
Equity securities, available-for-sale	6.8	—	—	6.8
Derivatives:
Interest rate contracts	—	134.8	—	134.8
Foreign exchange contracts	—	5.5	—	5.5
Equity contracts	0.4	109.1	53.2	162.7
Credit contracts	—	4.6	—	4.6
Embedded derivative on reinsurance	—	8.3	—	8.3
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	881.8	113.3	—	995.1
Assets held in separate accounts	41,523.9	—	—	41,523.9
Total assets	$43,844.3	$21,462.7	$414.0	$65,721.0

Liabilities:
Annuity product guarantees:
FIA	$—	$—	$1,888.8	$1,888.8
GMAB / GMWB / GMWBL(2)	—	—	1,209.4	1,209.4
Derivatives:
Interest rate contracts	—	253.2	—	253.2
Foreign exchange contracts	—	14.2	—	14.2
Equity contracts	10.5	62.9	—	73.4
Embedded derivative on reinsurance	—	157.7	—	157.7
Total liabilities	$10.5	$488.0	$3,098.2	$3,596.7
(1) Primarily U.S. dollar denominated.
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

(1) Primarily U.S. dollar denominated.
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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and six months ended June 30, 2014 and 2013. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the three months ended June 30, 2014:

	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings (3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$2.1	$—	$—	$—	$—	$—	$—	$—	$(2.1)	$—	$—
U.S. corporate, state and municipalities	132.5	(0.1)	(0.1)	41.1	—	—	(10.5)	50.2	—	213.1	(0.1)
Foreign	19.2	—	(1.2)	23.9	—	—	(7.5)	87.4	(7.7)	114.1	—
Residential mortgage-backed securities	35.8	(0.9)	—	0.4	—	(2.8)	(0.3)	—	—	32.2	(0.9)
Other asset-backed securities	15.9	0.4	(0.4)	—	—	—	(0.5)	—	(14.0)	1.4	0.4
Total fixed maturities, including securities pledged:	205.5	(0.6)	(1.7)	65.4	—	(2.8)	(18.8)	137.6	(23.8)	360.8	(0.6)

Equity securities, available-for-sale	—	—	—	—	—	—	—	—	—	—	—
Derivatives:
Annuity product guarantees:
FIA(1)	(1,763.6)	(117.6)	—	—	(43.2)	—	35.6	—	—	(1,888.8)	—
GMWB/GMAB/GMWBL(1)	(1,132.6)	(39.5)	—	—	(37.5)	—	0.2	—	—	(1,209.4)	—
Other derivatives, net	41.9	29.1	—	6.5	—	—	(24.3)	—	—	53.2	11.3
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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the six months ended June 30, 2014:

	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings (3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$4.2	$—	$—	$—	$—	$—	$—	$—	$(4.2)	$—	$—
U.S. corporate, state and municipalities	90.4	(0.2)	2.3	69.7	—	—	(11.4)	62.3	—	213.1	(0.2)
Foreign	24.6	—	0.5	23.9	—	—	(7.5)	85.7	(13.1)	114.1	—
Residential mortgage-backed securities	27.6	(1.3)	0.2	0.4	—	(2.8)	(0.7)	8.8	—	32.2	(1.2)
Other asset-backed securities	22.0	1.6	(1.4)	—	—	—	(6.8)	—	(14.0)	1.4	0.7
Total fixed maturities, including securities pledged	168.8	0.1	1.6	94.0	—	(2.8)	(26.4)	156.8	(31.3)	360.8	(0.7)

Equity securities, available-for-sale	—	(0.3)	0.3	—	—	—	—	—	—	—	(0.3)
Derivatives:
Annuity product guarantees:
FIA(1)	(1,693.5)	(159.1)	—	—	(93.4)	—	57.2	—	—	(1,888.8)	—
GMWB/GMAB/GMWBL(1)	(901.0)	(233.4)	—	—	(75.3)	—	0.3	—	—	(1,209.4)	—
Other derivatives, net:	57.0	30.7	—	11.8	—	—	(46.3)	—	—	53.2	(3.7)
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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the three months ended June 30, 2013:

	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings (3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate, state and municipalities	130.1	(0.1)	(0.7)	—	—	—	(5.7)	—	(25.1)	98.5	(0.1)
Foreign	19.4	—	(0.1)	—	—	—	(2.9)	—	—	16.4	—
Residential mortgage-backed securities	23.8	(0.5)	0.1	12.0	—	(0.2)	(0.3)	—	—	34.9	(0.6)
Other asset-backed securities	74.3	1.0	(0.1)	—	—	—	(0.9)	—	—	74.3	1.0
Total fixed maturities, including securities pledged:	247.6	0.4	(0.8)	12.0	—	(0.2)	(9.8)	—	(25.1)	224.1	0.3

Equity securities, available-for-sale	0.4	—	—	—	—	—	—	—	—	0.4	—
Derivatives:
Annuity products guarantees:
FIA(1)	(1,519.8)	37.7	—	—	(20.8)	—	22.9	—	—	(1,480.0)	—
GMWB/GMAB/GMWBL(1)	(1,606.0)	316.9	—	—	(34.4)	—	0.1	—	—	(1,323.4)	—
Other derivatives, net	51.6	6.5	—	5.9	—	—	(23.4)	—	—	40.6	(12.2)
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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the six months ended June 30, 2013:

	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings (3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate, state and municipalities	113.6	(0.1)	(0.2)	—	—	—	(6.5)	16.0	(24.3)	98.5	(0.1)
Foreign	20.9	—	(0.2)	—	—	—	(4.3)	—	—	16.4	—
Residential mortgage-backed securities	24.2	(0.7)	—	12.0	—	(0.2)	(0.4)	—	—	34.9	(0.7)
Other asset-backed securities	78.2	3.3	(0.1)	—	—	—	(7.1)	—	—	74.3	2.6
Total fixed maturities, including securities pledged	236.9	2.5	(0.5)	12.0	—	(0.2)	(18.3)	16.0	(24.3)	224.1	1.8

Equity securities, available-for-sale	15.8	(0.1)	0.1	—	—	—	—	—	(15.4)	0.4	—
Derivatives:
Annuity product guarantees:
FIA(1)	(1,393.8)	(85.1)	—	—	(35.9)	—	34.8	—	—	(1,480.0)	—
GMWB/GMAB/GMWBL(1)	(2,004.0)	751.9	—	—	(71.5)	—	0.2	—	—	(1,323.4)	—
Other derivatives, net	11.7	48.9	—	10.6	—	—	(30.6)	—	—	40.6	24.3
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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and six months ended June 30, 2014 and 2013, the transfers in and out of Level 3 for fixed maturities and equity securities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are, transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of June 30, 2014:

Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA
Long-term equity implied volatility	15% to 25%		15% to 25%		—
Interest rate implied volatility	0.2% to 16%		0.2% to 16%		—
Correlations between:
Equity Funds	50% to 98%		50% to 98%		—
Equity and Fixed Income Funds	-38% to 62%		-38% to 62%		—
Interest Rates and Equity Funds	-32% to -14%		-32% to -14%		—
Nonperformance risk	-0.22% to 0.75%		-0.22% to 0.75%		-0.22% to 0.75%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—
Partial Withdrawals	0% to 10%		0% to 10%		—
Lapses	0.08% to 40%	(3)	0.08% to 31%	(3)	0% to 10%	(3)
Mortality	—	(4)	—	(3)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 32% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, the Company assumes that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money." The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of June 30, 2014 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)
< 60	$2.0	$1.3	$3.3	5.3
60-69	4.8	2.6	7.4	1.1
70+	4.0	1.5	5.5	0.0	*
	$10.8	$5.4	$16.2	2.1
*Less than 0.1.

(3)
Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period. The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of June 30, 2014 (account value amounts are in $ billions).

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value	Lapse Range
During Surrender Charge Period
	In the Money**	$—	*	0.08% to 8.2%	$5.3	0.08% to 5.5%
	Out of the Money	—	*	0.41% to 12%	3.1	0.36% to 11%
After Surrender Charge Period
	In the Money**	—	*	2.5% to 21%	5.6	1.5% to 21%
	Out of the Money	0.1		12% to 31%	3.0	6.9% to 40%
*Less than $0.1.
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
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 30% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, the Company assumes that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money." The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of December 31, 2013 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)
< 60	$2.1	$1.4	$3.5	5.4
60-69	5.0	2.5	7.5	1.3
70+	3.9	1.3	5.2	0.0	*
	$11.0	$5.2	$16.2	2.3
*Less than 0.1.
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
*Less than $0.1.
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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$22,879.3	$22,879.3	$22,450.1	$22,450.1
Equity securities, available-for-sale	6.8	6.8	6.1	6.1
Mortgage loans on real estate	2,801.3	2,849.1	2,837.3	2,867.0
Policy loans	90.2	90.2	94.9	94.9
Limited partnerships/corporations	166.0	166.0	133.2	133.2
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreement	995.1	995.1	1,128.6	1,128.6
Derivatives	307.6	307.6	342.4	342.4
Other investments	55.5	55.5	56.2	56.2
Deposits from affiliates	691.3	742.5	747.2	807.7
Embedded derivative on reinsurance	8.3	8.3	(8.4)	(8.4)
Assets held in separate accounts	41,523.9	41,523.9	42,008.3	42,008.3
Liabilities:
Investment contract liabilities:
Deferred annuities(1)	19,504.2	19,895.3	18,979.6	19,377.2
Funding agreements with fixed maturities and guaranteed investment contracts	1,113.0	1,102.6	1,530.5	1,499.3
Supplementary contracts, immediate annuities and other	2,150.0	2,375.3	1,822.6	1,942.3
Annuity product guarantees:
FIA	1,888.8	1,888.8	1,693.5	1,693.5
GMAB/GMWB/GMWBL	1,209.4	1,209.4	901.0	901.0
Derivatives	340.8	340.8	731.9	731.9
Long-term debt	435.0	523.2	435.0	471.2
Embedded derivative on reinsurance	157.7	157.7	(38.0)	(38.0)
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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC and VOBA was as follows for the periods indicated:

	DAC	VOBA	Total
Balance at January 1, 2014	$2,271.7	$58.6	$2,330.3
Deferrals of commissions and expenses	66.3	—	66.3
Amortization:
Amortization	2.1	(5.5)	(3.4)
Interest accrued(1)	51.4	1.8	53.2
Net amortization included in the Condensed Statements of Operations	53.5	(3.7)	49.8
Change in unrealized capital gains/losses on available-for-sale securities	(291.5)	(12.9)	(304.4)
Balance at June 30, 2014	$2,100.0	$42.0	$2,142.0

	DAC	VOBA	Total
Balance at January 1, 2013	$2,968.2	$28.4	$2,996.6
Deferrals of commissions and expenses	44.1	—	44.1
Amortization:
Amortization(2)	(1,023.9)	(3.0)	(1,026.9)
Interest accrued(1)	80.3	1.4	81.7
Net amortization included in the Condensed Statements of Operations	(943.6)	(1.6)	(945.2)
Change in unrealized capital gains/losses on available-for-sale securities	633.0	16.5	649.5
Balance at June 30, 2013	$2,701.7	$43.3	$2,745.0
(1) Interest accrued at the following rates for VOBA: 3.9% to 5.8% during 2014 and 1.0% to 6.0% during 2013.
(2) Includes loss recognition of $305.0 related to DAC and $1.0 related to VOBA.

6.    Capital Contributions and Dividends

During the six months ended June 30, 2014 and 2013, the Company did not receive any capital contributions from its Parent.

On May 2, 2014, the Company declared an ordinary dividend in the amount of $216.0, which was paid on May 19, 2014. During the six months ended June 30, 2013, following receipt of required approval from its domiciliary state insurance regulator and consummation of the IPO of Voya Financial, Inc., the Company paid a return of capital distribution of $230.0 to its Parent.

On May 8, 2013, the Company reset, on a one-time basis, its negative unassigned funds account as of December 31, 2012 (as reported in its 2012 statutory annual statement) to zero (with an offsetting reduction in gross paid-in capital and contributed surplus). The reset was made pursuant to a permitted practice in accordance with statutory accounting principles granted by the Iowa Insurance Division ('the Division"). The permitted practice has no impact on total capital and surplus of the Company and was recorded in the Company's second quarter 2013 statutory financial statements.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Accumulated Other Comprehensive Income

Shareholder’s equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated.

	June 30,
	2014	2013
Fixed maturities, net of OTTI	$1,519.1	$986.5
Equity securities, available-for-sale	3.6	3.8
Derivatives	0.3	(0.6)
DAC/VOBA and sales inducements adjustment on available-for-sale securities	(705.5)	(471.9)
Other	(34.9)	(35.1)
Unrealized capital gains (losses), before tax	782.6	482.7
Deferred income tax asset (liability)	(167.3)	16.7
Unrealized capital gains (losses), after tax	615.3	499.4
Pension and other postretirement benefits liability, net of tax	0.8	0.9
AOCI	$616.1	$500.3

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Statements of Operations, were as follows for the periods indicated.

	Three Months Ended June 30, 2014
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$307.5		$(161.2)	(2)	$146.3
Equity securities	0.6		(0.3)		0.3
Other	0.4		(0.2)		0.2
OTTI	3.9		(1.4)		2.5
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	5.1		(1.7)		3.4
DAC/VOBA and sales inducements	(164.1)		57.4		(106.7)
Change in unrealized gains/losses on available-for-sale securities	153.4		(107.4)		46.0

Derivatives:
Derivatives	0.1	(1)	(0.1)		—
Adjustments for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—		—
Change in unrealized gains/losses on derivatives	0.1		(0.1)		—

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	—		—		—
Change in pension and other postretirement benefits liability	—		—		—
Change in Other comprehensive income (loss)	$153.5		$(107.5)		$46.0
(1) See the Derivative Financial Instruments Note to these Condensed Financial Statements for additional information.
(2) Amount includes $(53.8) valuation allowance. See the Income Taxes Note to these Condensed Financial Statements for additional information.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2014
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$679.9		$(316.7)	(3)	$363.2
Equity securities	1.3		(0.5)		0.8
Other	0.2		(0.1)		0.1
OTTI	9.0		(3.2)		5.8
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	2.7		(0.9)		1.8
DAC/VOBA and sales inducements	(364.0)	(1)	127.4		(236.6)
Change in unrealized gains/losses on available-for-sale securities	329.1		(194.0)		135.1

Derivatives:
Derivatives	(0.1)	(2)	—		(0.1)
Adjustments for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—		—
Change in unrealized gains/losses on derivatives	(0.1)		—		(0.1)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	(0.1)		—		(0.1)
Change in pension and other postretirement benefits liability	(0.1)		—		(0.1)
Change in Other comprehensive income (loss)	$328.9		$(194.0)		$134.9
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Financial Statements for additional information.
(3) Amount includes $(79.0) valuation allowance. See the Income Taxes Note to these Condensed Financial Statements for additional information.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2013
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(847.3)		$377.6	(2)	$(469.7)
Equity securities	(0.5)		0.2		(0.3)
Other	0.3		(0.1)		0.2
OTTI	7.6		(2.6)		5.0
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	(4.2)		1.4		(2.8)
DAC/VOBA and sales inducements	505.2		(176.8)		328.4
Change in unrealized gains/losses on available-for-sale securities	(338.9)		199.7		(139.2)

Derivatives:
Derivatives	0.1	(1)	—		0.1
Adjustments for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—		—
Change in unrealized gains/losses on derivatives	0.1		—		0.1

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	(0.1)		—		(0.1)
Change in pension and other postretirement benefits liability	(0.1)		—		(0.1)
Change in Other comprehensive income (loss)	$(338.9)		$199.7		$(139.2)
(1) See the Derivative Financial Instruments Note to these Condensed Financial Statements for additional information.
(2) Amount includes $81.2 valuation allowance. See the Income Taxes Note to these Condensed Financial Statements for additional information.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2013
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,016.8)		$355.8		$(661.0)
Equity securities	0.4		(0.1)		0.3
Other	0.3		(0.1)		0.2
OTTI	11.5		(4.0)		7.5
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	(12.7)		4.4		(8.3)
DAC/VOBA and sales inducements	811.4	(1)	(284.0)		527.4
Change in unrealized gains/losses on available-for-sale securities	(205.9)		72.0		(133.9)

Derivatives:
Derivatives	0.1	(2)	—	*	0.1
Adjustments for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—		—
Change in unrealized gains/losses on derivatives	0.1		—	*	0.1

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	(0.1)		—	*	(0.1)
Change in pension and other postretirement benefits liability	(0.1)		—	*	(0.1)
Change in Other comprehensive income (loss)	$(205.9)		$72.0		$(133.9)
* Less than $0.1.
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Financial Statements for additional information.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.    Income Taxes

Income taxes were different from the amount computed by applying the federal income tax rate to income (loss) before income taxes for the following reasons for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Income (loss) before income taxes	$(31.7)		$360.7		$(66.1)		$(22.5)
Tax rate	35.0%		35.0%		35.0%		35.0%
Income tax expense (benefit) at federal statutory rate	(11.1)		126.2		(23.1)		(7.9)
Tax effect of:
Dividends received deduction	(14.7)	(1)	(19.8)	(1)	(32.5)	(1)	(34.4)
Valuation allowance	6.4	(1)	27.5	(1)	32.2	(1)	130.1
Audit settlement	3.6	(1)	—		2.8	(1)	—
Tax credits	—		0.5	(1)	—		—
Non-deductible expense (benefit)	—		0.4	(1)	—		0.4
Other	—		0.1	(1)	0.1	(1)	0.1
Income tax expense (benefit)	$(15.8)		$134.9		$(20.5)		$88.3

(1) Certain of these amounts were allocated to Other comprehensive income in accordance with the exception described in ASC 740-20-45-7.

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of June 30, 2014 and December 31, 2013, the Company had total valuation allowances of $535.1 and $423.9, respectively. As of June 30, 2014 and December 31, 2013, $641.8 and $609.6, respectively, of these valuation allowances were allocated to continuing operations, and $(106.7) and $(185.7), respectively, of these valuation allowances were allocated to Other comprehensive income (loss) related to realized and unrealized capital losses.

For the three months ended June 30, 2014 and 2013, the total changes in the valuation allowance were $60.2 and $(53.7), respectively. With respect to the 2014 increase, $6.4 was allocated to continuing operations and $53.8 was allocated to Other comprehensive income. With respect to the 2013 decrease, $27.5 was allocated to continuing operations and $(81.2) was allocated to Other comprehensive income (loss). For the six months ended June 30, 2014 and 2013, there were total increases (decreases) in the valuation allowance of $111.2 and $130.1, respectively. With respect to the 2014 increase, $32.2 was allocated to continuing operations and $79.0 was allocated to Other comprehensive income. With respect to the 2013 increase, $130.1 was allocated to continuing operations and none of the increase was allocated to Other comprehensive income (loss).

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Tax Regulatory Matters

During April 2014, the IRS completed its examination of the Company's returns through tax year 2012. The 2012 audit settlement did not have a material impact on the financial statements. The Company is currently under audit by the IRS, and it is expected that the examination of tax year 2013 will be finalized within the next twelve months. The Company and the IRS have agreed to participate in the Compliance Assurance Program for the tax years 2013 and 2014.

The IRS issued a Directive dated July 17, 2014 that it should not challenge the qualification of certain hedges and should not challenge certain tax accounting methods.  Although the Company has hedges which are described in the Directive and is presently evaluating its impact, the Directive is not expected to materially affect the Company.

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

Under this agreement, the Company did not incur interest expense for the three and six months ended June 30, 2014 and 2013. The Company earned $0.2 in interest income for the three and six months ended June 30, 2014 and did not earn interest income for the three and six months ended June 30, 2013. As of June 30, 2014 and December 31, 2013, the Company did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement.

For information on the Company's additional financing agreements, see Item 8. Related Party Transactions in the Annual Report on Form 10-K.

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

As of June 30, 2014 and December 31, 2013, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $409.4 and $252.7, respectively.

Federal Home Loan Bank Funding

The Company is a member of the Federal Home Loan Bank ("FHLB") of Des Moines and is required to maintain collateral to back funding agreements issued to the FHLB. As of June 30, 2014 and December 31, 2013, the Company had $1,090.1 and $1,090.2, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB. These non-putable funding agreements are included in Future policy benefits and contract owner account balances on the Condensed Balance Sheets. As of June 30, 2014 and December 31, 2013, assets with a market value of $1,273.3 and $1,266.8, respectively, collateralized the funding agreements to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Condensed Balance Sheets.

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The Company may also post collateral in connection with certain securities lending, repurchase agreements, funding agreements, letter of credit ("LOC") and derivative transactions as described further in this note. The components of the fair value of the restricted assets were as follows as of the dates indicated:

	June 30, 2014	December 31, 2013
Fixed maturity collateral pledged to FHLB	$1,273.3	$1,266.8
FHLB restricted stock(1)	53.6	53.6
Other fixed maturities-state deposits	11.4	11.3
Securities pledged(2)	630.3	959.2
Total restricted assets	$1,968.6	$2,290.9
(1) Reported in Other investments on the Condensed Balance Sheets.
(2) Includes the fair value of loaned securities of $71.0 and $128.5 as of June 30, 2014 and December 31, 2013, respectively, which is included in Securities pledged on the Condensed Balance Sheets. In addition, as of June 30, 2014 and December 31, 2013, the Company delivered securities as collateral of $559.3 and $830.7, respectively, which is included in Securities pledged on the Condensed Balance Sheets.

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

ING USA Annuity and Life Insurance Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. This paragraph contains an estimate of reasonably possible losses above any amounts accrued. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued, the estimate reflects the reasonably possible range of loss in excess of the accrued amounts. For matters for which a reasonably possible (but not probable) range of loss exists, the estimate reflects the reasonably possible and unaccrued loss or range of loss. As of June 30, 2014, the Company estimates the aggregate range of reasonably possible losses in excess of any amounts accrued for these matters as of such date is not material to the Company.

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

Also effective June 30, 2008, the Company entered into a services agreement with SLDI, under which the Company provides certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement. For the three and six months ended June 30, 2014, revenue related to the agreement was $3.1 and $6.2, respectively. For the three and six months ended June 30, 2013, revenue related to the agreement was $3.0 and $6.1, respectively.

Effective July 1, 2009, the reinsurance agreement was amended and restated to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to the Company and the Company deposited those assets into a funds withheld trust account.  As of June 30, 2014, the assets on deposit in the trust account were $3.7 billion. The Company also established a corresponding funds withheld liability to SLDI, which is included in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets. Funds held under reinsurance treaties with affiliates had a balance of $3.5 billion and $3.6 billion, as of June 30, 2014 and December 31, 2013, respectively. In addition, as of June 30, 2014 and December 31, 2013, the Company had an embedded derivative with a value of $154.5 and $(34.7), respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets.

Also effective July 1, 2009, the Company and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account. SLDI has retained its affiliate, VOYA Investment Management LLC, (name changed from ING Investment Management LLC on May 1, 2014) as subadviser for the funds withheld account.

Effective October 1, 2011, the Company and SLDI entered into an amended and restated automatic reinsurance agreement in order to provide more flexibility to the Company and SLDI with respect to the collateralization of the reserves related to the variable annuity guaranteed living benefits reinsured under the agreement. As of June 30, 2014 and December 31, 2013, reserves ceded by the Company under this agreement were $2.1 billion. In addition, a deferred loss in the amount of $303.6 and $315.7 as of June 30, 2014 and December 31, 2013, respectively, is included in Other assets on the Condensed Balance Sheets and is amortized over the period of benefit.

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

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the Condensed Financial Statements and related notes contained in Part I., Item 1. of this Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See "Note Concerning Forward-Looking Statements."

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

The above critical accounting estimates are described in the Business, Basis of Presentation and Significant Accounting Policies Note in our Financial Statements in Part II, Item 8. in our Annual Report on Form 10-K.

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, see the Business, Basis of Presentation and Significant Accounting Policies Note in our Condensed Financial Statements in Part I, Item I. in this Form 10-Q.

Income Taxes

As of June 30, 2014, we have recognized $186.9 million deferred tax assets based on tax planning strategies related to unrealized gains on investment assets. Such tax planning strategies support the recognition of deferred tax assets associated with deductible temporary differences and may be adversely impacted by decreases in unrealized gains.

The deferred tax valuation allowance as of June 30, 2014 was $535.1 million of which $524.0 million and $11.1 million were related to ordinary deferred tax assets and foreign tax credits, respectively.

Recent Transactions

On June 2, 2014, our affiliate ING North America Insurance Corporation ("NAIC") entered into an agreement with Milliman, Inc. ("Milliman") pursuant to which NAIC has outsourced to Milliman the actuarial valuation, modeling and hedging functions for our retail variable annuity products for which we ceased sales in 2010. Under this agreement, Milliman will perform the calculation of financial reporting and risk metrics, along with the analytics used to determine hedge positions. We will continue to oversee and manage our existing block of variable annuity business and retain full accountability for assumptions and methodologies, as well as the setting of hedge objectives and the execution of hedge positions. This agreement will allow us to create a more variable cost structure for the block of variable annuity business.

Results of Operations

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Net investment income	$315.8	$305.4	$621.9	$608.1
Fee income	206.8	208.3	412.5	409.1
Premiums	146.5	121.7	290.0	237.5
Net realized capital gains (losses):
Total other-than-temporary impairments	(0.6)	(3.1)	(1.6)	(4.3)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(0.1)	(0.7)	(0.1)	(0.7)
Net other-than-temporary impairments recognized in earnings	(0.5)	(2.4)	(1.5)	(3.6)
Other net realized capital gains (losses)	(374.6)	(377.4)	(530.4)	(1,153.4)
Total net realized capital gains (losses)	(375.1)	(379.8)	(531.9)	(1,157.0)
Other revenue	8.5	9.0	16.3	15.9
Total revenues	302.5	264.6	808.8	113.6
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	165.3	(451.7)	656.7	(1,060.1)
Operating expenses	120.0	116.2	240.4	225.7
Net amortization of Deferred policy acquisition costs and Value of business acquired	35.6	226.8	(49.8)	945.2
Interest expense	7.1	7.0	14.0	14.0
Other expense	6.2	5.6	13.6	11.3
Total benefits and expenses	334.2	(96.1)	874.9	136.1
Income (loss) before income taxes	(31.7)	360.7	(66.1)	(22.5)
Income tax expense (benefit)	(15.8)	134.9	(20.5)	88.3
Net income (loss)	$(15.9)	$225.8	$(45.6)	$(110.8)

Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013

Our results of operations for the three months ended June 30, 2014 and 2013 and changes therein, primarily reflect changes in Interest credited and other benefits to contract owners/policyholders, partially offset by a decrease in Net amortization of DAC and VOBA and increases in Premiums and Net investment income.

Revenues

Total revenues increased $37.9 million from $264.6 million to $302.5 million primarily due to an increase in Premiums and Net investment income and a decrease in Total net realized capital losses.

Net investment income increased $10.4 million from $305.4 million to $315.8 million primarily due to a change in the fixed maturities asset mix from lower yielding U.S. Treasury securities to higher yielding corporate securities.

Premiums increased $24.8 million from $121.7 million to $146.5 million primarily due to higher sales of immediate annuities with life contingencies as well as higher premiums associated with the annuitization of life contingent contracts, partially offset by lower assumed stop loss premiums due to the novation of a reinsurance agreement in the third quarter of 2013.

Total net realized capital losses decreased $4.7 million from a loss of $379.8 million to a loss of $375.1 million due to changes in annuity hedging derivatives, partially offset by unfavorable changes in the fair value of embedded derivatives on product guarantees. Under the variable annuity and fixed indexed annuity hedge programs, changes in equity and interest markets during the three months ended June 30, 2014 resulted in net losses of $211.0 million on equity, interest and foreign exchange derivatives compared to net losses of $691.1 million during the three months ended June 30, 2013, a favorable change of $480.1 million. A portion of these derivative results (losses of $232.8 million for the three months ended June 30, 2014 and losses of $680.0 million for the three months ended June 30, 2013) were ceded to SLDI under the combined coinsurance and coinsurance funds withheld agreement and an offset is recorded in Interest credited and other benefits to contract owners/policyholders. Favorable net changes of $30.2 million in the fair value of fixed maturities using fair value option as a result of favorable interest rate changes also contributed to the variance. Partially offsetting these variances were unfavorable net changes of $511.7 million in the fair value of embedded derivatives on variable annuity and fixed indexed annuity product guarantees (from a gain of $354.6 million for the three months ended June 30, 2013 to a loss of $157.1 million for the three months ended June 30, 2014) due to the impact of interest rates, partially offset by the impact of equity market movements, nonperformance risk and implied volatility.

Benefits and Expenses

Total benefits and expenses changed $430.3 million from $(96.1) million to $334.2 million primarily due to an increase in Interest credited and other benefits to contract owners/policyholders, partially offset by a change in Net amortization of DAC and VOBA.

Interest credited and other benefits to contract owners/policyholders increased $617.0 million from $(451.7) million to $165.3 million primarily due to the change in the amount of equity and interest rate derivative gains/losses transferred under the combined coinsurance and coinsurance funds withheld agreement with SLDI (the corresponding offsetting amount is reported in Total net realized capital gains (losses)) and the change in the embedded derivative on the two coinsurance funds withheld arrangements. These increases were partially offset by lower amortization of sales inducements due to lower gross profits in the current period compared to the prior period.

Net amortization of DAC and VOBA decreased $191.2 million from $226.8 million to $35.6 million primarily due to lower amortization as a result of lower gross profits in the current period compared to the prior period. Partially offsetting this variance is favorable DAC unlocking in the prior period that did not repeat in the current period.

Income Taxes

Income tax expense (benefit) changed $(150.7) million from $134.9 million to $(15.8) million primarily due to decrease in income before taxes and a decrease in the valuation allowance, partially offset by a decrease in the dividends received deduction.

Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

Our results of operations for the six months ended June 30, 2014 and 2013 and changes therein, primarily reflect changes in Net amortization of DAC and VOBA, a decrease in Total net realized capital losses and an increase in Premiums, partially offset by changes in Interest credited and other benefits to contract owners/policyholders.

Revenues

Total revenues increased $695.2 million from $113.6 million to $808.8 million primarily due to a decrease in Total net realized capital losses and an increase in Premiums.

Premiums increased $52.5 million from $237.5 million to $290.0 million primarily due to higher sales of immediate annuities with life contingencies as well as higher premiums associated with the annuitization of life contingent contracts, partially offset by lower assumed stop loss premiums due to the novation of a reinsurance agreement in the third quarter of 2013.

Total net realized capital losses decreased $625.1 million from $1,157.0 million to $531.9 million due to changes in annuity hedging derivatives, partially offset by unfavorable changes in the fair value of embedded derivatives on product guarantees. Under the variable annuity and fixed indexed annuity hedge programs, changes in equity and interest markets during the six months ended June 30, 2014 resulted in net losses of $118.0 million on equity, interest and foreign exchange derivatives compared to net losses of $1,765.2 million during the six months ended June 30, 2013, a favorable change of $1,647.2 million. A portion of these derivative results (losses of $133.9 million for the six months ended June 30, 2014 and losses of $1,709.6 million for the six months ended June 30, 2013) were ceded to SLDI under the combined coinsurance and coinsurance funds withheld agreement and an offset is recorded in Interest credited and other benefits to contract owners/policyholders. Favorable net changes of $43.5 million in the fair value of fixed maturities using fair value option as a result of favorable interest rate changes also contributed to the variance. Partially offsetting these variances were unfavorable net changes of $1,059.3 million in the fair value of embedded derivatives on variable annuity and fixed indexed annuity product guarantees (from a gain of $666.8 million for the six months ended June 30, 2013 to a loss of $392.5 million for the six months ended June 30, 2014) due to the impact of interest rate and equity market movements, partially offset by nonperformance risk and implied volatility.

Benefits and Expenses

Total benefits and expenses increased $738.8 million from $136.1 million to $874.9 million primarily due to a change in Interest credited and other benefits to contract owners/policyholders partially offset by a change in Net amortization of DAC and VOBA.

Interest credited and other benefits to contract owners/policyholders changed $1,716.8 million from $(1,060.1) million to $656.7 million primarily due to the change in the amount of equity and interest rate derivative gains/losses transferred under the combined coinsurance and coinsurance funds withheld agreement with SLDI (the corresponding offsetting amount is reported in Total net realized capital gains (losses)) and the change in the embedded derivative on the two coinsurance funds withheld arrangements. These increases were partially offset by lower amortization of sales inducements as a result of lower gross profits in the current period compared to the prior period.

Net amortization of DAC and VOBA changed $995.0 million from $945.2 million to $(49.8) million primarily due to lower amortization as a result of lower gross profits in the current period compared to the prior period. In addition, higher amortization resulting from $306.0 million of loss recognition on DAC and VOBA in the prior period that did not repeat also contributed to the change. Partially offsetting this variance is favorable DAC unlocking in the prior period that did not repeat in the current period.

Income Taxes

Income tax expense (benefit) changed $(108.8) million from $88.3 million to $(20.5) million primarily due to a decrease in income before taxes and a decrease in the valuation allowance.

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

Segmented portfolios are established for groups of products with similar liability characteristics. Our investment portfolio consists largely of high quality fixed maturities and short-term investments, investments in commercial mortgage loans, alternative investments and other instruments, including a small amount of equity holdings. Fixed maturities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, bonds issued by states and municipalities, Other asset-backed securities ("ABS"), and traditional Mortgage-backed securities ("MBS").

We use derivatives for hedging purposes to reduce our exposure to the cash flow variability of assets and liabilities, interest rate risk, credit risk and market risk. In addition, we use credit derivatives to replicate exposure to individual securities or pools of securities as a means of achieving credit exposure similar to bonds of the underlying issuer(s) more efficiently.

See the Investments Note in our Condensed Financial Statements in Part I., Item 1. in this Form 10-Q.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

($ in millions)	June 30, 2014		December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$21,814.6	81.8%	$21,105.9	79.7%
Fixed maturities, at fair value using the fair value option	434.4	1.6%	385.0	1.5%
Equity securities, available-for-sale	6.8	—%	6.1	—%
Short-term investments(1)	363.3	1.4%	567.0	2.1%
Mortgage loans on real estate	2,801.3	10.5%	2,837.3	10.7%
Policy loans	90.2	0.3%	94.9	0.4%
Limited partnerships/corporations	166.0	0.6%	133.2	0.5%
Derivatives	307.6	1.2%	342.4	1.3%
Other investments	55.5	0.2%	56.2	0.2%
Securities pledged	630.3	2.4%	959.2	3.6%
Total investments	$26,670.0	100.0%	$26,487.2	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as follows as of the dates indicated:

($ in millions)	June 30, 2014
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed Maturities:
U.S. Treasuries	$1,394.9	6.6%	$1,440.9	6.3%
U.S. Government agencies and authorities	112.3	0.5%	116.0	0.5%
State, municipalities and political subdivisions	68.8	0.3%	74.3	0.3%
U.S. corporate securities	10,567.2	49.5%	11,353.4	49.6%
Foreign securities(1)	5,218.0	24.5%	5,609.4	24.5%
Residential mortgage-backed securities	2,005.7	9.4%	2,181.2	9.6%
Commercial mortgage-backed securities	1,429.7	6.7%	1,559.5	6.8%
Other asset-backed securities	536.4	2.5%	544.6	2.4%
Total fixed maturities, including securities pledged	$21,333.0	100.0%	$22,879.3	100.0%
(1) Primarily U.S. dollar denominated.
($ in millions)	December 31, 2013
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed Maturities:
U.S. Treasuries	$1,880.9	8.7%	$1,856.8	8.3%
U.S. Government agencies and authorities	102.5	0.5%	102.3	0.5%
State, municipalities and political subdivisions	50.1	0.2%	51.3	0.2%
U.S. corporate securities	10,292.8	47.7%	10,637.1	47.4%
Foreign securities(1)	5,158.3	23.9%	5,394.7	24.0%
Residential mortgage-backed securities	2,103.3	9.7%	2,252.1	10.0%
Commercial mortgage-backed securities	1,471.3	6.8%	1,615.3	7.2%
Other asset-backed securities	534.5	2.5%	540.5	2.4%
Total fixed maturities, including securities pledged	$21,593.7	100.0%	$22,450.1	100.0%
(1) Primarily U.S. dollar denominated.

As of June 30, 2014, the average duration of our fixed maturities portfolio, including securities pledged, was between 5 and 6 years.

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

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of June 30, 2014 and December 31, 2013, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

•	when three ratings are received then the middle rating is applied;

•	when two ratings are received then the lower rating is applied;

•	when a single rating is received, the ARO rating is applied; and

•	when ratings are unavailable then an internal rating is applied.

Total fixed maturities by NAIC designation category, including securities pledged, were as follows as of the dates indicated:

($ in millions)	June 30, 2014
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,440.9	$—	$—	$—	$—	$—	$1,440.9
U.S. Government agencies and authorities	116.0	—	—	—	—	—	116.0
State, municipalities and political subdivisions	70.7	2.6	1.0	—	—	—	74.3
U.S. corporate securities	5,674.1	5,157.2	452.2	56.1	0.8	13.0	11,353.4
Foreign securities(1)	1,617.4	3,653.4	314.1	21.9	—	2.6	5,609.4
Residential mortgage-backed securities	2,063.8	30.3	19.8	9.5	22.8	35.0	2,181.2
Commercial mortgage-backed securities	1,550.8	—	4.8	3.9	—	—	1,559.5
Other asset-backed securities	488.0	30.4	12.7	6.7	4.6	2.2	544.6
Total fixed maturities	$13,021.7	$8,873.9	$804.6	$98.1	$28.2	$52.8	$22,879.3
% of Fair Value	56.9%	38.8%	3.5%	0.5%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2013
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,856.8	$—	$—	$—	$—	$—	$1,856.8
U.S. Government agencies and authorities	102.3	—	—	—	—	—	102.3
State, municipalities and political subdivisions	50.2	0.2	0.9	—	—	—	51.3
U.S. corporate securities	5,120.3	5,107.2	339.5	58.9	—	11.2	10,637.1
Foreign securities(1)	1,473.9	3,593.9	316.2	8.1	—	2.6	5,394.7
Residential mortgage-backed securities	2,121.7	29.9	30.2	10.1	23.7	36.5	2,252.1
Commercial mortgage-backed securities	1,604.5	—	5.9	4.9	—	—	1,615.3
Other asset-backed securities	481.4	30.8	14.3	6.6	4.5	2.9	540.5
Total fixed maturities	$12,811.1	$8,762.0	$707.0	$88.6	$28.2	$53.2	$22,450.1
% of Fair Value	57.1%	39.0%	3.1%	0.4%	0.1%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

Total fixed maturities by ARO quality rating category, including securities pledged, were as follows as of the dates indicated:

($ in millions)	June 30, 2014
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$1,440.9	$—	$—	$—	$—	$1,440.9
U.S. Government agencies and authorities	116.0	—	—	—	—	116.0
State, municipalities and political subdivisions	10.4	43.4	16.9	2.6	1.0	74.3
U.S. corporate securities	312.3	756.7	4,651.7	5,129.6	503.1	11,353.4
Foreign securities(1)	21.0	478.7	1,269.3	3,599.1	241.3	5,609.4
Residential mortgage-backed securities	1,787.2	7.5	12.4	41.7	332.4	2,181.2
Commercial mortgage-backed securities	721.8	370.3	155.9	109.0	202.5	1,559.5
Other asset-backed securities	362.3	4.2	32.9	20.0	125.2	544.6
Total fixed maturities	$4,771.9	$1,660.8	$6,139.1	$8,902.0	$1,405.5	$22,879.3
% of Fair Value	20.9%	7.3%	26.8%	38.9%	6.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2013
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$1,856.8	$—	$—	$—	$—	$1,856.8
U.S. Government agencies and authorities	102.3	—	—	—	—	102.3
State, municipalities and political subdivisions	9.7	31.2	9.3	0.2	0.9	51.3
U.S. corporate securities	311.2	634.5	4,241.8	5,026.7	422.9	10,637.1
Foreign securities(1)	20.7	444.6	1,150.4	3,536.5	242.5	5,394.7
Residential mortgage-backed securities	1,821.9	12.1	13.4	47.1	357.6	2,252.1
Commercial mortgage-backed securities	744.9	403.3	157.8	109.5	199.8	1,615.3
Other asset-backed securities	344.8	10.4	30.8	22.5	132.0	540.5
Total fixed maturities	$5,212.3	$1,536.1	$5,603.5	$8,742.5	$1,355.7	$22,450.1
% of Fair Value	23.2%	6.8%	25.0%	38.9%	6.1%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, decreased $241.8 million from $323.4 million to $81.6 million for the six months ended June 30, 2014. The decrease is primarily due to declining interest rates.

As of June 30, 2014, we did not have any individual fixed maturities with an unrealized capital loss in excess of $10.0 million. As of December 31, 2013, we had one fixed maturity with an unrealized capital loss in excess of $10.0 million. The unrealized capital losses on this fixed maturity equaled 3.1% of the total unrealized losses. See the Investments Note in our Condensed Financial Statements in Part I., Item 1. in this Form 10-Q for further information on unrealized capital losses.

Subprime and Alt-A Mortgage Exposure

The performance of pre-2008 vintage subprime and Alt-A mortgage collateral has exhibited sustained signs of recovery, after struggling through a multi-year correction in nationwide home values. While collateral losses continue to be realized, serious delinquencies and other measures of performance, like prepayments and severities, have displayed sustained periods of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity increased substantially since the credit crisis. Despite these improvements, the sector remains susceptible to various market risks. For example, early in the third quarter of 2013, the upward momentum in bond prices and market liquidity was disrupted, at least in part, by the pick-up in interest rate volatility. As this volatility dissipated, prices and liquidity recovered into the end of the year, supported by strength in the U.S. economy and, more specifically, the housing market. The six months ended June 30, 2014 have been characterized by continued stability in underlying fundamentals, despite the adverse seasonal related impacts observed in certain housing activity related measures in the first quarter.  In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of June 30, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $170.9 million, $169.2 million and $10.2 million, respectively, representing 0.7% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $178.1 million, $180.0 million and $12.9 million, respectively, representing 0.8% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
June 30, 2014
	1	68.6%	AAA	—%	2007	12.1%
	2	16.3%	AA	0.4%	2006	6.5%
	3	7.4%	A	13.7%	2005 and prior	81.4%
	4	4.0%	BBB	10.2%		100.0%
	5	2.7%	BB and below	75.7%
	6	1.0%		100.0%
		100.0%
December 31, 2013
	1	69.2%	AAA	—%	2007	11.5%
	2	15.7%	AA	0.8%	2006	6.6%
	3	7.9%	A	12.0%	2005 and prior	81.9%
	4	3.7%	BBB	11.0%		100.0%
	5	2.5%	BB and below	76.2%
	6	1.0%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" section above. As of June 30, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $112.0 million, $98.7 million and $1.9 million, respectively, representing 0.5% of total fixed maturities including securities pledged, based on fair value. As of December 31, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $120.4 million, $111.3 million and $3.4 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to Alt-A RMBS by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
June 30, 2014
	1	90.6%	AAA	—%	2007	32.2%
	2	3.3%	AA	—%	2006	19.3%
	3	4.1%	A	0.5%	2005 and prior	48.5%
	4	2.0%	BBB	3.3%		100.0%
	5	—%	BB and below	96.2%
	6	—%		100.0%
		100.0%
December 31, 2013
	1	89.7%	AAA	—%	2007	33.7%
	2	4.4%	AA	—%	2006	19.9%
	3	4.0%	A	1.0%	2005 and prior	46.4%
	4	1.9%	BBB	2.9%		100.0%
	5	—%	BB and below	96.1%
	6	—%		100.0%
		100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and the percentage of delinquent loans has declined through 2013 and the six months ended June 30, 2014. Other performance metrics like vacancies, property values and rent levels have also shown improvements, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. In addition, a robust environment for property refinancing has continued to be supportive of improving credit performance metrics into 2014.  The new issue market for CMBS has been a major contributor to the refinance environment. It has continued its recovery from the credit crisis with meaningful new issuance in 2014, following 5 straight years of increasing new issuance volumes since the credit crisis. The volume for the six months ended June 30, 2014, while slightly lower on a year-over-year basis, remains robust, reflective of the active and competitive refinancing market.

For consumer Other ABS, delinquency and loss rates have been maintained at levels considered low by historical standards and indicative of high credit quality. Relative strength in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.

The following table presents our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
June 30, 2014
	1	99.4%	AAA	46.3%	2014	1.4%
	2	—%	AA	23.7%	2013	4.5%
	3	0.3%	A	10.0%	2012	—%
	4	0.3%	BBB	7.0%	2011	—%
	5	—%	BB and below	13.0%	2010	—%
	6	—%		100.0%	2009	—%
		100.0%			2008 and prior	94.1%
						100.0%

December 31, 2013
	1	99.3%	AAA	46.0%	2013	4.1%
	2	—%	AA	25.0%	2012	—%
	3	0.4%	A	9.8%	2011	—%
	4	0.3%	BBB	6.8%	2010	—%
	5	—%	BB and below	12.4%	2009	—%
	6	—%		100.0%	2008	0.7%
		100.0%			2007 and prior	95.2%
						100.0%

As of June 30, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, totaled $378.2 million, $369.6 million and $0.1 million, respectively. As of December 31, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, totaled $367.3 million, $357.1 million and $0.3 million, respectively.

As of June 30, 2014, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated Collateralized loan obligations ("CLO") and automobile receivables, comprising 35.1%, 3.1% and 41.1%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2013, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated CLOs and automobile receivables, comprising 28.6%, 4.7% and 42.4%, respectively, of total Other ABS, excluding subprime exposure.

The following table summarizes our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
June 30, 2014
	1	99.2%	AAA	95.8%	2014	7.5%
	2	0.7%	AA	0.9%	2013	19.3%
	3	—%	A	2.5%	2012	20.9%
	4	—%	BBB	0.7%	2011	8.9%
	5	—%	BB and below	0.1%	2010	1.6%
	6	0.1%		100.0%	2009	2.8%
		100.0%			2008 and prior	39.0%
						100.0%

December 31, 2013
	1	98.9%	AAA	93.9%	2013	11.7%
	2	0.8%	AA	2.4%	2012	25.3%
	3	—%	A	2.6%	2011	7.7%
	4	—%	BBB	0.8%	2010	2.3%
	5	—%	BB and below	0.3%	2009	7.7%
	6	0.3%		100.0%	2008	1.1%
		100.0%			2007 and prior	44.2%
						100.0%

Troubled Debt Restructuring

Although our portfolio of commercial mortgage loans and private placements is high quality, a small number of these contracts have been granted modifications, certain of which are considered to be troubled debt restructurings. See the Investments Note to the Condensed Financial Statements in Part I., Item 1. in our Form 10-Q for further information on troubled debt restructuring.

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

As of June 30, 2014 our mortgage loans on real estate portfolio had a weighted average DSC of 2.0 times and a weighted average LTV of 59.7%. As of December 31, 2013, our mortgage loans on real estate portfolio had a weighted average DSC of 2.0 times, and a weighted average LTV ratio of 59.3%. See Investments Note in Condensed Financial Statements in Part I, Item I. in this Form 10-Q for further information on mortgage loans on real estate.

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
June 30, 2014
Loan-to-Value Ratios:
0% - 50%	$324.6	$43.7	$52.0	$12.1	$—	$432.4	15.5%
>50% - 60%	557.1	125.8	36.8	46.7	—	766.4	27.3%
>60% - 70%	1,092.2	255.3	118.9	18.5	0.6	1,485.5	53.0%
>70% - 80%	24.1	35.8	29.6	22.5	—	112.0	4.0%
>80% and above	—	—	—	6.0	—	6.0	0.2%
Total	$1,998.0	$460.6	$237.3	$105.8	$0.6	$2,802.3	100.0%

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2013
Loan-to-Value Ratios:
0% - 50%	$379.1	$44.7	$53.3	$22.7	$—	$499.8	17.6%
>50% - 60%	546.2	124.0	39.8	51.3	—	761.3	26.8%
>60% - 70%	1,052.9	260.0	123.4	21.8	—	1,458.1	51.4%
>70% - 80%	25.0	39.8	23.7	24.1	—	112.6	4.0%
>80% and above	—	—	—	6.6	—	6.6	0.2%
Total	$2,003.2	$468.5	$240.2	$126.5	$—	$2,838.4	100.0%

Other-Than-Temporary Impairments

We evaluate available-for-sale fixed maturities and equity securities for impairment on a regular basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value. See the Business, Basis of Presentation and Significant Accounting Policies Note in our Financial Statements in Part II., Item 8. in our Annual Report on Form 10-K for the policy used to evaluate whether the investments are other-than-temporarily impaired.

During the three and six months ended June 30, 2014, we recorded $0.3 million and $1.2 million, respectively, of credit related OTTI of which the primary contributor being $0.3 million and $0.6 million, respectively, of write-downs recorded in the RMBS sector on securities collateralized by Alt-A residential mortgage-backed securities. See the Investments Note in our Condensed Financial Statements in Part I., Item 1. of this Form 10-Q for further information on OTTI.

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

The financial turmoil in Europe continues to be a potential threat to global capital markets and remains a challenge to global financial stability. Additionally, the possibility of capital market volatility spreading through a highly integrated and interdependent banking system remains. Despite signs of continuing improvement in the region, it is our view that the risk among European sovereigns and financial institutions still warrants scrutiny, in addition to our customary surveillance and risk monitoring, given how highly correlated these sectors of the region have become.

The United States and European Union have recently imposed sanctions against select Russian businesses in response to the ongoing conflict in eastern Ukraine.  We remain comfortable with our aggregate Russian exposure of $60.0 million, given its relatively small allocation in our total investment portfolio.

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

As of June 30, 2014, we had $278.9 million of exposure to peripheral Europe, which consisted of a broadly diversified portfolio of credit-related investments primarily in the industrial and utility sectors. We did not have any fixed maturities or equity securities exposure to European sovereigns or financial institutions based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Ireland of $98.7 million, Italy of $72.8 million and Spain of $107.4 million. We did not have any exposure to Greece or Portugal. As of June 30, 2014, we did not have any exposure to derivative assets within the financial institutions based in peripheral Europe. For purposes of calculating the derivative assets exposure, we have aggregated exposure to single name and portfolio product CDS, as well as all non-CDS derivative exposure for which it either had counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $2.5 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of June 30, 2014, our sovereign exposure was $89.1 million, which consisted of fixed maturities. We also had $331.7 million in net exposure to non-peripheral financial institutions with a concentration in France of $75.8 million, The Netherlands of $86.0 million, Switzerland of $26.2 million and the United Kingdom of $105.9 million. The balance of $2.1 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration in The Netherlands of $364.2 million and the United Kingdom of $905.6 million, we had significant non-peripheral European total country exposures to France of $301.3 million, Germany of $275.6 million and Switzerland of $219.2 million. We place additional scrutiny on our financial exposure in the United Kingdom, France and Switzerland given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, should the European crisis worsen or fail to be resolved.

The following table represents our European exposures at fair value and amortized cost as of June 30, 2014.

($ in millions)	Fixed Maturities and Equity Securities					Loan and Receivables Sovereign (Amortized Cost)	Derivative Assets					Net Non-U.S. Funded at June 30, 2014(1)
	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)		Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin & Collateral	Total, (Fair Value)
Ireland	$—	$—	$98.3	$98.3	$91.8	$—	$—	$—	$0.4	$—	$0.4	$98.7
Italy	—	—	72.8	72.8	67.7	—	—	—	—	—	—	72.8
Spain	—	—	107.4	107.4	97.8	—	—	—	—	—	—	107.4
Total Peripheral Europe	$—	$—	$278.5	$278.5	$257.3	$—	$—	$—	$0.4	$—	$0.4	$278.9

France	—	70.9	225.5	296.4	273.1	—	—	6.8	—	1.9	4.9	301.3
Germany	—	12.3	263.3	275.6	263.3	—	—	—	—	—	—	275.6
Netherlands	—	85.9	278.2	364.1	328.7	—	—	10.0	—	9.9	0.1	364.2
Norway	—	—	127.9	127.9	118.8	—	—	—	—	—	—	127.9
Switzerland	—	25.4	192.6	218.0	201.8	—	—	0.8	0.4	—	1.2	219.2
United Kingdom	—	103.6	799.7	903.3	844.6	—	—	14.1	—	11.8	2.3	905.6
Other non-peripheral(2)	89.1	25.5	229.8	344.4	319.1	—	—	—	—	—	—	344.4
Total Non-Peripheral Europe	89.1	323.6	2,117.0	2,529.7	2,349.4	—	—	31.7	0.4	23.6	8.5	2,538.2
Total	$89.1	$323.6	$2,395.5	$2,808.2	$2,606.7	$—	$—	$31.7	$0.8	$23.6	$8.9	$2,817.1
(1) Represents: (i) Fixed maturity and equity securities at fair value; and (ii) Derivative assets at fair value.
(2) Other non-peripheral countries include: Austria, Belgium, Bulgaria, Croatia, Denmark, Finland, Hungary, Kazakhstan, Latvia, Lithuania, Luxembourg, Russian Federation, Slovakia, Sweden and Turkey.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows to meet the cash requirements of operating, investing and financing activities. Capital refers to our long-term financial resources available to support the business operations and contribute to future growth. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of the businesses, timing of cash flows on investments and products, general economic conditions and access to the capital markets and the alternate sources of liquidity and capital described herein.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business.  We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, Inc. an affiliate, whereby either party can borrow from the other up to 3.0% of our statutory net admitted assets, excluding Separate Accounts, as of the prior December 31. As of June 30, 2014 and December 31, 2013, we did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either the Company or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 52.3% of our assets in marketable securities.  These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and CMO and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral.  Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs.  At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of June 30, 2014, we had securities lending obligations of $73.8 million, which represents approximately 0.1% of our general account statutory admitted assets.

We believe that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the six months ended June 30, 2014 and 2013, we did not receive any capital contributions from our Parent.

On May 2, 2014, we declared an ordinary dividend in the amount of $216.0 million, which was paid on May 19, 2014. During the six months ended June 30, 2013, following receipt of required approval from our domiciliary state insurance regulator and consummation of the initial public offering of Voya Financial Inc., we paid a return of capital distribution of $230.0 million to our Parent.

On May 8, 2013, we reset, on a one-time basis, our negative unassigned funds account as of December 31, 2012 (as reported in our 2012 statutory annual statement) to zero (with an offsetting reduction in gross paid-in capital and contributed surplus). The reset was made pursuant to a permitted practice in accordance with statutory accounting principles granted by the Iowa Insurance Division ("the Division"). The permitted practice has no impact on total capital and surplus and was recorded in our second quarter 2013 statutory financial statements.

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

Also effective June 30, 2008, we entered into a services agreement with SLDI, under which we provide certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement. For the three and six months ended June 30, 2014, revenue related to the agreement was $3.1 million and $6.2 million, respectively. For the three and six months ended June 30, 2013, revenue related to the agreement was $3.0 million and $6.1 million, respectively.

Effective July 1, 2009, the reinsurance agreement was amended and restated to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to us and we deposited those assets into a funds withheld trust account.  As of June 30, 2014, the assets on deposit in the trust account were $3.7 billion.  We also established a corresponding funds withheld liability to SLDI, which is included in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets. Funds held under reinsurance treaties with affiliates had a balance of $3.5 billion and $3.6 billion, as of June 30, 2014 and December 31, 2013, respectively. In addition, as of June 30, 2014 and December 31, 2013, we had an embedded derivative with a value of $154.5 million and $(34.7) million, respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets.

Also effective July 1, 2009, we and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account. SLDI has retained its affiliate, VOYA Investment Management LLC, (name changed from ING Investment Management LLC on May 1, 2014) as subadviser for the funds withheld account.

Effective October 1, 2011, we and SLDI entered into an amended and restated automatic reinsurance agreement in order to provide more flexibility to us and SLDI with respect to the collateralization of the reserves related to the variable annuity guaranteed living benefits reinsured under the agreement. As of June 30, 2014 and December 31, 2013, reserves ceded by us under this agreement were $2.1 billion.  In addition, a deferred loss in the amount of $303.6 million and $315.7 million as of June 30, 2014 and December 31, 2013, respectively, is included in Other assets on the Condensed Balance Sheets and is amortized over the period of benefit.

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

Financial strength ratings represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. Credit ratings represent the opinions of rating agencies regarding an entity's ability to repay its indebtedness. These ratings are not a recommendation to buy or hold any of our securities and they may be revised or revoked at any time at the sole discretion of the rating organization.

The financial strength and credit ratings of the Company as of the date of this Quarterly Report on Form 10-Q are summarized in the following table. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating's relative rank within the agency's rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category. For each rating, the relative position of the rating within the relevant rating agency's ratings scale is presented, with "1" representing the highest rating in the scale.

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

Ratings actions affirmation and outlook changes by S&P, Moody's, Fitch and A.M. Best from January 1, 2014 through August 12, 2014 are as follows:

•
On July 3, 2014, A.M. Best affirmed the ratings of Voya Financial, Inc. and its operating subsidiaries, including us. A.M. Best maintained its stable outlook on the financial strength rating of the key life subsidiaries, including us.

•	On May 13, 2014, Moody's affirmed the ratings of Voya Financial, Inc. and its operating subsidiaries, including us, and revised the rating outlook to Positive from Stable.

•	On March 14, 2014, S&P affirmed the ratings of Voya Financial, Inc. and its operating subsidiaries, including us, and revised the rating outlook to Positive from Stable.

•	On March 6, 2014, Fitch affirmed the ratings of Voya Financial, Inc. and its operating subsidiaries, including us, and revised the rating outlook to Positive from Stable.

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

As of the dates indicated, the guaranteed value of these death benefits in excess of account values, was estimated to be as follows:

($ in millions)	June 30, 2014
Net amount at risk, before reinsurance	$5,128
Net amount at risk, net of reinsurance	4,692
December 31, 2013
Net amount at risk, before reinsurance	$5,498
Net amount at risk, net of reinsurance	5,007

The decrease in the guaranteed value of these death benefits was primarily driven by favorable equity market performance during 2014.

The additional liabilities recognized related to GMDB's, as of the dates indicated, were as follows:

($ in millions)	June 30, 2014
Separate account liability	$41,523.9
Additional liability balance	326.8
December 31, 2013
Separate account liability	$42,008.3
Additional liability balance	339.0

The above additional liability recorded by us, net of reinsurance, represented the estimated net present value of our future obligation for guaranteed minimum death benefits in excess of account values. The decrease in the additional liability is mainly due to favorable market performance during the year.

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

The following guaranteed living benefits information is as of the dates indicated:

($ in millions)	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
	June 30, 2014
Net amount at risk, before reinsurance	$16	$2,554
Net amount at risk, net of reinsurance	16	—
	December 31, 2013
Net amount at risk, before reinsurance	$19	$2,113
Net amount at risk, net of reinsurance	19	—

The net amount at risk for the reinsured living benefits is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contract holder over the current account value. The methodology used to calculate the net amount at risk partially reflects the current interest rate environment and also includes a provision for the expected mortality of the clients covered by these living benefits. The increase in the net amount at risk of these living benefits from December 31, 2013 to June 30, 2014 was primarily driven by decreasing interest rates during 2014.

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

The separate account liabilities subject to the requirements for additional reserve liabilities under ASC Topic 944 for minimum guaranteed benefits and the additional liabilities recognized related to minimum guarantees, by type, as of the dates indicated were as follows:

($ in millions)	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
	June 30, 2014
Separate account liability	$817.1	$31,391.1
Additional liability balance, net of reinsurance	25.4	710.0
	December 31, 2013
Separate account liability	$878.2	$31,642.8
Additional liability balance, net of reinsurance	28.7	414.0

As of June 30, 2014 and December 31, 2013, the above additional liabilities for non-reinsured living benefits recorded by us, net of reinsurance, represent the estimated net present value of our future obligations for these benefits. The above additional liabilities for reinsured living benefits recorded by us, net of reinsurance, represent the present value of future claims less the present value of future attributed fees (GMWBLs) or the benefits ratio approach (GMIBs), less the reinsurance ceded reserve calculated under Accounting Standards Codification Topic 944. The additional liability for GMIBs was zero. The entire increase in the additional liability balance for reinsured living benefits corresponds to the GMWBL liability which increased mainly due to decreasing interest rates during the year.

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

In addition, we have entered into coinsurance with funds withheld arrangements that contain embedded derivatives, the fair value of which is based on the change in the fair value of the underlying assets held in trust. Embedded derivatives within coinsurance with funds withheld arrangements are reported with the host contract in Deposits and reinsurance recoverable (assumed reinsurance) or Funds held under reinsurance treaties with affiliates (ceded reinsurance) on the Condensed Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Interest credited and other benefits to contract owners/policyholders in the Condensed Statements of Operations.

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

Item 4.    Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic SEC filings is made known to them in a timely manner.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

See the Commitments and Contingencies Note to the Condensed Financial Statements in Part I., Item 1. in this Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company's potential risks or uncertainties, please see "Risk Factors" in Part I., Item 1A. in our Annual Report on Form 10-K filed with the Securities and Exchange Commission and "Risk Factors" in Part II., Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2104. In addition, please see "Management's Narrative Analysis of the Results of Operations and Financial Condition" herein and in the Annual Report on Form 10-K and "Risk Factors" in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 001-32625).

Item 5.    Other Information

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which was signed into law on August 10, 2012, added a new subsection (r) to Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which requires us to disclose whether the Company or any of its affiliates, including ING Groep N.V. ("ING Group") or its affiliates has engaged during the quarter ended June 30, 2014 in certain Iran-related activities, including any transaction or dealing with the Government of Iran that is not conducted pursuant to a specific authorization of the U.S. Government.

Neither Voya Financial, Inc. nor any of its subsidiaries, including the Company have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended June 30, 2014. The disclosure below relates solely to a limited legacy portfolio of guarantees, accounts, loans and relationships maintained by ING Bank N.V. ("ING Bank"), a subsidiary of ING Group and therefore an affiliate of Voya Financial, Inc. and the Company and does not relate to any activities conducted by Voya Financial, Inc. or its subsidiaries, including the Company, or involve the management of Voya Financial, Inc. or its subsidiaries, including the Company.

Other than the transactions described below, at no time during the quarter ended June 30, 2014, did ING Group or any of its affiliates knowingly conduct or engage in any activities that would require disclosure to the U.S. Securities and Exchange Commission pursuant to Section 13(r) of the Exchange Act. ING Bank maintains a limited legacy portfolio of guarantees, accounts and loans that involve various entities owned by the Government of Iran. ING Bank also has limited legacy relationships with certain persons who are designated under Executive Orders 13224 and 13382. These positions remain on the books, but accounts related thereto may be 'frozen' under applicable laws and procedures. In such cases, any interest or other payments ING Bank is legally required to make in connection with said positions are made into 'frozen' accounts. Funds can only be withdrawn by relevant parties from these 'frozen' accounts after due regulatory consent from the relevant competent authorities. ING Bank has strict controls in place to ensure that no unauthorized account activity takes place while the account is 'frozen'. ING Bank may receive loan repayments, but all legacy loan repayments received by ING Bank have been duly authorized by relevant competent authorities. For the three months ended June 30, 2014, ING Bank had gross revenues of approximately $13.2 million related to these activities, which was principally related to legacy loan repayments and commissions on guarantees. ING Bank estimates that it had net profit of approximately $136.0 thousand related to these activities. ING Bank intends to terminate each of the legacy positions as the nature thereof and applicable law permits.

Item 6.    Exhibits

See Exhibit Index on pages 83 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 12, 2014	ING USA Annuity and Life Insurance Company
(Date)	(Registrant)

	By: /s/	Christina K. Hack
Christina K. Hack Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

ING USA ANNUITY AND LIFE INSURANCE COMPANY (the "Company")

Exhibit Index
Exhibit Number	Description of Exhibit
31.1+	Certificate of Christina K. Hack pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Michael S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of Christina K. Hack pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Michael S. Smith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+ Filed herewith.

