Form 10-Q
period 2014-09-30
VOYA INSURANCE & ANNUITY Co
filed 2014-11-12
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ______________ to  ______________

Commission File Number: 333-133154, 333-133076, 333-133153, 333-133155, 333-158928, 333-133152

VOYA INSURANCE AND ANNUITY COMPANY

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of November 6, 2014, 250,000 shares of Common Stock, $10 par value, were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended September 30, 2014

As used in this Quarterly Report on Form 10-Q, "VIAC," the "Company," "we," "our" and "us" refer to Voya Insurance and Annuity Company.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations and (x) changes in the policies of governments and/or regulatory authorities. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" in the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-32625) (the "Annual Report on Form 10-K"), "Risk Factors" in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 001-32625) and "Risk Factors" in this Quarterly Report on Form 10-Q .

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

PART I.    FINANCIAL INFORMATION (UNAUDITED)

Item 1.    Financial Statements

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Balance Sheets
September 30, 2014 (Unaudited) and December 31, 2013
(In millions, except share data)

	September 30, 2014	December 31, 2013
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $20,189.0 as of 2014 and $20,244.6 as of 2013)	$21,459.5	$21,105.9
Fixed maturities, at fair value using the fair value option	462.0	385.0
Equity securities, available-for-sale, at fair value (cost of $3.1 as of 2014 and $3.8 as of 2013)	6.7	6.1
Short-term investments	263.6	567.0
Mortgage loans on real estate, net of valuation allowance of $1.0 as of 2014 and $1.1 as of 2013	2,907.9	2,837.3
Policy loans	88.3	94.9
Limited partnerships/corporations	176.3	133.2
Derivatives	396.2	342.4
Other investments	55.6	56.2
Securities pledged (amortized cost of $552.7 as of 2014 and $964.1 as of 2013)	599.3	959.2
Total investments	26,415.4	26,487.2
Cash and cash equivalents	262.4	398.0
Short-term investments under securities loan agreements, including collateral delivered	192.0	163.6
Accrued investment income	226.6	220.3
Deposits and reinsurance recoverable	4,335.8	3,941.6
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	2,613.4	2,812.5
Due from affiliates	33.2	33.0
Current income tax recoverable from Parent	—	22.6
Deferred income taxes	—	51.3
Other assets	374.4	384.1
Assets held in separate accounts	39,626.1	42,008.3
Total assets	$74,079.3	$76,522.5

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Balance Sheets
September 30, 2014 (Unaudited) and December 31, 2013
(In millions, except share data)

	September 30, 2014	December 31, 2013
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$25,447.2	$25,412.8
Payable for securities purchased	20.7	32.6
Payables under securities loan agreements, including collateral held	243.0	211.1
Long-term debt	435.0	435.0
Due to affiliates	74.4	60.1
Funds held under reinsurance treaties with affiliates	4,009.8	3,728.7
Derivatives	223.3	731.9
Current income tax payable to Parent	0.4	—
Deferred income taxes	47.0	—
Other liabilities	165.8	169.7
Liabilities related to separate accounts	39,626.1	42,008.3
Total liabilities	70,292.7	72,790.2

Shareholder's equity:
Common stock (250,000 shares authorized, issued and outstanding as of 2014 and 2013; $10 par value per share)	2.5	2.5
Additional paid-in capital	5,310.9	5,525.6
Accumulated other comprehensive income (loss)	616.5	481.2
Retained earnings (deficit)	(2,143.3)	(2,277.0)
Total shareholder's equity	3,786.6	3,732.3
Total liabilities and shareholder's equity	$74,079.3	$76,522.5

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Operations
For the Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Net investment income	$321.8	$339.1	$943.7	$947.2
Fee income	214.8	212.8	627.3	621.9
Premiums	121.0	102.1	411.0	339.6
Net realized capital gains (losses):
Total other-than-temporary impairments	(2.5)	(1.9)	(4.1)	(6.2)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(0.1)	(0.4)	(0.2)	(1.1)
Net other-than-temporary impairments recognized in earnings	(2.4)	(1.5)	(3.9)	(5.1)
Other net realized capital gains (losses)	256.4	(464.3)	(274.0)	(1,617.7)
Total net realized capital gains (losses)	254.0	(465.8)	(277.9)	(1,622.8)
Other revenue	7.1	7.3	23.4	23.2
Total revenues	918.7	195.5	1,727.5	309.1
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	442.1	(344.7)	1,098.8	(1,404.8)
Operating expenses	115.9	109.7	356.3	335.4
Net amortization of Deferred policy acquisition costs and Value of business acquired	71.5	284.9	21.7	1,230.1
Interest expense	7.1	7.1	21.1	21.1
Other expense	(5.7)	14.6	7.9	25.9
Total benefits and expenses	630.9	71.6	1,505.8	207.7
Income (loss) before income taxes	287.8	123.9	221.7	101.4
Income tax expense (benefit)	108.5	62.8	88.0	151.1
Net income (loss)	$179.3	$61.1	$133.7	$(49.7)

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$179.3	$61.1	$133.7	$(49.7)
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	(122.9)	3.0	197.1	(214.3)
Other-than-temporary impairments	2.4	4.3	11.4	15.8
Pension and other postretirement benefits liability	(0.1)	(0.1)	(0.2)	(0.2)
Other comprehensive income (loss), before tax	(120.6)	7.2	208.3	(198.7)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(121.0)	(14.8)	73.0	(86.8)
Other comprehensive income (loss), after tax	0.4	22.0	135.3	(111.9)
Comprehensive income (loss)	$179.7	$83.1	$269.0	$(161.6)

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Changes in Shareholder’s Equity
For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2014	$2.5	$5,525.6	$481.2	$(2,277.0)	$3,732.3
Comprehensive income (loss):
Net income (loss)	—	—	—	133.7	133.7
Other comprehensive income (loss), after tax	—	—	135.3	—	135.3
Total comprehensive income (loss)					269.0
Dividends paid and distributions of capital	—	(216.0)	—	—	(216.0)
Employee related benefits	—	1.3	—	—	1.3
Balance at September 30, 2014	$2.5	$5,310.9	$616.5	$(2,143.3)	$3,786.6

Balance at January 1, 2013	$2.5	$5,755.5	$634.2	$(2,260.1)	$4,132.1
Comprehensive income (loss):
Net income (loss)	—	—	—	(49.7)	(49.7)
Other comprehensive income (loss), after tax	—	—	(111.9)	—	(111.9)
Total comprehensive income (loss)					(161.6)
Dividends paid and distributions of capital	—	(230.0)	—	—	(230.0)
Employee related benefits	—	0.1	—	—	0.1
Balance at September 30, 2013	$2.5	$5,525.6	$522.3	$(2,309.8)	$3,740.6

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$958.2	$3,855.9
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	3,279.6	4,329.5
Equity securities, available-for-sale	0.5	9.0
Mortgage loans on real estate	349.4	541.2
Limited partnerships/corporations	27.8	72.3
Acquisition of:
Fixed maturities	(2,963.1)	(7,110.2)
Equity securities, available-for-sale	—	(0.5)
Mortgage loans on real estate	(419.9)	(498.8)
Limited partnerships/corporations	(57.6)	(13.5)
Derivatives, net	(560.2)	(1,540.9)
Short-term investments, net	303.4	1,574.1
Policy loans, net	6.6	4.9
Collateral received (delivered), net	3.5	(748.9)
Other investments, net	19.0	—
Purchases of fixed assets, net	—	(0.9)
Net cash used in investing activities	(11.0)	(3,382.7)
Cash Flows from Financing Activities:
Deposits received for investment contracts	2,474.9	4,908.8
Maturities and withdrawals from investment contracts	(3,488.6)	(5,692.7)
Receipts on deposit contracts	146.9	391.1
Dividends paid and distributions of capital	(216.0)	(230.0)
Net cash used in financing activities	(1,082.8)	(622.8)
Net decrease in cash and cash equivalents	(135.6)	(149.6)
Cash and cash equivalents, beginning of period	398.0	295.6
Cash and cash equivalents, end of period	$262.4	$146.0

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

Voya Insurance and Annuity Company ("VIAC" or "the Company"), which changed its name from ING USA Annuity and Life Insurance Company on September 1, 2014, is a stock life insurance company domiciled in the State of Iowa and provides financial products and services in the United States. VIAC is authorized to conduct its insurance business in all states, except New York, and in the District of Columbia.

Prior to May 2013, Voya Financial, Inc. (which changed its name from ING U.S., Inc. on April 7, 2014) together with its subsidiaries, including the Company, was an indirect, wholly-owned subsidiary of ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange. In 2009, ING Group announced the anticipated separation of its global banking and insurance businesses, including the divestiture of Voya Financial, Inc. together with its subsidiaries, including the Company. On April 11, 2013, Voya Financial, Inc. announced plans to rebrand as Voya Financial. On May 2, 2013, the common stock of Voya Financial, Inc. began trading on the New York Stock Exchange under the symbol "VOYA." On May 7, 2013 and May 31, 2013, Voya Financial, Inc. completed its initial public offering of common stock, including the issuance and sale by Voya Financial, Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. ("ING International"), an indirect wholly owned subsidiary of ING Group and previously the sole stockholder of Voya Financial, Inc., of 44,201,773 shares of outstanding common stock of Voya Financial, Inc. (collectively, the "IPO"). On September 30, 2013, ING International transferred all of its remaining shares of Voya Financial, Inc. common stock to ING Group.
On October 29, 2013, ING Group completed a sale of 37,950,000 shares of common stock of Voya Financial, Inc. in a registered public offering ("Secondary Offering"), reducing ING Group's ownership of Voya Financial, Inc. to 57%.
On March 25, 2014, ING Group completed a sale of 30,475,000 shares of common stock of Voya Financial, Inc. in a registered public offering (the "March 2014 Offering"). On March 25, 2014, pursuant to the terms of a share repurchase agreement between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 7,255,853 shares of its common stock from ING Group (the "March 2014 Direct Share Repurchase") (the March 2014 Offering and the March 2014 Direct Share Repurchase collectively, the "March 2014 Transactions"). Upon completion of the March 2014 Transactions, ING Group's ownership of Voya Financial, Inc. was reduced to approximately 43%.
On September 8, 2014, ING Group completed a sale of 22,277,993 shares of common stock of Voya Financial, Inc. in a registered public offering (the "September 2014 Offering"). Also on September 8, 2014, pursuant to the terms of a share repurchase agreement between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 7,722,007 shares of its common stock from ING Group (the "September 2014 Direct Share Buyback") (the September 2014 Offering and the September 2014 Direct Share Buyback collectively, the "September 2014 Transactions"). Upon completion of the September 2014 Transactions, ING Group's ownership of Voya Financial, Inc. was reduced to 32.5%. Pursuant to an agreement with the European Union, ING Group is required to divest its remaining ownership stake in Voya Financial, Inc. together with its subsidiaries, including the Company by the end of 2016.
VIAC is a direct, wholly owned subsidiary of Voya Holdings Inc. (formerly Lion Connecticut Holdings Inc.) ("Parent"), which is a direct, wholly owned subsidiary of Voya Financial, Inc.

The Company offers various insurance products, including immediate and deferred fixed annuities. The Company's fixed annuity products are distributed by national and regional brokerage and securities firms, independent broker-dealers, banks, life insurance companies with captive agency sales forces, independent insurance agents, independent marketing organizations and affiliated broker-dealers. The Company's primary annuity customers are individual consumers. The Company ceased new sales of retail variable annuity products in March of 2010, as part of a global business strategy and risk reduction plan. New amounts will continue to be deposited in VIAC variable annuities as add-on premiums to existing contracts.

The Company has historically issued guaranteed investment contracts and funding agreements (collectively referred to as "GICs"), primarily to institutional investors and corporate benefit plans. In 2009, the Company made a strategic decision to run-off the

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
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

The accompanying Condensed Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2014, its results of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013, and its changes in shareholder's equity and statements of cash flows for the nine months ended September 30, 2014 and 2013, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2013 Balance Sheet is from the audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 ("Annual Report on Form 10-K"), filed with the SEC. Therefore, these unaudited Condensed Financial Statements should be read in conjunction with the audited Financial Statements included in the Company's Annual Report on Form 10-K.

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

The provisions of ASU 2013-11 were adopted prospectively by the Company on January 1, 2014 to unrecognized tax benefits existing on that date. The adoption had no effect on the Company's financial condition, results of operations or cash flows, as the guidance is consistent with that previously applied.

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

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
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

Future Adoption of Accounting Pronouncements

Going Concern
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going Concern (ASC Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" ("ASU 2014-15"), which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The provisions of ASU 2014-15 will not affect a company's financial condition, results of operation, or cash flows, but require disclosure if management determines there is substantial doubt, including management’s plans to alleviate or mitigate the conditions or events that raise substantial doubt.
The provisions of ASU 2014-15 are effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter. The Company does not expect ASU 2014-15 to have an impact.
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

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
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

The amendments also require additional disclosures about discontinued operations, including disclosures about an entity’s significant continuing involvement with a discontinued operation and disclosures for a disposal of an individually significant component of an entity that does not qualify for discontinued operations.

The provisions of ASU 2014-08 are effective for annual periods beginning after December 15, 2014 and for interim periods beginning after December 15, 2015. The amendments should be applied prospectively to disposals and classifications as held for sale that occur within those periods.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of September 30, 2014:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$989.3	$55.0	$4.6	$—	$1,039.7	$—
U.S. Government agencies and authorities	111.5	4.0	—	—	115.5	—
State, municipalities and political subdivisions	93.4	5.1	0.6	—	97.9	—
U.S. corporate securities	10,809.8	717.2	59.0	—	11,468.0	5.0

Foreign securities(1):
Government	330.1	12.1	5.3	—	336.9	—
Other	5,016.4	323.8	10.8	—	5,329.4	—
Total foreign securities	5,346.5	335.9	16.1	—	5,666.3	—

Residential mortgage-backed securities:
Agency	1,671.4	96.1	10.0	19.0	1,776.5	—
Non-Agency	307.4	53.4	2.1	7.8	366.5	30.7
Total Residential mortgage-backed securities	1,978.8	149.5	12.1	26.8	2,143.0	30.7

Commercial mortgage-backed securities	1,506.8	109.0	0.6	—	1,615.2	—
Other asset-backed securities	367.6	16.3	8.7	—	375.2	0.6
Total fixed maturities, including securities pledged	21,203.7	1,392.0	101.7	26.8	22,520.8	36.3
Less: Securities pledged	552.7	48.0	1.4	—	599.3	—
Total fixed maturities	20,651.0	1,344.0	100.3	26.8	21,921.5	36.3
Equity securities	3.1	3.6	—	—	6.7	—
Total fixed maturities and equity securities investments	$20,654.1	$1,347.6	$100.3	$26.8	$21,928.2	$36.3
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

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
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

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2014, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$747.4	$762.2
After one year through five years	4,223.9	4,474.5
After five years through ten years	8,207.4	8,472.8
After ten years	4,171.8	4,677.9
Mortgage-backed securities	3,485.6	3,758.2
Other asset-backed securities	367.6	375.2
Fixed maturities, including securities pledged	$21,203.7	$22,520.8

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of September 30, 2014 and December 31, 2013, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s condensed Shareholder’s equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
September 30, 2014
Communications	$1,048.9	$109.8	$2.2	$1,156.5
Financial	2,324.5	161.8	5.6	2,480.7
Industrial and other companies	9,296.1	519.6	51.8	9,763.9
Utilities	2,682.2	217.6	7.5	2,892.3
Transportation	474.5	32.2	2.7	504.0
Total	$15,826.2	$1,041.0	$69.8	$16,797.4

December 31, 2013
Communications	$1,028.7	$76.3	$10.0	$1,095.0
Financial	1,862.1	144.4	20.8	1,985.7
Industrial and other companies	9,050.1	417.1	139.0	9,328.2
Utilities	2,659.0	140.0	39.5	2,759.5
Transportation	446.4	21.3	6.9	460.8
Total	$15,046.3	$799.1	$216.2	$15,629.2

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of September 30, 2014 and December 31, 2013, approximately 38.6% and 33.4%, respectively, of the Company’s CMO holdings, such as interest-only or principal-only strips, were invested in those types of CMOs that are subject to more prepayment and extension risk than traditional CMOs.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. As of September 30, 2014 and December 31, 2013, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the cash collateral and invests in liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. As of September 30, 2014 and December 31, 2013, the fair value of loaned securities was $125.7 and $128.5, respectively, and is included in Securities pledged on the Condensed Balance Sheets. As of September 30, 2014 and December 31, 2013, collateral retained by the lending agent and invested in liquid assets on the Company's behalf was $130.9 and $132.4, respectively, and recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Balance Sheets. As of September 30, 2014 and December 31, 2013, liabilities to return collateral of $130.9 and $132.4, respectively, were included in Payables under securities loan agreements, including collateral held on the Condensed Balance Sheets.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits for any of its investments in VIEs. The Company provided no non-contractual financial support, and its carrying value represents the Company’s exposure to loss. The carrying value of the equity tranches of the Collateralized loan obligations ("CLOs") of $1.9 and $2.5 as of September 30, 2014 and December 31, 2013, respectively, is included in Limited partnerships/corporations on the Condensed Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Statements of Operations.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
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

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of September 30, 2014:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$154.4	$1.4		$—	$—		$64.9	$3.2	$219.3	$4.6
U.S. Government agencies and authorities	2.0	—	*	—	—		—	—	2.0	—	*
U.S. corporate, state and municipalities	1,374.8	15.1		23.3	1.1		1,091.4	43.4	2,489.5	59.6
Foreign	665.0	7.9		4.4	—	*	144.6	8.2	814.0	16.1
Residential mortgage-backed	91.4	0.4		17.9	0.1		453.2	11.6	562.5	12.1
Commercial mortgage-backed	50.8	0.3		1.8	0.3		—	—	52.6	0.6
Other asset-backed	25.5	—		2.2	0.1		105.3	8.6	133.0	8.7
Total	$2,363.9	$25.1		$49.6	$1.6		$1,859.4	$75.0	$4,272.9	$101.7
* Less than $0.1.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
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
*Less than $0.1.

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 96.1% and 91.5% of the average book value as of September 30, 2014 and December 31, 2013, respectively.

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses			Number of Securities
	< 20%	> 20%		< 20%	> 20%		< 20%	> 20%
September 30, 2014
Six months or less below amortized cost	$2,400.0	$1.7		$26.9	$0.4		373	2
More than six months and twelve months or less below amortized cost	94.5	—	*	6.9	—	*	29	1
More than twelve months below amortized cost	1,873.4	5.0		66.3	1.2		268	2
Total	$4,367.9	$6.7		$100.1	$1.6		670	5

December 31, 2013
Six months or less below amortized cost	$2,990.4	$7.5		$58.7	$1.8		334	6
More than six months and twelve months or less below amortized cost	4,264.7	25.8		226.0	6.7		474	6
More than twelve months below amortized cost	419.6	10.3		27.4	2.8		122	9
Total	$7,674.7	$43.6		$312.1	$11.3		930	21
*Less than $0.1.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses				Number of Securities
	< 20%	> 20%		< 20%		> 20%		< 20%	> 20%
September 30, 2014
U.S. Treasuries	$223.9	$—		$4.6		$—		6	—
U.S. Government agencies and authorities	2.0	—		—	*	—		1	—
U.S. corporate, state and municipalities	2,549.1	—		59.6		—		356	—
Foreign	830.1	—		16.1		—		129	—
Residential mortgage-backed	574.6	—	*	12.1		—	*	127	2
Commercial mortgage-backed	53.2	—		0.6		—		7	—
Other asset-backed	135.0	6.7		7.1		1.6		44	3
Total	$4,367.9	$6.7		$100.1		$1.6		670	5
*Less than $0.1.
December 31, 2013
U.S. Treasuries	$1,580.2	$—		$43.9		$—		15	—
U.S. Government agencies and authorities	59.2	—		0.5		—		3	—
U.S. corporate, state and municipalities	3,604.2	14.9		175.5		3.8		479	1
Foreign	1,067.8	8.4		52.5		2.0		185	3
Residential mortgage-backed	1,103.4	4.4		29.9		1.1		187	10
Commercial mortgage-backed	80.9	—		1.1		—		14	—
Other asset-backed	179.0	15.9		8.7		4.4		47	7
Total	$7,674.7	$43.6		$312.1		$11.3		930	21

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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the nine months ended September 30, 2014, the Company had no new troubled debt restructurings for private placement or commercial mortgage loans. For the year ended December 31, 2013, the Company had no new private placement troubled debt restructurings and had 20 new commercial mortgage loan troubled debt restructurings with a pre-modification and post-modification carrying value of $24.6. The 20 commercial mortgage loans comprise a portfolio of cross-defaulted, cross-collateralized individual loans, which are owned by the same sponsor. Between the date of the troubled debt restructurings and September 30, 2014, these loans have repaid $4.6 in principal.

As of September 30, 2014, and December 31, 2013, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

Mortgage Loans on Real Estate

The Company's mortgage loans on real estate are all commercial mortgage loans held for investment, which are reported at amortized cost, less impairment write-downs and allowance for losses. The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk. The Company manages risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate.  Subsequently, the Company continuously evaluates mortgage loans based on relevant current information including a review of loan-specific credit quality, property characteristics and market trends. Loan performance is monitored on a loan-specific basis through the review of submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review ensures properties are performing at a consistent and acceptable level to secure the debt. The components to evaluate debt service coverage are received and reviewed at least annually to determine the level of risk.

The following table summarizes the Company’s investment in mortgage loans as of the dates indicated:

	September 30, 2014	December 31, 2013
Commercial mortgage loans	$2,908.9	$2,838.4
Collective valuation allowance for losses	(1.0)	(1.1)
Total net commercial mortgage loans	$2,907.9	$2,837.3

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	September 30, 2014	December 31, 2013
Collective valuation allowance for losses, balance at January 1	$1.1	$1.2
Addition to (reduction of) allowance for losses	(0.1)	(0.1)
Collective valuation allowance for losses, end of period	$1.0	$1.1

There were no impairments taken on the mortgage loan portfolio for the three and nine months ended September 30, 2014 and 2013.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	September 30, 2014	December 31, 2013
Impaired loans with allowances for losses	$—	$—
Impaired loans without allowances for losses	20.0	23.4
Subtotal	20.0	23.4
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$20.0	$23.4
Unpaid principal balance of impaired loans	$20.0	$23.4

The following table presents information on restructured loans as of the dates indicated:

	September 30, 2014	December 31, 2013
Troubled debt restructured loans	$20.0	$23.4

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company’s policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of September 30, 2014 and December 31, 2013. There were no loans 90 days or more past due or loans in arrears with respect to principal and interest as of September 30, 2014 and December 31, 2013.

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended September 30,
	2014	2013
Impaired loans average investment during the period (amortized cost) (1)	$20.0	$11.7
Interest income recognized on impaired loans, on an accrual basis (1)	0.3	0.2
Interest income recognized on impaired loans, on a cash basis (1)	0.3	0.2
Interest income recognized on troubled debt restructured loans, on an accrual basis	0.3	0.2

	Nine Months Ended September 30,
	2014	2013
Impaired loans average investment during the period (amortized cost) (1)	$21.7	$11.7
Interest income recognized on impaired loans, on an accrual basis (1)	0.9	0.2
Interest income recognized on impaired loans, on a cash basis (1)	0.8	0.2
Interest income recognized on troubled debt restructured loans, on an accrual basis	0.9	0.2
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

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the LTV ratios as of the dates indicated:

	September 30, 2014(1)	December 31, 2013(1)
Loan-to-Value Ratio:
0% - 50%	$402.8	$499.8
>50% - 60%	729.0	761.3
>60% - 70%	1,646.0	1,458.1
>70% - 80%	124.4	112.6
>80% and above	6.7	6.6
Total Commercial mortgage loans	$2,908.9	$2,838.4
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	September 30, 2014(1)	December 31, 2013(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,106.6	$2,003.2
>1.25x - 1.5x	459.4	468.5
>1.0x - 1.25x	262.5	240.2
Less than 1.0x	78.1	126.5
Commercial mortgage loans secured by land or construction loans	2.3	—
Total Commercial mortgage loans	$2,908.9	$2,838.4
(1) Balances do not include collective valuation allowance for losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	September 30, 2014(1)		December 31, 2013(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$715.6	24.6%	$682.8	24.1%
South Atlantic	582.4	20.0%	560.9	19.8%
West South Central	356.4	12.3%	377.2	13.3%
East North Central	353.4	12.1%	337.6	11.9%
Middle Atlantic	373.3	12.8%	334.0	11.8%
Mountain	283.6	9.8%	282.1	9.9%
West North Central	128.0	4.4%	131.4	4.6%
East South Central	81.0	2.8%	60.5	2.1%
New England	35.2	1.2%	71.9	2.5%
Total Commercial mortgage loans	$2,908.9	100.0%	$2,838.4	100.0%
(1) Balances do not include collective valuation allowance for losses.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	September 30, 2014(1)		December 31, 2013(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Industrial	$991.4	34.1%	$998.3	35.2%
Retail	850.7	29.2%	800.2	28.2%
Apartments	477.4	16.4%	412.4	14.5%
Office	321.0	11.0%	388.3	13.7%
Hotel/Motel	83.9	2.9%	99.1	3.5%
Mixed Use	80.4	2.8%	53.7	1.9%
Other	104.1	3.6%	86.4	3.0%
Total Commercial mortgage loans	$2,908.9	100.0%	$2,838.4	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	September 30, 2014(1)	December 31, 2013(1)
Year of Origination:
2014	$384.4	$—
2013	635.5	641.3
2012	301.2	307.5
2011	662.1	748.4
2010	149.8	170.8
2009	11.9	45.6
2008 and prior	764.0	924.8
Total Commercial mortgage loans	$2,908.9	$2,838.4
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

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the Company’s credit-related and intent-related impairments included in the Condensed Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended September 30,
	2014		2013
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$1.2	2	$—	—
Foreign(1)	—	—	—	—
Residential mortgage-backed	0.8	17	0.5	15
Commercial mortgage-backed	—	—	0.2	1
Other asset-backed	0.4	2	0.8	3
Equity	—	—	—	—
Total	$2.4	21	$1.5	19
(1) Primarily U.S. dollar denominated.
	Nine Months Ended September 30,
	2014		2013
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$1.4	2	$—	—
Foreign(1)	0.2	2	—	—
Residential mortgage-backed	1.4	33	4.0	49
Commercial mortgage-backed	0.1	2	0.2	2
Other asset-backed	0.5	2	0.9	3
Equity	0.3	2	—	—
Total	$3.9	43	$5.1	54
(1) Primarily U.S. dollar denominated.

The above tables include $1.2 and $2.4 of write-downs related to credit impairments for the three and nine months ended September 30, 2014, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Statements of Operations. The remaining $1.2 and $1.5 in write-downs for the three and nine months ended September 30, 2014, respectively, are related to intent impairments.

The above tables include $1.0 and $4.6 of write-downs related to credit impairments for the three and nine months ended September 2013, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Statements of Operations. The remaining $0.5 in write-downs for the three and nine months ended September 30, 2013, respectively, are related to intent impairments.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended September 30,
	2014			2013
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate	$1.2		2	$—	—
Foreign(1)	—		—	—	—
Residential mortgage-backed	—		—	0.3	3
Commercial mortgage-backed	—		—	0.2	1
Other asset-backed	—		—	—	—
Equity	—		—	—	—
Total	$1.2		2	$0.5	4
(1) Primarily U.S. dollar denominated.
	Nine Months Ended September 30,
	2014			2013
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate	$1.2		2	$—	—
Foreign(1)	0.2		2	—	—
Residential mortgage-backed	—	*	4	0.3	3
Commercial mortgage-backed	0.1		2	0.2	2
Other asset-backed	—		—	—	—
Equity	—		—	—	—
Total	$1.5		10	$0.5	5
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

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended September 30,
	2014	2013
Balance at July 1	$37.3	$45.3
Additional credit impairments:
On securities not previously impaired	0.4	—
On securities previously impaired	0.8	0.3
Reductions:
Securities sold, matured, prepaid or paid down	1.3	2.2
Balance at September 30	$37.2	$43.4

	Nine Months Ended September 30,
	2014	2013
Balance at January 1	$42.1	$47.9
Additional credit impairments:
On securities not previously impaired	0.5	0.4
On securities previously impaired	1.7	3.4
Reductions:
Securities sold, matured, prepaid or paid down	7.1	(8.3)
Balance at September 30	$37.2	$43.4

Net Investment Income

The following tables summarize Net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Fixed maturities	$282.7	$272.2	$836.5	$799.9
Equity securities, available-for-sale	0.7	0.8	2.0	2.1
Mortgage loans on real estate	35.9	37.0	105.9	116.2
Policy loans	1.3	1.4	3.8	4.5
Short-term investments and cash equivalents	0.2	0.1	0.7	0.2
Other	14.0	40.5	32.9	62.3
Gross investment income	334.8	352.0	981.8	985.2
Less: Investment expenses	13.0	12.9	38.1	38.0
Net investment income	$321.8	$339.1	$943.7	$947.2

As of September 30, 2014, the Company had $0.1 of investments in fixed maturities that did not produce net investment income. As of December 31, 2013, the Company did not have any investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.
Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Such interest income is recorded in Net investment income in the Condensed Statements of Operations.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Fixed maturities, available-for-sale, including securities pledged	$(8.0)	$(1.3)	$(2.5)	$(9.6)
Fixed maturities, at fair value option	(22.5)	(16.3)	(38.9)	(76.2)
Equity securities, available-for-sale	0.1	0.7	(0.1)	0.8
Derivatives	142.1	(607.5)	(2.4)	(2,346.5)
Embedded derivative - fixed maturities	(0.4)	(3.6)	(2.2)	(20.2)
Embedded derivative - product guarantees	142.8	162.2	(249.7)	829.0
Other investments	(0.1)	—	17.9	(0.1)
Net realized capital gains (losses)	$254.0	$(465.8)	$(277.9)	$(1,622.8)
After-tax net realized capital gains (losses)	$165.0	$(253.2)	$(180.7)	$(1,072.1)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before-tax were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Proceeds on sales	$671.8	$890.6	$1,755.5	$2,731.7
Gross gains	3.2	4.3	13.3	27.2
Gross losses	7.8	6.5	22.5	12.8

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

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
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

Variance swaps: The Company uses variance swaps to manage equity volatility risk on the economic liabilities associated with certain minimum guaranteed living benefits and to mitigate certain rebalancing costs resulting from increased volatility. An increase in the equity volatility results in a higher valuations of such liabilities. In an equity variance swap, the Company agrees with another party to exchange amounts in the future, based on the changes in equity volatility over a defined period. The Company utilizes equity variance swaps in non-qualifying hedging relationships.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
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

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	September 30, 2014			December 31, 2013
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$7.7	$0.1	$—	$7.7	$—	$0.1
Foreign exchange contracts	57.1	4.5	—	57.1	1.8	0.7
Fair value hedges:
Interest rate contracts	357.6	3.2	13.5	365.6	4.8	9.7
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	26,494.2	170.5	161.6	26,485.1	193.0	651.4
Foreign exchange contracts	950.6	20.0	6.1	903.8	7.2	17.8
Equity contracts	17,324.4	194.0	42.1	11,304.7	131.0	52.2
Credit contracts	220.0	3.9	—	220.0	4.6	—
Embedded derivatives:
Within fixed maturity investments	N/A	26.8	—	N/A	28.9	—
Within annuity products	N/A	—	2,990.9	N/A	—	2,594.5
Within reinsurance agreements	N/A	4.3	135.8	N/A	(8.4)	(38.0)
Total		$427.3	$3,350.0		$362.9	$3,288.4
N/A - Not Applicable
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Balance Sheets at fair value.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of September 30, 2014 and December 31, 2013. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being “highly effective” as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over The Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	September 30, 2014
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$220.0	$3.9	$—
Equity contracts	9,566.5	177.6	40.5
Foreign exchange contracts	1,007.7	24.5	6.1
Interest rate contracts	26,859.5	173.8	175.1
		379.8	221.7
Counterparty netting(1)		(192.5)	(192.5)
Cash collateral netting(1)		(67.2)	(18.6)
Securities collateral netting(1)		(43.8)	(4.0)
Net receivables/payables		$76.3	$6.6
(1) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting rules.

	December 31, 2013
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$220.0	$4.6	$—
Equity contracts	4,225.3	129.1	31.7
Foreign exchange contracts	960.9	9.0	18.5
Interest rate contracts	26,858.5	197.8	661.2
		340.5	711.4
Counterparty netting(1)		(283.5)	(283.5)
Cash collateral netting(1)		(37.4)	—
Securities collateral netting(1)		(8.8)	(350.0)
Net receivables/payables		$10.8	$77.9
(1) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting rules.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Balance Sheets. As of September 30, 2014, the Company held $69.7 of net cash collateral and pledged $18.6 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2013, the Company held $35.2 and $12.3 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of September 30, 2014, the Company delivered $473.6 of securities and held $45.9 securities as collateral. As of December 31, 2013, the Company delivered $830.7 of securities and held $20.4 of securities as collateral.

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives: Qualifying for hedge accounting(1):
Cash flow hedges:
Interest rate contracts	$—	$—	$0.1	$—
Foreign exchange contracts	0.2	—	0.5	—
Fair value hedges:
Interest rate contracts	—	(2.9)	(8.9)	14.9
Derivatives: Non-qualifying for hedge accounting(2):
Interest rate contracts	71.3	(82.0)	462.3	(785.6)
Foreign exchange contracts	58.1	(31.8)	56.0	53.8
Equity contracts	12.6	(491.8)	(513.4)	(1,632.1)
Credit contracts	(0.1)	1.0	1.0	2.5
Embedded derivatives:
Within fixed maturity investments(2)	(0.4)	(3.6)	(2.2)	(20.2)
Within annuity products(2)	142.8	162.2	(249.7)	829.0
Within reinsurance agreements(3)	18.0	23.7	(161.1)	272.9
Total	$302.5	$(425.2)	$(415.4)	$(1,264.8)

(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses) in the Condensed Statements of Operations. For the three and nine months ended September 30, 2014 and 2013, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Statements of Operations.
(3) Changes in value are included in Interest credited and other benefits to contract owners/policyholders in the Condensed Statements of Operations.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of September 30, 2014 and December 31, 2013, the fair value of credit default swaps included in Derivatives assets was $3.9 and $4.6, and there were no credit default swaps included in Derivatives liabilities on the Condensed Balance Sheets.  As of September 30, 2014 and December 31, 2013, the maximum potential future exposure to the Company was $220.0 in credit default swaps. These instruments are typically written for a maturity period of five years and contain no recourse provisions.  If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

4.	Fair Value Measurements

Fair Value Measurement

The Company categorizes its financial instruments into a three-level hierarchy based on the priority of the inputs to the valuation technique, pursuant to ASU 2011-04, "Fair Value Measurements (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP" ("ASU 2011-04"). The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), as described in the Fair Value Measurements Note in the Financial Statements in Part II, Item 8. of the Company's Annual Report on Form 10-K. If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

When available, the estimated fair value of financial instruments is based on quoted prices in active markets that are readily and regularly obtainable. When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flow methodologies, matrix pricing or other similar techniques.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,030.3	$9.4	$—	$1,039.7
U.S. Government agencies and authorities	—	115.5	—	115.5
U.S. corporate, state and municipalities	—	11,251.0	314.9	11,565.9
Foreign(1)	—	5,555.0	111.3	5,666.3
Residential mortgage-backed securities	—	2,113.4	29.6	2,143.0
Commercial mortgage-backed securities	—	1,615.2	—	1,615.2
Other asset-backed securities	—	374.2	1.0	375.2
Total fixed maturities, including securities pledged	1,030.3	21,033.7	456.8	22,520.8
Equity securities, available-for-sale	6.7	—	—	6.7
Derivatives:
Interest rate contracts	—	173.8	—	173.8
Foreign exchange contracts	—	24.5	—	24.5
Equity contracts	16.4	137.9	39.7	194.0
Credit contracts	—	3.9	—	3.9
Embedded derivative on reinsurance	—	4.3	—	4.3
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	714.4	3.6	—	718.0
Assets held in separate accounts	39,626.1	—	—	39,626.1
Total assets	$41,393.9	$21,381.7	$496.5	$63,272.1

Liabilities:
Annuity product guarantees:
FIA	$—	$—	$1,848.1	$1,848.1
GMAB / GMWB / GMWBL(2)	—	—	1,142.8	1,142.8
Derivatives:
Interest rate contracts	—	175.1	—	175.1
Foreign exchange contracts	—	6.1	—	6.1
Equity contracts	1.6	40.5	—	42.1
Credit contracts	—	—	—	—
Embedded derivative on reinsurance	—	135.8	—	135.8
Total liabilities	$1.6	$357.5	$2,990.9	$3,350.0
(1) Primarily U.S. dollar denominated.
(2) Guaranteed minimum accumulation benefits ("GMAB"), Guaranteed minimum withdrawal benefits ("GMWB"), Guaranteed minimum withdrawal benefits for life ("GMWBL").

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,847.4	$9.4	$—	$1,856.8
U.S. Government agencies and authorities	—	98.1	4.2	102.3
U.S. corporate, state and municipalities	—	10,598.0	90.4	10,688.4
Foreign(1)	—	5,370.1	24.6	5,394.7
Residential mortgage-backed securities	—	2,224.5	27.6	2,252.1
Commercial mortgage-backed securities	—	1,615.3	—	1,615.3
Other asset-backed securities	—	518.5	22.0	540.5
Total fixed maturities, including securities pledged	1,847.4	20,433.9	168.8	22,450.1
Equity securities, available-for-sale	6.1	—	—	6.1
Derivatives:
Interest rate contracts	—	197.8	—	197.8
Foreign exchange contracts	—	9.0	—	9.0
Equity contracts	1.9	72.1	57.0	131.0
Credit contracts	—	4.6	—	4.6
Embedded derivative on reinsurance	—	(8.4)	—	(8.4)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,123.6	5.0	—	1,128.6
Assets held in separate accounts	42,008.3	—	—	42,008.3
Total assets	$44,987.3	$20,714.0	$225.8	$65,927.1

Liabilities:
Annuity product guarantees:
FIA	$—	$—	$1,693.5	$1,693.5
GMAB / GMWB / GMWBL(2)	—	—	901.0	901.0
Derivatives:
Interest rate contracts	—	661.2	—	661.2
Foreign exchange contracts	—	18.5	—	18.5
Equity contracts	20.5	31.7	—	52.2
Credit contracts	—	—	—	—
Embedded derivative on reinsurance	—	(38.0)	—	(38.0)
Total liabilities	$20.5	$673.4	$2,594.5	$3,288.4
(1) Primarily U.S. dollar denominated.
(2) Guaranteed minimum accumulation benefits ("GMAB"), Guaranteed minimum withdrawal benefits ("GMWB"), Guaranteed minimum withdrawal benefits for life ("GMWBL").

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
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

The Company utilizes a number of valuation methodologies to determine the fair values of its financial assets and liabilities in conformity with the concepts of "exit price" and the fair value hierarchy as prescribed in ASC Topic 820. Valuations are obtained from third-party commercial pricing services, brokers and industry-standard, vendor-provided software that models the value based on market observable inputs. The valuations obtained from third-party commercial pricing services are non-binding. The Company reviews the assumptions and inputs used by third-party commercial pricing services for each reporting period in order to determine an appropriate fair value hierarchy level. The documentation and analysis obtained from third-party commercial pricing services are reviewed by the Company, including in-depth validation procedures confirming the observability of inputs. The valuations are reviewed and validated monthly through the internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades or monitoring of trading volumes.

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and nine months ended September 30, 2014 and 2013. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the three months ended September 30, 2014:

	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate, state and municipalities	213.1	(0.1)	(9.6)	24.1	—	—	(15.5)	128.5	(25.6)	314.9	(0.1)
Foreign(1)	114.1	—	(2.8)	—	—	—	—	—	—	111.3	—
Residential mortgage-backed securities	32.2	(1.0)	0.5	—	—	—	(0.3)	—	(1.8)	29.6	(1.0)
Other asset-backed securities	1.4	0.4	(0.4)	—	—	—	(0.4)	—	—	1.0	0.4
Total fixed maturities, including securities pledged:	360.8	(0.7)	(12.3)	24.1	—	—	(16.2)	128.5	(27.4)	456.8	(0.7)

Equity securities, available-for-sale	—	—	—	—	—	—	—	—	—	—	—
Derivatives:
Annuity product guarantees:
FIA(2)	(1,888.8)	38.4	—	—	(31.4)	—	33.7	—	—	(1,848.1)	—
GMWB/GMAB/GMWBL(2)	(1,209.4)	104.4	—	—	(37.9)	—	0.1	—	—	(1,142.8)	—
Other derivatives, net	53.2	2.9	—	5.7	—	—	(22.1)	—	—	39.7	(13.6)
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Other net realized capital gains (losses) in the Condensed Statements of Operations.

(3) The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(4) For financial instruments still held as of September 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Statements of Operations.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the nine months ended September 30, 2014:

	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$4.2	$—	$—	$—	$—	$—	$—	$—	$(4.2)	$—	$—
U.S. corporate, state and municipalities	90.4	(0.2)	(2.2)	90.8	—	—	(26.9)	163.0	—	314.9	(0.2)
Foreign(1)	24.6	—	(2.3)	23.9	—	—	(7.5)	85.7	(13.1)	111.3	—
Residential mortgage-backed securities	27.6	(2.1)	0.8	0.3	—	(2.8)	(1.1)	8.8	(1.9)	29.6	(2.0)
Other asset-backed securities	22.0	2.6	(2.3)	—	—	—	(11.7)	—	(9.6)	1.0	1.1
Total fixed maturities, including securities pledged	168.8	0.3	(6.0)	115.0	—	(2.8)	(47.2)	257.5	(28.8)	456.8	(1.1)

Equity securities, available-for-sale	—	(0.3)	0.3	—	—	—	—	—	—	—	(0.3)
Derivatives:
Annuity product guarantees:
FIA(2)	(1,693.5)	(120.7)	—	—	(124.8)	—	90.9	—	—	(1,848.1)	—
GMWB/GMAB/GMWBL(2)	(901.0)	(129.0)	—	—	(113.2)	—	0.4	—	—	(1,142.8)	—
Other derivatives, net	57.0	33.7	—	17.6	—	—	(68.6)	—	—	39.7	(17.3)
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Other net realized capital gains (losses) in the Condensed Statements of Operations.

(3) The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(4) For financial instruments still held as of September 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Statements of Operations.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the three months ended September 30, 2013:

	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate, state and municipalities	98.5	(0.1)	(1.5)	—	—	—	(10.6)	—	—	86.3	(0.1)
Foreign(1)	16.4	0.1	0.2	—	—	—	(9.0)	3.9	—	11.6	—
Residential mortgage-backed securities	34.9	(0.3)	(0.2)	21.1	—	—	(0.2)	—	(0.8)	54.5	(0.3)
Other asset-backed securities	74.3	0.9	(0.9)	—	—	—	(1.2)	—	—	73.1	1.0
Total fixed maturities, including securities pledged:	224.1	0.6	(2.4)	21.1	—	—	(21.0)	3.9	(0.8)	225.5	0.6

Equity securities, available-for-sale	0.4	—	—	—	—	—	—	—	—	0.4	—
Derivatives:
Annuity products guarantees:
FIA(2)	(1,480.0)	(31.9)	—	—	(35.1)	—	21.6	—	—	(1,525.4)	—
GMWB/GMAB/GMWBL(2)	(1,323.4)	194.1	—	—	(32.8)	—	0.1	—	—	(1,162.0)	—
Other derivatives, net	40.6	14.9	—	4.9	—	—	(17.0)	—	—	43.4	0.9
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Other net realized capital gains (losses) in the Condensed Statements of Operations.

(3) The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(4) For financial instruments still held as of September 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Statements of Operations.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the nine months ended September 30, 2013:

	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate, state and municipalities	113.6	(0.2)	(1.8)	—	—	—	(17.1)	16.1	(24.3)	86.3	(0.2)
Foreign(1)	20.9	—	(0.4)	—	—	(1.1)	(13.3)	5.5	—	11.6	—
Residential mortgage-backed securities	24.2	(0.9)	(0.4)	33.1	—	(0.2)	(0.7)	—	(0.6)	54.5	(1.0)
Other asset-backed securities	78.2	4.3	(1.1)	—	—	—	(8.3)	—	—	73.1	3.6
Total fixed maturities, including securities pledged	236.9	3.2	(3.7)	33.1	—	(1.3)	(39.4)	21.6	(24.9)	225.5	2.4

Equity securities, available-for-sale	15.8	(0.1)	0.1	—	—	—	—	—	(15.4)	0.4	—
Derivatives:
Annuity product guarantees:
FIA(2)	(1,393.8)	(117.0)	—	—	(71.1)	—	56.5	—	—	(1,525.4)	—
GMWB/GMAB/GMWBL(2)	(2,004.0)	946.0	—	—	(104.3)	—	0.3	—	—	(1,162.0)	—
Other derivatives, net	11.7	63.9	—	15.5	—	—	(47.7)	—	—	43.4	25.2
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Other net realized capital gains (losses) in the Condensed Statements of Operations.

(3) The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(4) For financial instruments still held as of September 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Statements of Operations.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2014 and 2013, the transfers in and out of Level 3 for fixed maturities and equity securities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

Significant unobservable inputs used in the fair value measurements of GMABs, GMWBs and GMWBLs include long-term equity and interest rate implied volatility, correlations between the rate of return on policyholder funds and between interest rates and equity returns, nonperformance risk, mortality and policyholder behavior assumptions, such as benefit utilization, lapses and partial withdrawals. Such inputs are monitored quarterly.

Significant unobservable inputs used in the fair value measurements of FIAs include nonperformance risk and policyholder behavior assumptions, such as lapses and partial withdrawals. Such inputs are monitored quarterly.

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

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of September 30, 2014:

Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA
Long-term equity implied volatility	15% to 25%		15% to 25%		—
Interest rate implied volatility	0.2% to 16%		0.2% to 16%		—
Correlations between:
Equity Funds	50% to 98%		50% to 98%		—
Equity and Fixed Income Funds	-38% to 62%		-38% to 62%		—
Interest Rates and Equity Funds	-32% to -14%		-32% to -14%		—
Nonperformance risk	0.08% to 0.94%		0.08% to 0.94%		0.08% to 0.94%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—
Partial Withdrawals	0% to 10%		0% to 10%		0% to 5%
Lapses	0.08% to 24%	(3)(4)	0.08% to 31%	(3)(4)	0% to 60%	(3)
Mortality	—	(5)	—	(5)	—	(6)

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 32% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, the Company assumes that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money." The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of September 30, 2014 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)*
< 60	$2.8	$0.3	$3.1	9.6
60-69	6.6	0.5	7.1	5.1
70+	5.1	0.3	5.4	3.3
	$14.5	$1.1	$15.6	6.0
* For population expected to withdraw in future. Excludes policies taking systematic withdraws and 15% of policies the Company assumes will never withdraw.
(3) Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period.
(4) The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of September 30, 2014 (account value amounts are in $ billions).

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value	Lapse Range
During Surrender Charge Period
	In the Money**	$—	*	0.08% to 8.2%	$7.2	0.08% to 6.3%
	Out of the Money	—	*	0.41% to 12%	0.6	0.36% to 7.2%
After Surrender Charge Period
	In the Money**	—	*	2.5% to 21%	7.4	1.7% to 21%
	Out of the Money	0.1		12% to 31%	1.0	5.6% to 24%
*Less than $0.1.
** The low end of the range corresponds to policies that are highly "in the money." The high end of the range corresponds to the policies that are close to zero in terms of "in the moneyness."
(5) The mortality rate is based on the Annuity 2000 Basic table with mortality improvements.
(6) The mortality rate is based on the 2012 Individual Annuity Mortality Basic table with mortality improvements.

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2013:

Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA
Long-term equity implied volatility	15% to 25%		15% to 25%		—
Interest rate implied volatility	0.2% to 16%		0.2% to 16%		—
Correlations between:
Equity Funds	50% to 98%		50% to 98%		—
Equity and Fixed Income Funds	-33% to 62%		-33% to 62%		—
Interest Rates and Equity Funds	-30% to -14%		-30% to -14%		—
Nonperformance risk	-0.1% to 0.79%		-0.1% to 0.79%		-0.1% to 0.79%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—
Partial Withdrawals	0% to 10%		0% to 10%		0% to 2%
Lapses	0.08% to 40%	(3)(4)	0.08% to 31%	(3)(4)	0% to 53%	(3)
Mortality	—	(5)	—	(5)	—	(6)
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

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)*
< 60	$2.1	$1.4	$3.5	5.4
60-69	5.0	2.5	7.5	1.3
70+	3.9	1.3	5.2	0.0	+
	$11.0	$5.2	$16.2	2.3
+ less than 0.1
* For population expected to withdraw in future. Excludes policies taking systematic withdraws and 15% of policies the Company assumes will never withdraw.
(3) Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period.
(4) The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of December 31, 2013 (account value amounts are in $ billions).

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
(5) The mortality rate is based on the Annuity 2000 Basic table with mortality improvements.
(6) The mortality rate is based on the 2012 Individual Annuity Mortality Basic table with mortality improvements.

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

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$22,520.8	$22,520.8	$22,450.1	$22,450.1
Equity securities, available-for-sale	6.7	6.7	6.1	6.1
Mortgage loans on real estate	2,907.9	2,995.6	2,837.3	2,867.0
Policy loans	88.3	88.3	94.9	94.9
Limited partnerships/corporations	176.3	176.3	133.2	133.2
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreement	718.0	718.0	1,128.6	1,128.6
Derivatives	396.2	396.2	342.4	342.4
Other investments	55.6	55.6	56.2	56.2
Deposits from affiliates	669.1	703.3	747.2	807.7
Embedded derivative on reinsurance	4.3	4.3	(8.4)	(8.4)
Assets held in separate accounts	39,626.1	39,626.1	42,008.3	42,008.3
Liabilities:
Investment contract liabilities:
Deferred annuities(1)	18,860.9	18,986.0	18,979.6	19,377.2
Funding agreements with fixed maturities and guaranteed investment contracts	1,102.0	1,085.2	1,530.5	1,499.3
Supplementary contracts, immediate annuities and other	2,302.7	2,499.1	1,822.6	1,942.3
Annuity product guarantees:
FIA	1,848.1	1,848.1	1,693.5	1,693.5
GMAB/GMWB/GMWBL	1,142.8	1,142.8	901.0	901.0
Derivatives	223.3	223.3	731.9	731.9
Long-term debt	435.0	519.5	435.0	471.2
Embedded derivative on reinsurance	135.8	135.8	(38.0)	(38.0)
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

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
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

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC and VOBA was as follows for the periods indicated:

	DAC	VOBA	Total
Balance at January 1, 2014	$2,271.7	$58.6	$2,330.3
Deferrals of commissions and expenses	92.0	—	92.0
Amortization:
Amortization	(92.0)	(9.4)	(101.4)
Interest accrued(1)	77.2	2.5	79.7
Net amortization included in the Condensed Statements of Operations	(14.8)	(6.9)	(21.7)
Change in unrealized capital gains/losses on available-for-sale securities	(208.0)	(8.8)	(216.8)
Balance at September 30, 2014	$2,140.9	$42.9	$2,183.8

	DAC	VOBA	Total
Balance at January 1, 2013	$2,968.2	$28.4	$2,996.6
Deferrals of commissions and expenses	69.8	—	69.8
Amortization:
Amortization(2)	(1,360.5)	15.6	(1,344.9)
Interest accrued(1)	112.4	2.4	114.8
Net amortization included in the Condensed Statements of Operations	(1,248.1)	18.0	(1,230.1)
Change in unrealized capital gains/losses on available-for-sale securities	689.7	12.7	702.4
Balance at September 30, 2013	$2,479.6	$59.1	$2,538.7
(1) Interest accrued at the following rates for VOBA: 2.0% to 5.8% during 2014 and 3.0% to 6.0% during 2013.
(2) Includes loss recognition of $305.0 related to DAC and $1.0 related to VOBA.

6.    Capital Contributions and Dividends

During the nine months ended September 30, 2014 and 2013, the Company did not receive any capital contributions from its Parent.

During the nine months ended September 30, 2014, the Company declared an ordinary dividend in the amount of $216.0, which was paid on May 19, 2014. During the nine months ended September 30, 2013, following receipt of required approval from its domiciliary state insurance regulator and consummation of the IPO of Voya Financial, Inc., the Company paid a return of capital distribution of $230.0 to its Parent.

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

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Accumulated Other Comprehensive Income

Shareholder’s equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated.

	September 30,
	2014	2013
Fixed maturities, net of OTTI	$1,290.3	$929.7
Equity securities, available-for-sale	3.6	2.9
Derivatives	4.1	(0.2)
DAC/VOBA and sales inducements adjustment on available-for-sale securities	(601.3)	(407.5)
Other	(34.9)	(34.9)
Unrealized capital gains (losses), before tax	661.8	490.0
Deferred income tax asset (liability)	(46.1)	31.4
Unrealized capital gains (losses), after tax	615.7	521.4
Pension and other postretirement benefits liability, net of tax	0.8	0.9
AOCI	$616.5	$522.3

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Statements of Operations, were as follows for the periods indicated.

	Three Months Ended September 30, 2014
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(237.8)		$161.9	(2)	$(75.9)
Equity securities	—		—		—
Other	0.4		(0.1)		0.3
OTTI	2.4		(0.8)		1.6
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	6.5		(2.3)		4.2
DAC/VOBA and sales inducements	104.2		(36.5)		67.7
Change in unrealized gains/losses on available-for-sale securities	(124.3)		122.2		(2.1)

Derivatives:
Derivatives	3.8	(1)	(1.3)		2.5
Change in unrealized gains/losses on derivatives	3.8		(1.3)		2.5

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	(0.1)		0.1		—
Change in pension and other postretirement benefits liability	(0.1)		0.1		—
Change in Other comprehensive income (loss)	$(120.6)		$121.0		$0.4
(1) See the Derivative Financial Instruments Note to these Condensed Financial Statements for additional information.
(2) Amount includes $79.0 valuation allowance. See the Income Taxes Note to these Condensed Financial Statements for additional information.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2014
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$442.1		$(154.8)	$287.3
Equity securities	1.3		(0.5)	0.8
Other	0.6		(0.2)	0.4
OTTI	11.4		(4.0)	7.4
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	9.2		(3.2)	6.0
DAC/VOBA and sales inducements	(259.8)	(1)	90.9	(168.9)
Change in unrealized gains/losses on available-for-sale securities	204.8		(71.8)	133.0

Derivatives:
Derivatives	3.7	(2)	(1.3)	2.4
Change in unrealized gains/losses on derivatives	3.7		(1.3)	2.4

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	(0.2)		0.1	(0.1)
Change in pension and other postretirement benefits liability	(0.2)		0.1	(0.1)
Change in Other comprehensive income (loss)	$208.3		$(73.0)	$135.3
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Financial Statements for additional information.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2013
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(64.5)		$40.0	(2)	$(24.5)
Equity securities	(0.9)		0.3		(0.6)
Other	0.2		—		0.2
OTTI	4.3		(1.5)		2.8
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	3.4		(1.1)		2.3
DAC/VOBA and sales inducements	64.4		(22.8)		41.6
Change in unrealized gains/losses on available-for-sale securities	6.9		14.9		21.8

Derivatives:
Derivatives	0.4	(1)	(0.2)		0.2
Change in unrealized gains/losses on derivatives	0.4		(0.2)		0.2

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	(0.1)		0.1		—
Change in pension and other postretirement benefits liability	(0.1)		0.1		—
Change in Other comprehensive income (loss)	$7.2		$14.8		$22.0
(1) See the Derivative Financial Instruments Note to these Condensed Financial Statements for additional information.
(2) Amount includes $17.3 valuation allowance. See the Income Taxes Note to these Condensed Financial Statements for additional information.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2013
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,081.3)		$395.8	(3)	$(685.5)
Equity securities	(0.5)		0.2		(0.3)
Other	0.5		(0.1)		0.4
OTTI	15.8		(5.5)		10.3
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	(9.3)		3.3		(6.0)
DAC/VOBA and sales inducements	875.8	(1)	(306.8)		569.0
Change in unrealized gains/losses on available-for-sale securities	(199.0)		86.9		(112.1)

Derivatives:
Derivatives	0.5	(2)	(0.2)		0.3
Change in unrealized gains/losses on derivatives	0.5		(0.2)		0.3

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	(0.2)		0.1		(0.1)
Change in pension and other postretirement benefits liability	(0.2)		0.1		(0.1)
Change in Other comprehensive income (loss)	$(198.7)		$86.8		$(111.9)
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Financial Statements for additional information.
(3) Amount includes $17.3 valuation allowance. See Income Taxes Note to these Condensed Financial Statements for additional information.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.    Income Taxes

Income taxes were different from the amount computed by applying the federal income tax rate to income (loss) before income taxes for the following reasons for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income (loss) before income taxes	$287.8	$123.9	$221.7	$101.4
Tax rate	35.0%	35.0%	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	100.7	43.4	77.6	35.5
Tax effect of:
Dividends received deduction	(9.9)	(31.8)	(42.4)	(66.2)
Valuation allowance	17.7	53.0	49.9	183.1
Audit settlement	—	—	2.8	—
Tax credits	—	(1.2)	—	(1.2)
Non-deductible expense (benefit)	0.3	—	0.3	0.4
Other	(0.3)	(0.6)	(0.2)	(0.5)
Income tax expense (benefit)	$108.5	$62.8	$88.0	$151.1

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of September 30, 2014 and December 31, 2013, the Company had total valuation allowances of $473.8 and $423.9, respectively. As of September 30, 2014 and December 31, 2013, $659.5 and $609.6, respectively, of these valuation allowances were allocated to continuing operations, and $(185.7) of these valuation allowances were allocated to Other comprehensive income (loss) related to realized and unrealized capital losses.

For the three months ended September 30, 2014 and 2013, the total changes in the valuation allowance were $(61.3) and $35.7, respectively. With respect to the 2014 decrease, $17.7 was allocated to continuing operations and $(79.0) was allocated to Other comprehensive income. With respect to the 2013 increase, $53.0 was allocated to continuing operations and $(17.3) was allocated to Other comprehensive income (loss). For the nine months ended September 30, 2014 and 2013, there were total increases in the valuation allowance of $49.9 and $165.8, respectively. With respect to the 2014 increase, $49.9 was allocated to continuing operations. With respect to the 2013 increase, $183.1 was allocated to continuing operations and $(17.3) of the increase was allocated to Other comprehensive income (loss).

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

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Tax Regulatory Matters

During April 2014, the U.S. Internal Revenue Service ("IRS") completed its examination of the Company's returns through tax year 2012. The 2012 audit settlement did not have a material impact on the financial statements. The Company is currently under audit by the IRS, and it is expected that the examination of tax year 2013 will be finalized within the next twelve months. The Company and the IRS have agreed to participate in the Compliance Assurance Program for the tax years 2013 and 2014.

The IRS issued a Directive dated July 17, 2014 that it should not challenge the qualification of certain hedges and should not challenge certain tax accounting methods. The Company does not expect this Directive to have a material impact.

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

Under this agreement, the Company did not incur interest expense for the three and nine months ended September 30, 2014 and 2013. The Company did not earn interest income for the three months ended September 30, 2014 and earned $0.2 in interest income for the nine months ended September 30, 2014. The Company did not earn interest income for the three and nine months ended September 30, 2013. As of September 30, 2014 and December 31, 2013, the Company did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement.

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

As of September 30, 2014 and December 31, 2013, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $291.8 and $252.7, respectively.

Federal Home Loan Bank Funding

The Company is a member of the Federal Home Loan Bank ("FHLB") of Des Moines and is required to maintain collateral to back funding agreements issued to the FHLB. As of September 30, 2014 and December 31, 2013, the Company had $1,090.1 and $1,090.2, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB. These non-putable funding agreements are included in Future policy benefits and contract owner account balances on the Condensed Balance Sheets. As of September 30, 2014 and December 31, 2013, assets with a market value of $1,255.3 and $1,266.8, respectively, collateralized the funding agreements to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Condensed Balance Sheets.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
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

	September 30, 2014	December 31, 2013
Fixed maturity collateral pledged to FHLB	$1,255.3	$1,266.8
FHLB restricted stock(1)	53.6	53.6
Other fixed maturities-state deposits	11.4	11.3
Securities pledged(2)	599.3	959.2
Total restricted assets	$1,919.6	$2,290.9
(1) Reported in Other investments on the Condensed Balance Sheets.
(2) Includes the fair value of loaned securities of $125.7 and $128.5 as of September 30, 2014 and December 31, 2013, respectively, which is included in Securities pledged on the Condensed Balance Sheets. In addition, as of September 30, 2014 and December 31, 2013, the Company delivered securities as collateral of $473.6 and $830.7, respectively, which is included in Securities pledged on the Condensed Balance Sheets.

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

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. This paragraph contains an estimate of reasonably possible losses above any amounts accrued. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued, the estimate reflects the reasonably possible range of loss in excess of the accrued amounts. For matters for which a reasonably possible (but not probable) range of loss exists, the estimate reflects the reasonably possible and unaccrued loss or range of loss. As of September 30, 2014, the Company estimates the aggregate range of reasonably possible losses in excess of any amounts accrued for these matters as of such date is not material to the Company.

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

Also effective June 30, 2008, the Company entered into a services agreement with SLDI, under which the Company provides certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement. For the three and nine months ended September 30, 2014, revenue related to the agreement was $3.1 and $9.3, respectively. For the three and nine months ended September 30, 2013, revenue related to the agreement was $3.1 and $9.2, respectively.

Effective July 1, 2009, the reinsurance agreement was amended and restated to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to the Company and the Company deposited those assets into a funds withheld trust account.  As of September 30, 2014, the assets on deposit in the trust account were $3.8 billion. The Company also established a corresponding funds withheld liability to SLDI, which is included in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets. Funds held under reinsurance treaties with affiliates had a balance of $3.7 billion and $3.6 billion, as of September 30, 2014 and December 31, 2013, respectively. In addition, as of September 30, 2014 and December 31, 2013, the Company had an embedded derivative with a value of $134.2 and $(34.7), respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets.

Also effective July 1, 2009, the Company and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account. SLDI has retained its affiliate, Voya Investment Management LLC, (name changed from ING Investment Management LLC on May 1, 2014) as subadviser for the funds withheld account.

Effective October 1, 2011, the Company and SLDI entered into an amended and restated automatic reinsurance agreement in order to provide more flexibility to the Company and SLDI with respect to the collateralization of the reserves related to the variable annuity guaranteed living benefits reinsured under the agreement. As of September 30, 2014 and December 31, 2013, reserves ceded by the Company under this agreement were $2.4 billion and $2.1 billion, respectively. In addition, a deferred loss in the amount of $316.6 and $315.7 as of September 30, 2014 and December 31, 2013, respectively, is included in Other assets on the Condensed Balance Sheets and is amortized over the period of benefit in Other expense in the Condensed Statements of Operations.

Item 2.    Management’s Narrative Analysis of the Results of Operations and Financial Condition
(Dollar amounts in millions, unless otherwise stated)

For the purposes of this discussion, the "Company," "we," "our," "us" and "VIAC" refer to Voya Insurance and Annuity Company (formerly ING USA Annuity and Life Insurance Company). We are a direct, wholly owned subsidiary of Voya Holdings Inc. (formerly Lion Connecticut Holdings Inc.) ("Parent"), which is a direct, wholly owned subsidiary of Voya Financial, Inc. As of the date of this Quarterly Report on Form 10-Q, ING Groep N.V. ("ING Group" or "ING") is the largest shareholder of Voya Financial, Inc.

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

Basis of Presentation

VIAC is a stock life insurance company domiciled in the State of Iowa and provides financial products and services in the United States. VIAC is authorized to conduct its insurance business in all states, except New York, and in the District of Columbia.

Products currently offered by us include immediate and deferred fixed annuities, designed to address individual customer needs for tax-advantaged savings, retirement needs and wealth-protection concerns and guaranteed investment contracts and funding agreements (collectively referred to as "GICs") sold primarily to institutional investors and corporate benefit plans.

We have one operating segment.

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, see the Business, Basis of Presentation and Significant Accounting Policies Note in our Condensed Financial Statements in Part I, Item I. of this Form 10-Q.

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

During the third quarter of 2014, we conducted our annual review of assumptions, including projection model inputs. As a result of these reviews in the three months ended September 30, 2014, we made a number of changes, which resulted in favorable unlocking of DAC/VOBA and other intangibles of $109.3 million. For the three months ended September 30, 2013, changes in assumptions resulted in net favorable unlocking of DAC/VOBA and other intangibles of $27.8 million.

Income Taxes

As of September 30, 2014, we have recognized $179.6 million deferred tax assets based on tax planning strategies related to unrealized gains on investment assets. Such tax planning strategies support the recognition of deferred tax assets associated with deductible temporary differences and may be adversely impacted by decreases in unrealized gains.

The deferred tax valuation allowance as of September 30, 2014 was $473.8 million of which $462.7 million and $11.1 million were related to ordinary deferred tax assets and foreign tax credits, respectively.

Recent Events

On October 24, 2014, we terminated a $140 million funding agreement issued to the Federal Home Loan Bank ("FHLB") of Des Moines, which was scheduled to mature on February 24, 2020. Assets with a market value of $124.3 million as of the termination date were unpledged as collateral as a result of the termination. On the termination date, we recognized $12.0 million of expense due to the acceleration of deferred financing costs paid in prior years, which will be reported in Interest credited and other benefits to contract owners/policyholders.

Results of Operations

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Net investment income	$321.8	$339.1	$943.7	$947.2
Fee income	214.8	212.8	627.3	621.9
Premiums	121.0	102.1	411.0	339.6
Net realized capital gains (losses):
Total other-than-temporary impairments	(2.5)	(1.9)	(4.1)	(6.2)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(0.1)	(0.4)	(0.2)	(1.1)
Net other-than-temporary impairments recognized in earnings	(2.4)	(1.5)	(3.9)	(5.1)
Other net realized capital gains (losses)	256.4	(464.3)	(274.0)	(1,617.7)
Total net realized capital gains (losses)	254.0	(465.8)	(277.9)	(1,622.8)
Other revenue	7.1	7.3	23.4	23.2
Total revenues	918.7	195.5	1,727.5	309.1
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	442.1	(344.7)	1,098.8	(1,404.8)
Operating expenses	115.9	109.7	356.3	335.4
Net amortization of Deferred policy acquisition costs and Value of business acquired	71.5	284.9	21.7	1,230.1
Interest expense	7.1	7.1	21.1	21.1
Other expense	(5.7)	14.6	7.9	25.9
Total benefits and expenses	630.9	71.6	1,505.8	207.7
Income (loss) before income taxes	287.8	123.9	221.7	101.4
Income tax expense (benefit)	108.5	62.8	88.0	151.1
Net income (loss)	$179.3	$61.1	$133.7	$(49.7)

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

Our results of operations for the three months ended September 30, 2014 and 2013 and changes therein, primarily reflect changes in Total net realized capital gains (losses), a decrease in Net amortization of DAC and VOBA, changes in Other expense and an increase in Premiums, partially offset by changes in Interest credited and other benefits to contract owners/policyholders and a decrease in Net investment income.

Revenues

Total revenues increased $723.2 million from $195.5 million to $918.7 million primarily due to changes in Total net realized capital gains (losses) and an increase in Premiums partially offset by a decrease in Net investment income.

Net investment income decreased $17.3 million from $339.1 million to $321.8 million primarily due to $37.8 million of Net investment income in conjunction with a bankruptcy settlement in the third quarter of 2013 that did not repeat in the current period, partially offset by a favorable change in the fixed maturities asset mix from lower yielding U.S. Treasury securities to higher yielding corporate securities during the current period.

Premiums increased $18.9 million from $102.1 million to $121.0 million primarily due to higher payout annuities with life contingencies.

Total net realized capital gains (losses) changed $719.8 million from a loss of $465.8 million to a gain of $254.0 million primarily due to changes in annuity hedging derivatives, partially offset by unfavorable changes in the fair value of embedded derivatives on product guarantees. Under the variable annuity and fixed indexed annuity hedge programs, changes in equity and interest markets during the three months ended September 30, 2014 resulted in net gains of $136.4 million on equity, interest and foreign exchange derivatives compared to net losses of $592.8 million during the three months ended September 30, 2013, a favorable change of $729.1 million. A portion of these derivative results (gains of $112.7 million for the three months ended September 30, 2014 and losses of $554.3 million for the three months ended September 30, 2013) were ceded to SLDI under the combined coinsurance and coinsurance funds withheld agreement and an offset is recorded in Interest credited and other benefits to contract owners/policyholders. Partially offsetting these variances were unfavorable net changes of $19.4 million in the fair value of embedded derivatives on variable annuity and fixed indexed annuity product guarantees (from a gain of $162.2 million for the three months ended September 30, 2013 to a gain of $142.8 million for the three months ended September 30, 2014) primarily due to the unfavorable impacts from equity market movements, implied volatility and interest rates, partially offset by favorable impacts from nonperformance risk and annual assumption changes.

Benefits and Expenses

Total benefits and expenses increased $559.3 million from $71.6 million to $630.9 million primarily due to changes in Interest credited and other benefits to contract owners/policyholders, partially offset by a decrease in Net amortization of DAC and VOBA and changes in Other expense.

Interest credited and other benefits to contract owners/policyholders changed $786.8 million from $(344.7) million to $442.1 million primarily due to the change in the amount of equity and interest rate derivative gains/losses transferred under the combined coinsurance and coinsurance funds withheld agreement with SLDI (the corresponding offsetting amount is reported in Total net realized capital gains (losses)) and unfavorable guaranteed benefit reserve changes due to lower fund returns compared to prior period. These increases were partially offset by lower amortization of sales inducements due to lower gross profits in the current period compared to the prior period.

Net amortization of DAC and VOBA decreased $213.4 million from $284.9 million to $71.5 million primarily due to lower amortization as a result of lower gross profits in the current period compared to the prior period and favorable DAC and VOBA unlocking resulting from prospective assumption changes. Partially offsetting this variance is unfavorable DAC and VOBA unlocking in the current period compared to the prior period mainly as a result of unfavorable equity market movements.

Other expense changed $20.3 million from $14.6 million to $(5.7) million primarily due to lower amortization on deferred reinsurance losses as a result of prospective assumption changes.

Income Taxes

Income tax expense (benefit) increased $45.7 million from $62.8 million to $108.5 million primarily due to an increase in income before taxes and a decrease in the dividends received deduction, partially offset by a decrease in the valuation allowance.

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

Our results of operations for the nine months ended September 30, 2014 and 2013 and changes therein, primarily reflect changes in Total net realized capital gains (losses), a decrease in Net amortization of DAC and VOBA, an increase in Premiums and a decrease in Other expense, partially offset by changes in Interest credited and other benefits to contract owners/policyholders and an increase in Operating expenses.

Revenues

Total revenues increased $1,418.4 million from $309.1 million to $1,727.5 million primarily due to changes in Total net realized capital gains (losses) and an increase in Premiums.

Premiums increased $71.4 million from $339.6 million to $411.0 million primarily due to higher payout annuities with life contingencies, partially offset by lower assumed stop loss premiums due to the novation of a reinsurance agreement in the third quarter of 2013.

Total net realized capital gains (losses) changed $1,344.9 million from $(1,622.8) million to $(277.9) million due to changes in annuity hedging derivatives, partially offset by unfavorable changes in the fair value of embedded derivatives on product guarantees. Under the variable annuity and fixed indexed annuity hedge programs, changes in equity and interest markets during the nine months ended September 30, 2014 resulted in net gains of $18.4 million on equity, interest and foreign exchange derivatives compared to net losses of $2,357.9 million during the nine months ended September 30, 2013, a favorable change of $2,376.3 million. A portion of these derivative results (losses of $21.2 million for the nine months ended September 30, 2014 and losses of $2,263.9 million for the nine months ended September 30, 2013) were ceded to SLDI under the combined coinsurance and coinsurance funds withheld agreement and an offset is recorded to Interest credited and other benefits to contract owners/policyholders. Favorable net changes of $37.3 million in the fair value of fixed maturities using fair value option as a result of lower increases in interest rates in the current period compared to the prior period also contributed to the variance. Partially offsetting these variances were unfavorable net changes of $1,078.7 million in the fair value of embedded derivatives on variable annuity and fixed indexed annuity product guarantees (from a gain of $829.0 million for the nine months ended September 30, 2013 to a loss of $249.7 million for the nine months ended September 30, 2014) due to unfavorable impacts from interest rates, equity market movements, partially offset by the favorable impact from nonperformance risk and annual assumption changes.

Benefits and Expenses

Total benefits and expenses increased $1,298.1 million from $207.7 million to $1,505.8 million primarily due to changes in Interest credited and other benefits to contract owners/policyholders and an increase in Operating expenses, partially offset by decreases in Net amortization of DAC and VOBA and Other expense.

Interest credited and other benefits to contract owners/policyholders changed $2,503.6 million from $(1,404.8) million to $1,098.8 million primarily due to the change in the amount of equity and interest rate derivative gains/losses transferred under the combined coinsurance and coinsurance funds withheld agreement with SLDI (the corresponding offsetting amount is reported in Total net realized capital gains (losses)), the change in the embedded derivative on the two coinsurance funds withheld arrangements and unfavorable guaranteed benefit reserve changes due to lower fund returns compared to prior period. These increases were partially offset by lower amortization of sales inducements as a result of lower gross profits in the current period compared to the prior period.

Operating expenses increased $20.9 million from $335.4 million to $356.3 million primarily due to higher commissions and higher administrative expenses.

Net amortization of DAC and VOBA decreased $1,208.4 million from $1,230.1 million to $21.7 million primarily due to lower amortization as a result of lower gross profits in the current period compared to the prior period and higher amortization resulting from $306.0 million of loss recognition on DAC and VOBA in the prior period that did not repeat in the current period. Favorable DAC and VOBA unlocking resulting from prospective assumption changes also contributed to the decrease. Partially offsetting these variances was favorable DAC and VOBA unlocking in the prior period that did not repeat in the current period.

Other expense decreased $18.0 million from $25.9 million to $7.9 million primarily due to lower amortization on deferred reinsurance losses as a result of prospective assumption changes.

Income Taxes

Income tax expense (benefit) decreased $63.1 million from $151.1 million to $88.0 million primarily due to a decrease in the valuation allowance, partially offset by an increase in income before taxes and a decrease in the dividends received deduction.

Financial Condition

Investments

Investment Strategy

Our investment strategy seeks to achieve sustainable risk-adjusted returns by focusing on principal preservation, disciplined matching of asset characteristics with liability requirements and the diversification of risks. Investment activities are undertaken according to investment policy statements that contain internally established guidelines and risk tolerances and are required to comply with applicable laws and insurance regulations. Risk tolerances are established for credit risk, credit spread risk, market risk, liquidity risk and concentration risk across issuers, sectors and asset types that seek to mitigate the impact of cash flow variability arising from these risks.

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

See the Investments Note in our Condensed Financial Statements in Part I., Item 1. in this Form 10-Q.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

($ in millions)	September 30, 2014		December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$21,459.5	81.3%	$21,105.9	79.7%
Fixed maturities, at fair value using the fair value option	462.0	1.7%	385.0	1.5%
Equity securities, available-for-sale	6.7	—%	6.1	—%
Short-term investments(1)	263.6	1.0%	567.0	2.1%
Mortgage loans on real estate	2,907.9	11.0%	2,837.3	10.7%
Policy loans	88.3	0.3%	94.9	0.4%
Limited partnerships/corporations	176.3	0.7%	133.2	0.5%
Derivatives	396.2	1.5%	342.4	1.3%
Other investments	55.6	0.2%	56.2	0.2%
Securities pledged	599.3	2.3%	959.2	3.6%
Total investments	$26,415.4	100.0%	$26,487.2	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as follows as of the dates indicated:

($ in millions)	September 30, 2014
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed Maturities:
U.S. Treasuries	$989.3	4.7%	$1,039.7	4.6%
U.S. Government agencies and authorities	111.5	0.5%	115.5	0.5%
State, municipalities and political subdivisions	93.4	0.4%	97.9	0.4%
U.S. corporate securities	10,809.8	51.0%	11,468.0	50.9%
Foreign securities(1)	5,346.5	25.3%	5,666.3	25.2%
Residential mortgage-backed securities	1,978.8	9.3%	2,143.0	9.5%
Commercial mortgage-backed securities	1,506.8	7.1%	1,615.2	7.2%
Other asset-backed securities	367.6	1.7%	375.2	1.7%
Total fixed maturities, including securities pledged	$21,203.7	100.0%	$22,520.8	100.0%
(1) Primarily U.S. dollar denominated.
($ in millions)	December 31, 2013
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed Maturities:
U.S. Treasuries	$1,880.9	8.7%	$1,856.8	8.3%
U.S. Government agencies and authorities	102.5	0.5%	102.3	0.5%
State, municipalities and political subdivisions	50.1	0.2%	51.3	0.2%
U.S. corporate securities	10,292.8	47.7%	10,637.1	47.4%
Foreign securities(1)	5,158.3	23.9%	5,394.7	24.0%
Residential mortgage-backed securities	2,103.3	9.7%	2,252.1	10.0%
Commercial mortgage-backed securities	1,471.3	6.8%	1,615.3	7.2%
Other asset-backed securities	534.5	2.5%	540.5	2.4%
Total fixed maturities, including securities pledged	$21,593.7	100.0%	$22,450.1	100.0%
(1) Primarily U.S. dollar denominated.

As of September 30, 2014, the average duration of our fixed maturities portfolio, including securities pledged, was between 6 and 6.5 years.

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

The NAIC adopted revised designation methodologies for non-agency RMBS, including RMBS backed by subprime mortgage loans reported within ABS and for CMBS. The NAIC's objective with the revised designation methodologies for these structured securities was to increase the accuracy in assessing expected losses and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The NAIC designations for structured securities, including subprime and Alt-A RMBS, are based upon a comparison of the bond's amortized cost to the NAIC's loss expectation for each security. Securities where modeling results in no expected loss in each scenario are considered to have the highest designation of NAIC 1. A large percentage of our RMBS securities carry a NAIC 1 designation while the ARO rating indicates below investment grade. This is primarily due to the credit and intent impairments recorded by us that reduced the amortized cost on these securities to a level resulting in no expected loss in any scenario, which corresponds to a NAIC 1 designation. The revised methodology reduces regulatory reliance on rating agencies and allows for greater regulatory input into the assumptions used to estimate expected losses from such structured securities. In the tables below, we present the rating of structured securities based on ratings from the revised NAIC rating methodologies described above (which may not correspond to rating agency designations). NAIC designations (e.g., NAIC 1-6) are based on the revised NAIC methodologies.

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

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of September 30, 2014 and December 31, 2013, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

•	when three ratings are received then the middle rating is applied;

•	when two ratings are received then the lower rating is applied;

•	when a single rating is received, the ARO rating is applied; and

•	when ratings are unavailable then an internal rating is applied.

Total fixed maturities by NAIC designation category, including securities pledged, were as follows as of the dates indicated:

($ in millions)	September 30, 2014
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,039.7	$—	$—	$—	$—	$—	$1,039.7
U.S. Government agencies and authorities	115.5	—	—	—	—	—	115.5
State, municipalities and political subdivisions	95.0	2.9	—	—	—	—	97.9
U.S. corporate securities	5,795.9	5,143.4	457.1	58.4	0.8	12.4	11,468.0
Foreign securities(1)	1,744.5	3,611.2	284.6	23.4	—	2.6	5,666.3
Residential mortgage-backed securities	2,030.3	30.9	18.2	8.2	21.8	33.6	2,143.0
Commercial mortgage-backed securities	1,607.0	—	4.1	4.1	—	—	1,615.2
Other asset-backed securities	322.2	27.2	13.1	6.6	4.3	1.8	375.2
Total fixed maturities	$12,750.1	$8,815.6	$777.1	$100.7	$26.9	$50.4	$22,520.8
% of Fair Value	56.6%	39.1%	3.5%	0.5%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2013
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,856.8	$—	$—	$—	$—	$—	$1,856.8
U.S. Government agencies and authorities	102.3	—	—	—	—	—	102.3
State, municipalities and political subdivisions	50.2	0.2	0.9	—	—	—	51.3
U.S. corporate securities	5,120.3	5,107.2	339.5	58.9	—	11.2	10,637.1
Foreign securities(1)	1,473.9	3,593.9	316.2	8.1	—	2.6	5,394.7
Residential mortgage-backed securities	2,121.7	29.9	30.2	10.1	23.7	36.5	2,252.1
Commercial mortgage-backed securities	1,604.5	—	5.9	4.9	—	—	1,615.3
Other asset-backed securities	481.4	30.8	14.3	6.6	4.5	2.9	540.5
Total fixed maturities	$12,811.1	$8,762.0	$707.0	$88.6	$28.2	$53.2	$22,450.1
% of Fair Value	57.1%	39.0%	3.1%	0.4%	0.1%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

Total fixed maturities by ARO quality rating category, including securities pledged, were as follows as of the dates indicated:

($ in millions)	September 30, 2014
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$1,039.7	$—	$—	$—	$—	$1,039.7
U.S. Government agencies and authorities	115.5	—	—	—	—	115.5
State, municipalities and political subdivisions	14.6	53.3	27.1	2.9	—	97.9
U.S. corporate securities	305.5	703.0	4,829.2	5,120.1	510.2	11,468.0
Foreign securities(1)	31.8	509.0	1,347.4	3,531.6	246.5	5,666.3
Residential mortgage-backed securities	1,767.1	7.1	11.2	39.3	318.3	2,143.0
Commercial mortgage-backed securities	869.2	284.6	153.8	86.5	221.1	1,615.2
Other asset-backed securities	198.8	7.9	26.4	20.1	122.0	375.2
Total fixed maturities	$4,342.2	$1,564.9	$6,395.1	$8,800.5	$1,418.1	$22,520.8
% of Fair Value	19.3%	6.9%	28.4%	39.1%	6.3%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2013
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$1,856.8	$—	$—	$—	$—	$1,856.8
U.S. Government agencies and authorities	102.3	—	—	—	—	102.3
State, municipalities and political subdivisions	9.7	31.2	9.3	0.2	0.9	51.3
U.S. corporate securities	311.2	634.5	4,241.8	5,026.7	422.9	10,637.1
Foreign securities(1)	20.7	444.6	1,150.4	3,536.5	242.5	5,394.7
Residential mortgage-backed securities	1,821.9	12.1	13.4	47.1	357.6	2,252.1
Commercial mortgage-backed securities	744.9	403.3	157.8	109.5	199.8	1,615.3
Other asset-backed securities	344.8	10.4	30.8	22.5	132.0	540.5
Total fixed maturities	$5,212.3	$1,536.1	$5,603.5	$8,742.5	$1,355.7	$22,450.1
% of Fair Value	23.2%	6.8%	25.0%	38.9%	6.1%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, decreased $221.7 million from $323.4 million to $101.7 million for the nine months ended September 30, 2014. The decrease is primarily due to declining interest rates.

As of September 30, 2014, we did not have any individual fixed maturities with an unrealized capital loss in excess of $10.0 million. As of December 31, 2013, we had one fixed maturity with an unrealized capital loss in excess of $10.0 million. The unrealized capital losses on this fixed maturity equaled 3.1% of the total unrealized losses. See the Investments Note in our Condensed Financial Statements in Part I., Item 1. in this Form 10-Q for further information on unrealized capital losses.

Subprime and Alt-A Mortgage Exposure

The performance of pre-2008 vintage subprime and Alt-A mortgage collateral has exhibited sustained signs of recovery, after struggling through a multi-year correction in nationwide home values. While collateral losses continue to be realized, serious delinquencies and other measures of performance, like prepayments and severities, have displayed sustained periods of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity increased substantially since the credit crisis. Despite these improvements, the sector remains susceptible to various market risks. For example, early in the third quarter of 2013, the upward momentum in bond prices and market liquidity was disrupted, at least in part, by the pick-up in interest rate volatility. As this volatility dissipated, prices and liquidity recovered into the end of the year, supported by strength in the U.S. economy and, more specifically, the housing market. The nine months ended September 30, 2014 have been characterized by continued stability in underlying fundamentals, despite the adverse seasonal related impacts observed in certain housing activity related measures in the first quarter. More recently, weakness observed in activity measures in the first quarter has been observed in home price measures.  While home prices continue to look higher year-over-year, the magnitude of year-over-year price changes has moved lower. In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of September 30, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $165.3 million, $162.0 million and $8.8 million, respectively, representing 0.7% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $178.1 million, $180.0 million and $12.9 million, respectively, representing 0.8% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
September 30, 2014
	1	69.5%	AAA	—%	2007	12.3%
	2	14.9%	AA	0.3%	2006	6.7%
	3	7.9%	A	12.7%	2005 and prior	81.0%
	4	4.0%	BBB	10.7%		100.0%
	5	2.6%	BB and below	76.3%
	6	1.1%		100.0%
		100.0%
December 31, 2013
	1	69.2%	AAA	—%	2007	11.5%
	2	15.7%	AA	0.8%	2006	6.6%
	3	7.9%	A	12.0%	2005 and prior	81.9%
	4	3.7%	BBB	11.0%		100.0%
	5	2.5%	BB and below	76.2%
	6	1.0%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" section above. As of September 30, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $108.7 million, $95.4 million and $1.4 million, respectively, representing 0.5% of total fixed maturities including securities pledged, based on fair value. As of December 31, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $120.4 million, $111.3 million and $3.4 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to Alt-A RMBS by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
September 30, 2014
	1	89.7%	AAA	—%	2007	32.4%
	2	4.2%	AA	—%	2006	19.7%
	3	5.0%	A	0.4%	2005 and prior	47.9%
	4	1.1%	BBB	3.3%		100.0%
	5	—%	BB and below	96.3%
	6	—%		100.0%
		100.0%
December 31, 2013
	1	89.7%	AAA	—%	2007	33.7%
	2	4.4%	AA	—%	2006	19.9%
	3	4.0%	A	1.0%	2005 and prior	46.4%
	4	1.9%	BBB	2.9%		100.0%
	5	—%	BB and below	96.1%
	6	—%		100.0%
		100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and the percentage of delinquent loans has declined through 2013 and almost all of 2014. Other performance metrics like vacancies, property values and rent levels have also shown improvements, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. In addition, a robust environment for property refinancing has continued to be supportive of improving credit performance metrics into 2014. The new issue market for CMBS has been a major contributor to the refinance environment. It has continued its recovery from the credit crisis with meaningful new issuance in 2014, following five straight years of increasing new issuance volumes since the credit crisis. The volume for the nine months ended September 30, 2014, remains robust, reflective of the active and competitive refinancing market.

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

The following table presents our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
September 30, 2014
	1	99.5%	AAA	53.8%	2014	6.8%
	2	—%	AA	17.6%	2013	4.4%
	3	0.2%	A	9.5%	2012	—%
	4	0.3%	BBB	5.4%	2011	—%
	5	—%	BB and below	13.7%	2010	—%
	6	—%		100.0%	2009	—%
		100.0%			2008 and prior	88.8%
						100.0%

December 31, 2013
	1	99.3%	AAA	46.0%	2013	4.1%
	2	—%	AA	25.0%	2012	—%
	3	0.4%	A	9.8%	2011	—%
	4	0.3%	BBB	6.8%	2010	—%
	5	—%	BB and below	12.4%	2009	—%
	6	—%		100.0%	2008	0.7%
		100.0%			2007 and prior	95.2%
						100.0%

As of September 30, 2014, the fair value and amortized cost related to our exposure to Other ABS, excluding subprime exposure, totaled $214.2 million and $207.8 million, respectively. There were no gross unrealized losses related to Other ABS. As of December 31, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, totaled $367.3 million, $357.1 million and $0.3 million, respectively.

As of September 30, 2014, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated Collateralized loan obligations ("CLO") and automobile receivables, comprising 45.6%, 3.5% and 19.7%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2013, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated CLOs and automobile receivables, comprising 28.6%, 4.7% and 42.4%, respectively, of total Other ABS, excluding subprime exposure.

The following table summarizes our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
September 30, 2014
	1	98.8%	AAA	92.8%	2014	13.2%
	2	1.2%	AA	3.5%	2013	4.3%
	3	—%	A	2.5%	2012	10.9%
	4	—%	BBB	1.2%	2011	3.9%
	5	—%	BB and below	—%	2010	2.3%
	6	—%		100.0%	2009	4.9%
		100.0%			2008 and prior	60.5%
						100.0%

December 31, 2013
	1	98.9%	AAA	93.9%	2013	11.7%
	2	0.8%	AA	2.4%	2012	25.3%
	3	—%	A	2.6%	2011	7.7%
	4	—%	BBB	0.8%	2010	2.3%
	5	—%	BB and below	0.3%	2009	7.7%
	6	0.3%		100.0%	2008	1.1%
		100.0%			2007 and prior	44.2%
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

Mortgage Loans on Real Estate

We rate commercial mortgages to quantify the level of risk. We place those loans with higher risk on a watch list and closely monitor these loans for collateral deficiency or other credit events that may lead to a potential loss of principal and/or interest. If we determine the value of any mortgage loan to be other-than-temporary impairments ("OTTI") (i.e., when it is probable that we will be unable to collect amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan's effective interest rate, or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing an other-than-temporary write-down recorded in Net realized capital gains (losses) in the Condensed Statements of Operations.

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

As of September 30, 2014 our mortgage loans on real estate portfolio had a weighted average DSC of 2.0 times and a weighted average LTV of 60.2%. As of December 31, 2013, our mortgage loans on real estate portfolio had a weighted average DSC of 2.0 times, and a weighted average LTV ratio of 59.3%. See Investments Note in Condensed Financial Statements in Part I, Item I. in this Form 10-Q for further information on mortgage loans on real estate.

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
September 30, 2014
Loan-to-Value Ratios:
0% - 50%	$323.3	$65.5	$6.5	$7.5	$—	$402.8	13.8%
>50% - 60%	565.4	63.9	66.4	33.3	—	729.0	25.1%
>60% - 70%	1,194.2	267.8	163.9	17.8	2.3	1,646.0	56.6%
>70% - 80%	23.7	62.2	24.7	13.8	—	124.4	4.3%
>80% and above	—	—	1.0	5.7	—	6.7	0.2%
Total	$2,106.6	$459.4	$262.5	$78.1	$2.3	$2,908.9	100.0%

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2013
Loan-to-Value Ratios:
0% - 50%	$379.1	$44.7	$53.3	$22.7	$—	$499.8	17.6%
>50% - 60%	546.2	124.0	39.8	51.3	—	761.3	26.8%
>60% - 70%	1,052.9	260.0	123.4	21.8	—	1,458.1	51.4%
>70% - 80%	25.0	39.8	23.7	24.1	—	112.6	4.0%
>80% and above	—	—	—	6.6	—	6.6	0.2%
Total	$2,003.2	$468.5	$240.2	$126.5	$—	$2,838.4	100.0%

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

During the three and nine months ended September 30, 2014, we recorded $1.2 million and $2.4 million, respectively, of credit related OTTI of which the primary contributor being $0.5 million and $1.1 million, respectively, of write-downs recorded in the RMBS sector on securities collateralized by Alt-A residential mortgage-backed securities. See the Investments Note in our Condensed Financial Statements in Part I., Item 1. of this Form 10-Q for further information on OTTI.

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

The financial turmoil in Europe continues to be a potential threat to global capital markets and remains a challenge to global financial stability. Additionally, the possibility of capital market volatility spreading through a highly integrated and interdependent banking system remains. Despite signs of continuous improvement in the region, it is our view that the risk among European sovereigns and financial institutions still warrants scrutiny, in addition to our customary surveillance and risk monitoring, given how highly correlated these sectors of the region have become.

The United States and European Union have recently imposed sanctions against select Russian businesses in response to the ongoing conflict in eastern Ukraine.  We remain comfortable with our aggregate Russian exposure of $51.6 million, given its relatively small allocation in our total investment portfolio.

We quantify and allocate our exposure to the region, as described in the table below, by attempting to identify aspects of the region or country risk to which we are exposed. Among the factors we consider are the nationality of the issuer, the nationality of the issuer's ultimate parent, the corporate and economic relationship between the issuer and its parent, as well as the political, legal and economic environment in which each functions. By undertaking this assessment, we believe that we develop a more accurate assessment of the actual geographic risk, with a more integrated understanding of contributing factors to the full risk profile of the issuer.

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

As of September 30, 2014, we had $251.3 million of exposure to peripheral Europe, which consisted of a broadly diversified portfolio of credit-related investments primarily in the industrial and utility sectors. We did not have any fixed maturities or equity securities exposure to European sovereigns or financial institutions based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Ireland of $98.0 million, Italy of $71.7 million and Spain of $81.6 million. We did not have any exposure to Greece or Portugal. As of September 30, 2014, we did not have any exposure to derivative assets within the financial institutions based in peripheral Europe. For purposes of calculating the derivative assets exposure, we have aggregated exposure to single name and portfolio product CDS, as well as non-CDS derivative exposure for which it either had counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $2.6 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of September 30, 2014, our sovereign exposure was $81.9 million, which consisted of fixed maturities. We also had $402.3 million in net exposure to non-peripheral financial institutions with a concentration in France of $109.3 million, The Netherlands of $85.2 million, Switzerland of $53.0 million and the United Kingdom of $117.4 million. The balance of $2.1 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration in The Netherlands of $357.9 million and the United Kingdom of $938.2 million, we had significant non-peripheral European total country exposures to France of $332.2 million, Germany of $260.5 million and Switzerland of $257.0 million. We place additional scrutiny on our financial exposure in the United Kingdom, France and Switzerland given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, should the European crisis worsen or fail to be resolved.

The following table presents our European exposures at fair value and amortized cost as of September 30, 2014.

($ in millions)	Fixed Maturities and Equity Securities					Loan and Receivables Sovereign (Amortized Cost)	Derivative Assets					Net Non-U.S. Funded at September 30, 2014(1)
	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)		Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin & Collateral	Total, (Fair Value)
Ireland	$—	$—	$97.6	$97.6	$91.8	$—	$—	$—	$0.4	$—	$0.4	$98.0
Italy	—	—	71.7	71.7	67.8	—	—	—	—	—	—	71.7
Spain	—	—	81.6	81.6	72.9	—	—	—	—	—	—	81.6
Total Peripheral Europe	$—	$—	$250.9	$250.9	$232.5	$—	$—	$—	$0.4	$—	$0.4	$251.3

France	—	70.5	222.9	293.4	273.1	—	—	48.4	—	9.6	38.8	332.2
Germany	—	12.2	248.3	260.5	250.3	—	—	—	—	—	—	260.5
Netherlands	—	85.2	272.7	357.9	328.7	—	—	7.9	—	7.9	—	357.9
Norway	—	—	135.0	135.0	126.8	—	—	—	—	—	—	135.0
Switzerland	—	52.3	203.6	255.9	242.5	—	—	0.7	0.4	—	1.1	257.0
United Kingdom	—	102.2	820.8	923.0	875.9	—	—	80.9	—	65.7	15.2	938.2
Other non-peripheral(2)	81.9	25.2	229.8	336.9	318.3	—	—	—	—	—	—	336.9
Total Non-Peripheral Europe	81.9	347.6	2,133.1	2,562.6	2,415.6	—	—	137.9	0.4	83.2	55.1	2,617.7
Total	$81.9	$347.6	$2,384.0	$2,813.5	$2,648.1	$—	$—	$137.9	$0.8	$83.2	$55.5	$2,869.0
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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business.  We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, Inc. an affiliate, whereby either party can borrow from the other up to 3.0% of our statutory net admitted assets, excluding Separate Accounts, as of the prior December 31. As of September 30, 2014 and December 31, 2013, we did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either the Company or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 50.5% of our assets in marketable securities.  These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and CMO and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral.  Under our Liquidity Plan, up to 12.0% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs.  At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of September 30, 2014, we had securities lending obligations of $130.9 million, which represents approximately 0.2% of our general account statutory admitted assets.

We believe that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the nine months ended September 30, 2014 and 2013, we did not receive any capital contributions from our Parent.

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

Also effective June 30, 2008, we entered into a services agreement with SLDI, under which we provide certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement. For the three and nine months ended September 30, 2014, revenue related to the agreement was $3.1 million and $9.3 million, respectively. For the three and nine months ended September 30, 2013, revenue related to the agreement was $3.1 million and $9.2 million, respectively.

Effective July 1, 2009, the reinsurance agreement was amended and restated to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to us and we deposited those assets into a funds withheld trust account.  As of September 30, 2014, the assets on deposit in the trust account were $3.8 billion.  We also established a corresponding funds withheld liability to SLDI, which is included in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets. Funds held under reinsurance treaties with affiliates had a balance of $3.7 billion and $3.6 billion, as of September 30, 2014 and December 31, 2013, respectively. In addition, as of September 30, 2014 and December 31, 2013, we had an embedded derivative with a value of $134.2 million and $(34.7) million, respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets.

Also effective July 1, 2009, we and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account. SLDI has retained its affiliate, Voya Investment Management LLC, (name changed from ING Investment Management LLC on May 1, 2014) as subadviser for the funds withheld account.

Effective October 1, 2011, we and SLDI entered into an amended and restated automatic reinsurance agreement in order to provide more flexibility to us and SLDI with respect to the collateralization of the reserves related to the variable annuity guaranteed living benefits reinsured under the agreement. As of September 30, 2014 and December 31, 2013, reserves ceded by us under this agreement were $2.4 billion and $2.1 billion, respectively.  In addition, a deferred loss in the amount of $316.6 million and $315.7 million as of September 30, 2014 and December 31, 2013, respectively, is included in Other assets on the Condensed Balance Sheets and is amortized over the period of benefit in Other expense in the Condensed Statements of Operations.

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

Company	A.M. Best	Fitch	Moody's	S&P
Voya Insurance and Annuity Company
Financial Strength Rating	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A- (3 of 9)
Short-term Issuer Credit Rating(1)	NR	NR	WD	WD
(1) Effective March 5, 2014, we requested S&P to withdraw ("WD") the short-term issuer credit rating as the rating was necessary only for the marketing and distribution of products no longer offered by us. Effective September 22, 2014, we requested Moody's to WD the short-term issuer rating as the rating was necessary only for the marketing and distribution of products no longer offered by us.

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

Ratings actions affirmation and outlook changes by S&P, Moody's, Fitch and A.M. Best from January 1, 2014 through November 12, 2014 are as follows:

•	On September 4, 2014, Fitch affirmed the ratings of Voya Financial, Inc. and its operating subsidiaries, including us, and maintained its Positive outlook.

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

As of the dates indicated, the guaranteed value of these death benefits in excess of account values, was estimated to be as follows:

($ in millions)	September 30, 2014
Net amount at risk, before reinsurance	$5,634
Net amount at risk, net of reinsurance	5,199
December 31, 2013
Net amount at risk, before reinsurance	$5,498
Net amount at risk, net of reinsurance	5,007

The increase in the guaranteed value of these death benefits was primarily driven by roll-up and ratchet features.

The additional liabilities recognized related to GMDB's, as of the dates indicated, were as follows:

($ in millions)	September 30, 2014
Separate account liability	$39,626.1
Additional liability balance	379.2
December 31, 2013
Separate account liability	$42,008.3
Additional liability balance	339.0

The above additional liability recorded by us, net of reinsurance, represented the estimated net present value of our future obligation for guaranteed minimum death benefits in excess of account values. The increase in the additional liability is mainly due to the roll-up and ratchet features.

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

The following guaranteed living benefits information is as of the dates indicated:

($ in millions)	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
	September 30, 2014
Net amount at risk, before reinsurance	$17	$3,139
Net amount at risk, net of reinsurance	17	—
	December 31, 2013
Net amount at risk, before reinsurance	$19	$2,113
Net amount at risk, net of reinsurance	19	—

The net amount at risk for the reinsured living benefits is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contract holder over the current account value. The methodology used to calculate the net amount at risk partially reflects the current interest rate environment and also includes a provision for the expected mortality of the clients covered by these living benefits. The increase in the net amount at risk of these living benefits from December 31, 2013 to September 30, 2014 was primarily driven by decreasing interest rates during 2014.

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

The separate account liabilities subject to the requirements for additional reserve liabilities under ASC Topic 944 for minimum guaranteed benefits and the additional liabilities recognized related to minimum guarantees, by type, as of the dates indicated were as follows:

($ in millions)	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
	September 30, 2014
Separate account liability	$758.8	$29,976.3
Additional liability balance, net of reinsurance	28.8	641.1
	December 31, 2013
Separate account liability	$878.2	$31,642.8
Additional liability balance, net of reinsurance	28.7	414.0

As of September 30, 2014 and December 31, 2013, the above additional liabilities for non-reinsured living benefits recorded by us, net of reinsurance, represent the estimated net present value of our future obligations for these benefits. The above additional liabilities for reinsured living benefits recorded by us, net of reinsurance, represent the present value of future claims less the present value of future attributed fees (GMWBLs) or the benefits ratio approach (GMIBs), less the reinsurance ceded reserve calculated under Accounting Standards Codification Topic 944. The additional liability for GMIBs was zero. The entire increase in the additional liability balance for reinsured living benefits corresponds to the GMWBL liability which increased mainly due to decreasing interest rates during the year.

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

Variable Annuity Capital Hedge Overlay ("CHO") Program

Variable annuity guaranteed benefits are hedged based on their economic or fair value; however, the statutory reserves and rating agency required assets are not based on a market value. When equity markets decrease, the statutory reserve and rating agency required assets for the variable annuity guaranteed benefits can increase more quickly than the value of the derivatives held under the Variable Annuity Guarantee Hedge Program. This causes regulatory reserves to increase and rating agency capital to decrease. The CHO program is intended to mitigate equity risk to the regulatory and rating agency capital of the Company. The hedge is executed through the purchase and sale of equity index derivatives and variance swaps, and is designed to limit the uncovered reserve and rating agency capital increases and certain rebalancing costs in an immediate down equity market scenario to an amount we believe prudent for a company of our size and scale. This amount will change over time with market movements, changes in regulatory and rating agency capital, available collateral and our risk tolerance.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Financial Statements in Part I., Item 1. of this Form 10-Q.

Item 1A.    Risk Factors

Explanatory Note

In the third quarter of each year, we undertake our annual review of the actuarial assumptions, including projection model inputs. These updates are reflected in our financial results for the three and nine months ended September 30, 2014 and 2013, net of amortization of DAC/VOBA and DSI and reinsurance with SLDI.

The annual assumptions review includes a review of policyholder behavior assumptions, mortality assumptions, and projection model inputs for our closed block of variable annuity products. We believe that is it appropriate to update the risk factor contained in our Annual Report on Form 10-K relating to assumptions affecting our closed block of variable annuity products to the extent that a notable change to the risk factor has occurred due to the assumptions update.

The following risk factor does not disclose all risks relating to our closed block of variable annuity products, and should be read in conjunction with the risk factors contained in our Annual Report on Form 10-K, as well as the relevant information contained in management’s discussion and analysis of financial condition and results of operation and the financial statements contained in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

The performance of our closed block of variable annuity products depends on assumptions that may not be accurate.
Our in-force closed block of variable annuity products is subject to risks associated with the future behavior of policyholders and future claims payment patterns, using assumptions for mortality experience, lapse rates, GMIB annuitization rates and GMWBL withdrawal rates. We are required to make assumptions about these behaviors and patterns, which may not reflect the actual behaviors and patterns we experience in the future. It is possible that future assumption changes could produce reserve changes that could be material, before considering the impact of reinsurance with SLDI.

In particular, we have only minimal experience on policyholder behavior for our GMIB products and as a result, future experience could lead to significant changes in our assumptions. Our GMIB contracts, most of which were issued during the period from 2004 to 2006, have a ten-year waiting period before annuitization is available. These contracts first become eligible to annuitize during the period from 2014 through 2016 but contain significant incentives to delay annuitization beyond the first eligibility date. As a result, although we have increased experience on policyholder behavior for the first opportunity to annuitize, we have only a statistically small sample of experience used to set annuitization rates beyond the first eligibility date. Therefore, we anticipate that observable experience data will become statistically credible later this decade, when a large volume of GMIB benefits begin to reach their maximum benefit over the four-year period from 2019 to 2022. It is possible, however, that policyholders may choose to annuitize soon after the first annuitization date, rather than delay annuitization to receive increased guarantee benefits, in which case we may have increasingly statistically credible experience as early as the period from 2015 through 2016.

Similarly, most of our GMWBL contracts are still in the first four to six policy years, so our assumptions for withdrawal from contracts with GMWBL benefits may change as experience emerges. In addition, like our GMIB contracts, many of our GMWBL contracts contain significant incentives to delay withdrawal. Our experience for GMWBL contracts has become more credible, which resulted in our current best estimate assumption reflecting meaningfully longer delays in utilization than the previous assumption. It is possible, however, that policyholders may choose to withdraw sooner than the current best estimate assumes. We expect customer decisions on withdrawal will be influenced by customers’ financial plans and needs as well as by interest rate and market conditions over time and by the availability and features of competing products.

We also make estimates of expected lapse rates, which represent the probability that a policy will not remain in force from one period to the next, for our in-force closed block of variable annuity products. Lapse rates of our variable annuity contracts may be significantly impacted by the value of guaranteed minimum benefits relative to the value of the underlying separate accounts (account value or account balance). In general, policies with guarantees that are “in the money” (i.e., where the notional benefit amount is in excess of the account value) are assumed to be less likely to lapse. Conversely, “out of the money” guarantees are assumed to be more likely to lapse as the policyholder has less incentive to retain the policy. Lapse rates could also be adversely affected generally by developments that affect customer perception of us.

Our variable annuity lapse rate experience has varied significantly over the period from 2006 to the present, reflecting among other factors, both pre-and post-financial crisis experience. Relative to our current expectations, actual lapse rates have generally demonstrated a declining trend over the period from 2006 to the present. We analyze actual experience over that entire period, as we believe that over the duration of the closed block of variable annuity policies we may experience the full range of policyholder behavior and market conditions. However, Management’s current best estimate of variable annuity policyholder lapse behavior is more heavily weighted toward more recent experience, as the last three years of data have shown a more consistent trend of lapse behavior.
Actual lapse rates that are lower than our lapse rate assumptions could have an adverse effect on our reserves for future policy benefits, before reinsurance. A significant portion of these reserves are reinsured to SLDI.

The development of a secondary market for third-party investor strategies in the annuities business could also adversely affect the profitability of existing business by reducing lapse rates of in-the-money contracts in excess of current expectations or by causing living benefits to be elected at points in time that are more unfavorable than our current expectations.

We make estimates regarding mortality, which refers to the ceasing of life contingent benefit payments due to the death of the annuitant. Mortality also refers to the incidence of death amongst policyholders triggering the payment of Guaranteed Minimum Death Benefits. We use a combination of actual and industry experience when setting our mortality assumptions.

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

Item 5.    Other Information

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which was signed into law on August 10, 2012, added a new subsection (r) to Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which requires us to disclose whether the Company or any of its affiliates, including ING Groep N.V. ("ING Group") or its affiliates has engaged during the quarter ended September 30, 2014 in certain Iran-related activities, including any transaction or dealing with the Government of Iran that is not conducted pursuant to a specific authorization of the U.S. Government.

Neither Voya Financial, Inc. nor any of its subsidiaries, including the Company have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended September 30, 2014. The disclosure below relates solely to a limited legacy portfolio of guarantees, accounts, loans and relationships maintained by ING Bank N.V. ("ING Bank"), a subsidiary of ING Group and therefore an affiliate of Voya Financial, Inc. and the Company and does not relate to any activities conducted by Voya Financial, Inc. or its subsidiaries, including the Company, or involve the management of Voya Financial, Inc. or its subsidiaries, including the Company.

Other than the transactions described below, at no time during the quarter ended September 30, 2014, did ING Group or any of its affiliates knowingly conduct or engage in any activities that would require disclosure to the U.S. Securities and Exchange Commission pursuant to Section 13(r) of the Exchange Act. ING Bank maintains a limited legacy portfolio of guarantees, accounts and loans that involve various entities owned by the Government of Iran. ING Bank also has limited legacy relationships with certain persons who are designated under Executive Orders 13224 and 13382. These positions remain on the books, but accounts related thereto may be 'frozen' under applicable laws and procedures. In such cases, any interest or other payments ING Bank is legally required to make in connection with said positions are made into 'frozen' accounts. Funds can only be withdrawn by relevant parties from these 'frozen' accounts after due regulatory consent from the relevant competent authorities. ING Bank has strict controls in place to ensure that no unauthorized account activity takes place while the account is 'frozen'. ING Bank may receive loan repayments, but all legacy loan repayments received by ING Bank have been duly authorized by relevant competent authorities. For the three months ended September 30, 2014, ING Bank had gross revenues of approximately $2.9 million related to these activities, which was principally related to legacy loan repayments and commissions on guarantees. ING Bank estimates that it had net profit of approximately $47.5 thousand related to these activities. ING Bank intends to terminate each of the legacy positions as the nature thereof and applicable law permits.

Item 6.    Exhibits

See Exhibit Index on page 85 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2014	Voya Insurance and Annuity Company
(Date)	(Registrant)

	By: /s/	Christina K. Hack
Christina K. Hack Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

VOYA INSURANCE AND ANNUITY COMPANY (the "Company")

Exhibit Index
Exhibit Number	Description of Exhibit
3.1+	Amendment to Articles of Incorporation Providing for the Name Change of ING USA Annuity and Life Insurance Company dated march 6, 2014, effective September 1, 2014
3.2+	Amended and Restated Bylaws of Voya Insurance and Annuity Company effective September 1, 2014
31.1+	Certificate of Christina K. Hack pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Michael S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of Christina K. Hack pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Michael S. Smith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+ Filed herewith.

