Form 10-K
period 2014-12-31
VOYA INSURANCE & ANNUITY Co
filed 2015-03-27
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File Number: 333-133154, 333-133076, 333-133153, 333-133155, 333-158928, 333-133152, 333-196392

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

At March 23, 2015, 250,000 shares of Common Stock, $10 par value, were outstanding, all of which were directly owned by Voya Holdings Inc. (formerly Lion Connecticut Holdings Inc.)

NOTE:  WHEREAS VOYA INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-K for the period ended December 31, 2014

As used in this Annual Report on Form 10-K, "VIAC," the "Company," "we," "our" and "us" refer to Voya Insurance and Annuity Company.

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

PART I

Item 1.    Business
(Dollar amounts in millions, unless otherwise stated)

Organization of Business

Voya Insurance and Annuity Company ("VIAC" or "the Company"), which changed its name from ING USA Annuity and Life Insurance Company on September 1, 2014, is a stock life insurance company domiciled in the State of Iowa and provides financial products and services in the United States. VIAC is authorized to conduct its insurance business in all states, except New York and in the District of Columbia.

Prior to May 2013, Voya Financial, Inc. (which changed its name from ING U.S., Inc. on April 7, 2014), together with its subsidiaries, including the Company, was an indirect, wholly owned subsidiary of ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange. In 2009, ING Group announced the anticipated separation of its global banking and insurance businesses, including the divestiture of Voya Financial, Inc., together with its subsidiaries, including the Company. On April 11, 2013, Voya Financial, Inc. (formerly ING U.S., Inc.) announced plans to rebrand as Voya Financial, Inc. On May 2, 2013, the common stock of Voya Financial, Inc. began trading on the New York Stock Exchange under the symbol "VOYA." On May 7, 2013 and May 31, 2013, Voya Financial, Inc. completed its initial public offering of common stock, including the issuance and sale by Voya Financial, Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. ("ING International"), an indirect wholly owned subsidiary of ING Group and previously the sole stockholder of Voya Financial, Inc., of 44,201,773 shares of outstanding common stock of Voya Financial, Inc. (collectively, the "IPO"). On September 30, 2013, ING International transferred all of its remaining shares of Voya Financial, Inc. common stock to ING Group.

On October 29, 2013, ING Group completed a sale of 37,950,000 shares of common stock of Voya Financial, Inc. in a registered public offering ("Secondary Offering"), reducing ING Group's ownership stake in Voya Financial, Inc. to 57%.

On March 25, 2014, ING Group completed a sale of 30,475,000 shares of common stock of Voya Financial, Inc in a registered public offering (the "March 2014 Offering"). On March 25, 2014, pursuant to the terms of a share repurchase agreement between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 7,255,853 shares of its common stock from ING Group (the "March 2014 Direct Share Repurchase") (the March 2014 Offering and the March 2014 Direct Share Repurchase collectively, the "March 2014 Transactions"). Upon completion of the March 2014 Transactions, ING Group's ownership stake in Voya Financial, Inc. was reduced to approximately 43%.

On September 8, 2014, ING Group completed a sale of 22,277,993 shares of common stock of Voya Financial, Inc. in a registered public offering (the "September 2014 Offering"). Also on September 8, 2014, pursuant to the terms of a share repurchase agreement between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 7,722,007 shares of its common stock from ING Group (the "September 2014 Direct Share Buyback") (the September 2014 Offering and the September 2014 Direct Share Buyback collectively, the "September 2014 Transactions"). Upon completion of the September 2014 Transactions, ING Group's ownership stake in Voya Financial, Inc. was reduced to 32.5%.
On November 18, 2014, ING Group completed a sale of 30,030,013 shares of common stock of Voya Financial, Inc. in a registered public offering (the "November 2014 Offering"). Also on November 18, 2014, pursuant to the terms of a share repurchase agreement between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 4,469,987 shares of its common stock from ING Group (the "November 2014 Direct Share Buyback") (the November 2014 Offering and the November 2014 Direct Share Buyback collectively, the "November 2014 Transactions"). Upon completion of the November 2014 Transactions, ING Group's ownership stake in Voya Financial, Inc. was reduced to 19%.

On March 9, 2015, ING Group completed a sale of 32,018,100 shares of common stock of Voya Financial, Inc. in a registered public offering (the “March 2015 Offering”). Also on March 9, 2015, pursuant to the terms of a share repurchase agreement between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 13,599,274 shares of its common stock from ING Group (the “March 2015 Direct Share Buyback”) (the March 2015 Offering and the March 2015 Direct Share Buyback collectively, the “March 2015 Transactions”). Upon completion of the March 2015 Transactions, ING Group has exited its stake in Voya Financial, Inc. common stock. ING Group continues to hold warrants to purchase up to 26,050,846 shares of Voya Financial, Inc. common stock at an exercise price of $48.75, in each case subject to adjustments. As a result of the completion of the March 2015 Transactions, ING Group has satisfied the provisions of its agreement with the European Union regarding the divestment of its

U.S. insurance and investment operations, which required ING Group to divest 100% of its ownership interest in Voya Financial, Inc. together with its subsidiaries, including the Company by the end of 2016.

VIAC is a direct, wholly owned subsidiary of Voya Holdings Inc. (formerly Lion Connecticut Holdings Inc.) ("Parent"), which is a direct, wholly owned subsidiary of Voya Financial, Inc.

Description of Business

We currently offer various insurance products, including immediate and deferred fixed annuities. Our fixed annuity products are distributed by national and regional brokerages and securities firms, independent broker-dealers, banks, life insurance companies with captive agency sales forces, independent insurance agents, independent marketing organizations and affiliated broker-dealers. Our primary annuity customers are individual consumers. We ceased new sales of retail variable annuity products with substantial guarantee features in early 2010, as part of a global business strategy and risk reduction plan. New amounts will continue to be deposited in VIAC variable annuities as add-on premiums to existing contracts.

We have historically issued guaranteed investment contracts and funding agreements (collectively referred to as "GICs") primarily to institutional investors and corporate benefit plans. In 2009, we made a strategic decision to run-off the assets and liabilities in the GIC business over time. New GIC contracts may be issued on a limited basis to replace maturing contracts.

See "-Reserves for Future Policy Benefits and Separate Accounts" below for a discussion of our reserves by product type.

We have one operating segment, which offers the products described below.

Products and Services

Products currently offered by us include immediate and deferred fixed annuities, designed to address customer needs for tax-advantaged savings, retirement needs and wealth-protection concerns, as well as GICs. As mentioned above, the Company ceased new sales of retail variable annuity products with substantial guarantee features in early 2010. However, because the existing contracts remain in effect, they are described below.

Fixed and Hybrid Annuities: The fixed annuities offered by us are general account products and include single premium immediate, multi-year guaranteed, annual reset and fixed indexed annuities ("FIA"). Under fixed annuity contracts, the principal amount is guaranteed and, for a specified time period, we credit interest to the contract owner accounts at a fixed interest rate. Interest on FIAs is credited based on allocations selected by a customer in one or more of the strategies we offer and upon policy parameters that we set. The FIA strategies include a fixed interest rate option, as well as several options based upon performance of various external financial market indices. Such indices may include equity indices, such as the Standard & Poor's 500 Index ("S&P 500"), or an interest rate benchmark, such as the change in London Interbank Offered Rates ("LIBOR"). For accounting purposes, the equity return component of an FIA is considered an embedded derivative. See further discussion under "-Reserves for Future Policy Benefits and Separate Accounts" below. We bear the investment risk on fixed annuities, because, while we credit contract owner accounts with a stated interest rate, we cannot be certain the investment income earned on the general account assets will exceed that rate.

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

In January 2015, we launched a new “collared” annuity product that credits interest (positive or negative) based on the performance of a market index selected by the customer, such as the S&P 500. Customers have limited downside protection in the event of negative market performance, and in exchange for this protection, agree to a cap on positive performance. The product, which was filed as a variable annuity, does not contain any guaranteed minimum income, withdrawal or death benefits (i.e., the types of guarantees included in policies we placed in our closed block of variable annuities).

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

Variable Annuities: While we ceased new sales of retail variable annuity products with substantial guarantee features in early 2010, our existing variable annuities are investment vehicles in which contract owner deposits are recorded and primarily maintained in separate accounts established by us and registered with the SEC as a unit investment trust. Unlike fixed annuities, variable annuity contract owners bear the risk of investment gains and losses associated with the selected investment allocation. We, however, issued certain guaranteed death and living benefits (described below) under which we bear specific risks associated with these products.

Separate account assets and liabilities generally represent funds maintained to meet specific investment objectives of contract owners. In general, investment income and investment gains and losses accrue directly to the separate accounts. The assets of the separate account are legally segregated and are not subject to claims that arise out of any of the our other business.

Separate account assets supporting variable options under variable annuity contracts are invested, as designated by the contract owner or participant under a contract, in shares of sub-accounts managed by our affiliates or in other selected sub-accounts not managed by our affiliates. Variable annuity deposits are allocated to various sub-accounts established within the separate account. Each sub-account represents a different investment option into which the contract owner may allocate deposits. The account value of a variable annuity contract is equal to the aggregate value of the sub-accounts selected by the contract owner, including the value allocated to any fixed account, less fees and expenses. We offer investment options for our variable annuities covering a wide range of investment styles, including large, mid and small cap equity funds, as well as fixed income alternatives. Many of the variable annuity contracts issued by us are combination contracts, offering both variable and fixed options under which some or all of the deposits may be allocated by the contract owner to a fixed account.

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

We ceased new sales of retail variable annuity products with substantial guarantee features in early 2010.  However, our existing variable annuity block of business contains certain guaranteed death and living benefits made available to contract owners as described in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

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

We ceased new sales of retail variable annuity products with substantial guarantee features in early 2010, as part of a global business strategy and risk reduction plan. Some new amounts will continue to be deposited on VIAC variable annuities as add-on deposits to existing contracts.

GICs are issued primarily to institutional investors and corporate benefit plans through direct sales by home office personnel or through specialty insurance brokers. In 2009, we made a strategic decision to run-off the assets and liabilities in the GIC business over time. New GIC contracts may be issued on a limited basis to replace maturing contracts.

Since December 2013, we have been engaged in a strategic alliance with The Allstate Corporation ("Allstate") under which Allstate offers a full suite of our fixed annuity product offerings to Allstate customers.

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

AUM is principally affected by net deposits (i.e., annuity premiums and GIC deposits, less surrenders) and investment performance (i.e., interest credited to contract owner accounts for assets that earn a fixed return or market performance for assets that earn a variable return). The general and separate account AUM were as follows as of the dates indicated:

	December 31,
	2014	2013
Variable annuities	$40,787.9	$43,114.9
Fixed annuities	17,306.7	17,639.4
Guaranteed investment contracts and funding agreements	961.3	1,530.5
Other insurance products	1,028.5	1,179.8
Total	$60,084.4	$63,464.6

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

Reserves for Future Policy Benefits and Separate Accounts

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

Reserves for traditional life insurance contracts (term insurance, participating and non-participating whole life insurance and traditional group life insurance) and accident and health insurance represent the present value of future benefits to be paid to or on behalf of contract owners and related expenses, less the present value of future net premiums. Assumptions as to interest rates, mortality, expenses and persistency are based on our estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Interest rates used to calculate the present value of these reserves ranged from 3.0% to 7.2%.

Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality and expenses are based on our estimates of experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 1.0% to 7.5%.

Reserves for FIAs are computed in accordance with the requirements of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 944, "Financial Services - Insurance," Topic 815, "Derivatives and Hedging" and Topic 820, "Fair Value Measurements and Disclosures." Accordingly, the aggregate initial liability is equal to the deposit received plus a bonus, if applicable, and is split into a host component and an embedded derivative component. Thereafter, the host liability accumulates at a set interest rate and the embedded derivative liability is recognized at fair value, with the change in fair value recorded in Other net realized capital gains (losses) in the Statements of Operations.

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

We calculate a benefit ratio for each block of business that meets the requirements for additional reserves as outlined in ASC Topic 944 and calculate an additional reserve by accumulating amounts equal to the benefit ratio multiplied by the assessments for each period, reduced by excess benefits during the period. The additional reserve is accumulated at interest rates consistent with the deferred policy acquisition costs model for the period. The calculated reserve includes a provision for universal life contracts with patterns of cost of insurance charges that produce expected gains from the insurance benefit function followed by losses from that function in later years.

Guaranteed minimum accumulation benefits ("GMAB"), guaranteed minimum withdrawal benefits ("GMWB") without life contingent payouts and guaranteed minimum withdrawal benefits for life ("GMWBL") are considered to be derivatives under ASC Topic 815 and Topic 820. The additional reserves for these guarantees are recognized at fair value, with the change in fair value recorded in Other net realized capital gains (losses) in the Statements of Operations.

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

Our life and annuity insurance reserves (general and separate account) and deposit-type funds were comprised of each type of the following products as of the dates indicated:

	December 31,
	2014		2013
	Reserves	% of Total	Reserves	% of Total
Variable annuity	$43,902.4	67.9%	$45,454.0	67.4%
Fixed annuity	18,111.5	28.0%	18,586.4	27.6%
GICs	1,036.5	1.6%	1,649.7	2.4%
Other insurance products	1,642.3	2.5%	1,731.0	2.6%
Total	$64,692.7	100.0%	$67,421.1	100.0%

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

We currently have a significant concentration of ceded reinsurance with our affiliates, Security Life of Denver Insurance Company ("SLD") and Security Life of Denver International Limited ("SLDI") primarily related to GICs, fixed annuities and universal life policies with respect to SLD and variable annuities with respect to SLDI. The outstanding reinsurance recoverable balances may fluctuate from period to period. SLDI redomesticated from the Cayman Islands to the State of Arizona, effective December 20, 2013. SLDI was approved as an Arizona-domiciled captive reinsurer by the Arizona Department of Insurance.

One of the main risks reinsured by us is the guaranteed minimum death benefits ("GMDB") on our variable annuity policies issued prior to January 1, 2000. For contracts issued after December 31, 1999, we hedge our exposure due to these products. Other reinsurance contracts coinsure life, accident and health and annuity businesses. We continually monitor and evaluate the financial strength and credit ratings of our reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on our Balance Sheets.

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

We also currently reinsure risks ceded by our affiliates, ReliaStar Life Insurance Company ("RLI") and SLD, on life insurance policies through a coinsurance funds withheld agreement, a quota share retrocession agreement and stop-loss agreements.

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

Investments are managed by Voya Investment Management LLC (formerly ING Investment Management LLC), our affiliate, pursuant to an investment advisory agreement. Portfolios are established for groups of products with similar liability characteristics within us.  Our investment portfolio consists largely of high quality fixed maturity securities and short-term investments, investments in commercial mortgage loans, limited partnerships and other instruments, including a small amount of equity holdings. Fixed maturity securities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, mortgage-backed securities and asset-backed securities. We use derivatives for hedging purposes and to replicate exposure to other assets as a more efficient means of assuming credit exposure similar to bonds of the underlying issuer(s).

Employees and Other Shared Services

We had 451 employees as of December 31, 2014, primarily focused on managing new business processing, customer service and product management for us and certain of our affiliates, as well as providing product development and distribution, actuarial and finance services to us and certain of our affiliates. We also utilize services provided by Voya Services Company (formerly ING North America Insurance Corporation) and other affiliates. These services include underwriting, risk management, human resources, investment management, information technology, legal and compliance services, as well as other new business processing, product distribution, marketing, customer service, product management, actuarial and finance related services. The affiliated companies are reimbursed for our use of various services and facilities under a variety of intercompany agreements.

On June 2, 2014, our affiliate Voya Services Company entered into an agreement with Milliman, Inc. ("Milliman") pursuant to which Voya Services Company will begin outsourcing in 2015 to Milliman the actuarial valuation, modeling and hedging functions for our retail variable annuity products for which we ceased sales in 2010. Under this agreement, Milliman will perform the calculation of financial reporting and risk metrics, along with the analytics used to determine hedge positions. We will continue to oversee and manage our existing block of variable annuity business and retain full accountability for assumptions and methodologies, as well as the setting of hedge objectives and the execution of hedge positions. This agreement will allow us to create a more variable cost structure for the block of variable annuity business.

REGULATION

Our operations and businesses are subject to a significant number of Federal and state laws, regulations, administrative determinations and similar legal constraints. Such laws and regulations are generally designed to protect our policyholders, contract owners and other customers and not our stockholders. Many of the laws and regulations to which we are subject are regularly re-examined and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. The financial crisis of 2008-2009 and the financial market disruptions have produced, and are likely to continue to produce, extensive changes in existing laws and regulations applicable to our businesses, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) discussed below.

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

State insurance regulators, the NAIC and other regulatory bodies are also investigating the use of affiliated captive reinsurers or off-shore entities to reinsure insurance risks. In October 2011, the NAIC established a subgroup to study insurers’ use of captives and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations, and to establish appropriate regulatory requirements to address concerns identified in the study. Additionally, in June 2013, the New York Department of Financial Services (“NYDFS”) released a report critical of certain captive reinsurance structures and calling, in part, for other state regulators to adopt a moratorium on approving such structures pending further review by state and federal regulators. Also, in December 2013, the United States Treasury Department’s Federal Insurance Office (“FIO”) issued a report on how to modernize and improve the system of insurance regulation in the United States, recommending, in part, that states develop a uniform and transparent solvency oversight regime for the transfer of risk to reinsurance captives and adopt a uniform capital requirement for reinsurance captives, including a prohibition on transactions that do not constitute legitimate risk transfer. FIO reiterated its recommendations for captives reform in its 2014 annual report. During 2014, the NAIC advanced two captive proposals. In June 2014, the NAIC adopted a new regulatory framework set out in the Rector Report for captives assuming XXX and AXXX business. In December 2014, the NAIC adopted Actuarial Guideline 48 (“AG48”) which established a new regulatory requirement applicable to XXX and AG38 reserves ceded to reinsurers, including affiliated reinsurers, as the first step in implementing the Rector Framework. As adopted, AG48 limits the type of assets that may be used as collateral to cover the XXX and AG38 statutory reserves. The new guidance will apply prospectively to existing reinsurance transactions that reinsure policies issued on or after January 1, 2015 and new reinsurance transactions entered into on or after January 1, 2015. The NAIC has charged multiple working groups with the responsibility to address other aspects of the Rector framework. In March 2014, the NAIC considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In November 2014 NAIC staff was directed to prepare a new accreditation proposal relating to captives, and on February 24, 2015, the NAIC Accreditation Committee exposed for public comment such a proposal, in the form of a revised preamble to the NAIC accreditation standards. The proposal would require states to apply the NAIC accreditation standards to captive reinsurers that assume (i) XXX/AXXX policies issued on or after January 1, 2015 or issued prior to January 1, 2015 and that were not part of a reinsurance arrangement as of December 31, 2014, (ii) variable annuities, and (iii) long term care insurance. As drafted, the proposal would apply to our affiliate, SLDI, an Arizona captive. We cannot predict what revisions, if any, would be made to the proposal as a result of the public comment or other NAIC deliberations, whether this or other proposals would be adopted by the NAIC, or what additional actions and regulatory changes will result from the continued captives scrutiny and reform efforts by the NAIC and other regulatory bodies. We utilize SLDI, our affiliated captive reinsurer to satisfy certain statutory reserve requirements related to certain of our variable annuity contracts. If state insurance regulators determine to restrict our use of our affiliated captive reinsurer, it could require us to increase statutory reserves, incur higher operating and/or tax costs or reduce sales. See "Item 1A. Risk Factors - Risks Related to Regulation - Our businesses are heavily regulated, and changes in regulation in the United States, enforcement actions and regulatory investigations may reduce profitability."

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

Any purchaser of shares of common stock representing 10% or more of the voting power of our capital stock or that of Voya Financial, Inc. will be presumed to have acquired control of our Company unless, following application by that purchaser with the Iowa Division of Insurance, the Insurance Commissioner determines otherwise.

NAIC Amendments. In 2010, the NAIC adopted significant changes to the insurance holding company act and regulations (the “NAIC Amendments”). The NAIC Amendments are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include requiring a controlling person to submit prior notice to its domiciliary insurance regulator of a divestiture of control, detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expansion of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. The NAIC Amendments must be adopted by the individual state legislatures and insurance regulators in order to be effective. Iowa has not yet adopted its version of the NAIC Amendments, and we cannot predict whether the NAIC Amendments will be adopted in whole or in part in Iowa or the impact, if any, these changes will have on our business, financial condition or results of operations.

In addition, the NAIC has proposed a “Solvency Modernization Initiative”. The Solvency Modernization Initiative focuses on the entire U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC has stated that the Solvency Modernization Initiative will focus on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. This initiative has resulted in the adoption by the NAIC in September 2012 of the Risk Management and Own Risk and Solvency Assessment Model Act ("ORSA"), which has been enacted by the Iowa legislature. ORSA requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer's material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request. Our first ORSA summary report, which will be submitted on behalf of the consolidated enterprise Voya Financial, Inc. and its subsidiaries, including the Company, must be prepared beginning in 2015.

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

Risk-Based Capital. The NAIC has adopted risk-based capital ("RBC") requirements for life, health and property and casualty insurance companies. The requirements provide a method for analyzing the minimum amount of adjusted capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain off-balance sheet items. State insurance regulators use the RBC requirements as an early warning tool to identify possibly inadequately capitalized insurers. An insurance company found to have insufficient statutory capital based on its RBC ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. As of December 31, 2014, our RBC exceeded statutory minimum RBC levels that would require any regulatory or corrective action.

The NAIC is currently working with the American Academy of Actuaries as they consider possible updates to the asset risk factors applied to the investment portfolio assets. The NAIC review may lead to an expansion in the number of NAIC asset class categories for factor charges and the adoption of new factors, which could increase capital requirements on some securities and decrease capital requirements on others. We cannot predict what, if any, changes may result from this review or their potential impact on our RBC ratios. We will continue to monitor developments in this area.

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

Management does not anticipate regulatory action as a result of the 2014 IRIS ratio results. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required. It is possible that similar results may not occur in the future.

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

We accrue the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. We have estimated this liability to be $1.6 million and $4.7 million as of December 31, 2014 and 2013, respectively. We have also recorded an asset of $2.3 million and $2.7 million as of December 31, 2014 and 2013, respectively, for future credits to premium taxes for assessments already paid. We estimate our liabilities for future assessments under state insurance guaranty association laws. We believe the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

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

Federal Initiatives Affecting Insurance Operations

The U.S. federal government generally does not directly regulate the insurance business. However, the Dodd-Frank Act established the Federal Stability Oversight Council (“FSOC”), which is authorized to designate non-bank financial companies as systemically significant and accordingly subject such companies ("Designated Financial Companies") to regulation and supervision by the Board of Governors of the Federal Reserve System ("FRB") if the FSOC determines that material financial distress at the company or the scope of the company's activities could pose a threat to the financial stability of the U.S. In April 2012, FSOC adopted final rules for evaluating whether a non-bank financial company should be designated as systemically significant. As of December 31, 2014 FSOC has designated four non-bank financial companies as systemically significant. Insurance company subsidiaries of Designated Financial Companies would remain subject to liquidation and rehabilitation proceedings under state law, although the FSOC is authorized to direct that such proceedings be commenced against the insurer under state law. Designated Financial Companies are also required to prepare and file annually with the FRB and the Federal Deposit Insurance Office resolution plans, so-called “living wills,” that must demonstrate how the Designated Financial Company, and its material business lines and subsidiaries, could be resolved in a rapid and orderly manner in the event of material financial distress or failure. Designated Financial Companies are permitted, in some circumstances, to submit abbreviated versions of such plans. Dodd-Frank requires the FRB to establish for Designated Financial Companies and certain bank holding companies stricter requirements and limitations relating to risk-based capital, leverage and liquidity. In February 2014, the FRB approved final rules for bank holding companies with $50 billion (and in some cases, $10 billion) or more in total consolidated assets and certain foreign banking organizations that implement certain of these and other prudential standards. The final rules incorporate a number of enhanced prudential standards that had previously been finalized and were in effect for U.S. bank holding companies, including minimum leverage and risk-based capital requirements, requirements to submit annual capital plans to the FRB demonstrating the ability to satisfy the required capital ratios under baseline and stressed conditions, and stress-testing requirements. The final rules do not apply to Designated Financial Companies. However, Dodd-Frank authorizes the FRB to tailor its application of enhanced prudential standards to different companies on an individual basis or by category, and the FRB has indicated that it intends to assess the business model, capital structure and risk profile of Designated Financial Companies to determine how enhanced prudential standards should apply to them, and, if appropriate, to tailor the application of these standards for Designated Financial Companies by order or regulation. The FRB has stated that it expects to take into account the differences among bank holding companies and Designated Financial Companies, including insurance companies, when applying the enhanced prudential standards required by Dodd-Frank. The

FSOC’s potential recommendation of measures to address systemic financial risk could affect our insurance operations as could a determination by the FSOC that we or our counterparties are systemically significant.

The Dodd-Frank Act also established FIO within the United States Department of the Treasury (“Treasury Department”).While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the FSOC, making recommendations to the FSOC regarding insurers to be designated for more stringent regulation as a nonbank financial entity supervised by the FRB and representing the U.S. in the negotiation of international insurance agreements with foreign insurance regulators. The Dodd-Frank Act also required the director of FIO to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity through either federal involvement or effective action by the states. The director issued that report in December 2013, recommending, in part, increased federal involvement in certain areas of insurance regulation to improve uniformity, and setting out recommendations in areas of near-term reform for the states, including capital and marketplace oversight. The report also recommended, in part, that states develop a uniform and transparent solvency oversight regime for the transfer of risk to reinsurance captives, and adopt a uniform capital requirement for reinsurance captives, including a prohibition on transactions that do not constitute legitimate risk transfer. FIO reiterated its recommendations for captives and other reforms in its 2014 annual report. FIO has an ongoing charge to monitor all aspects of the insurance industry and will monitor state regulatory developments, including those called for in its modernization report and present options for federal involvement if deemed necessary.

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

We sell variable annuities that are registered with the SEC as securities under the Securities Act of 1933, as amended (the “Securities Act”) and are subject to regulation by the SEC and FINRA. In addition, certain fixed and indexed annuities we may offer are registered as securities under the Securities Act. The variable annuity products are issued through separate accounts and some of the separate accounts are registered as investment companies under the Investment Company Act of 1940 (the “Investment Company Act”), and are regulated by state law. Each separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. Such mutual funds, and in certain states, our variable annuity products, are subject to filing and other requirements under state securities laws. Federal and state securities laws and regulations are primarily intended to protect investors and generally grant broad rulemaking and enforcement powers to regulatory agencies. Federal and state securities regulatory authorities and FINRA from time to time make inquiries and conduct examinations regarding compliance by us and our affiliates with securities and other laws and regulations.

Distribution of our annuity products registered as securities are affected by laws and regulations applicable to broker-dealers. Pursuant to the Dodd-Frank Act, the SEC is authorized to establish a standard of conduct applicable to brokers and dealers whereby they would be required to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer when providing personalized investment advice to retail and other customers. A January 2011 SEC study acknowledges that the offering of proprietary products would not be a per se violation of any such standard of care and that broker-dealers selling proprietary or a limited range of products could be permitted to make certain disclosures about their limited product offerings and obtain customer consents or acknowledgments. The SEC indicated in 2014 it would decide whether to propose rules creating a uniform fiduciary standard of conduct applicable to broker-dealers and investment advisers but did not do so. If it did adopt such rules, they could affect the distribution of our products. See “Financial Reform Legislation and Initiatives-Dodd-Frank Wall Street

Reform and Consumer Protection Act” below for more information on the Dodd-Frank Act. In 2014, the SEC and FINRA announced that the marketing and recommendation of IRA rollovers was an exam priority; accordingly, sales of rollover products, particularly by affiliated broker-dealer firms could be affected by this heightened scrutiny.

In the fourth quarter of 2011, the DOL withdrew proposed regulations that would more broadly define the circumstances under which a person is considered to be a fiduciary by reason of giving investment advice to an employee benefit plan or a plan’s participants. In early July 2013, the DOL announced that it would re-propose these regulations, under the revised general topic of conflicts of interest under the Employee Retirement Income Security Act ("ERISA") pertaining to investment advice. The new proposed regulation is expected to be transmitted by the DOL to the Office of Management and Budget for review during the first quarter of 2015 and published for public comment during the second quarter of 2015. We cannot predict with any certainty what will be contained in the re-proposed regulations or when the DOL would propose the new rule become final or effective, but such regulations could alter the way our products and services are marketed and sold to purchasers of individual retirement accounts and individual retirement annuities. If the SEC were to adopt rules creating a uniform standard of conduct applicable to broker-dealers and investment advisers, that was not aligned with any reissued and finalized DOL regulations related to conflicts of interest in the provision of investment advice, the distribution of our products could be further complicated.

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

The Dodd-Frank Act created a new agency, the FSOC, which is authorized to subject nonbank financial companies to the supervision of the Federal Reserve if the FSOC determines that, among other matters, material financial distress at the company or the scope of the company’s activities could pose risks to the financial stability of the United States. If we or Voya Financial, Inc. were designated by the FSOC as a systemically significant nonbank financial company subject to supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve"), we would become subject to a comprehensive system of prudential regulation, which is expected to include once finalized, minimum capital requirements, liquidity standards, credit exposure requirements, resolution plan requirements, stress testing, management interlock prohibitions, and additional fees and assessments. Designated Financial Companies may also be subject to additional capital requirements for, and other restrictions on, proprietary trading and sponsorship of, and investment in, hedge, private equity and other covered funds. The exact scope and consequences of these standards and requirements are subject to ongoing rulemaking activity by various federal banking regulators and therefore are currently unclear. However, this comprehensive system of prudential regulation, if applied to Voya Financial, Inc. or us, would significantly impact the manner in which we operate and could materially and adversely impact the profitability of one or more of our business lines or the level of capital required to support our activities.

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

•
 The Dodd-Frank Act creates a new framework for regulating over-the-counter (“OTC”) derivatives, which may increase the costs of hedging and other permitted derivatives trading activity undertaken by us. Under the new regulatory regime and subject to certain exceptions, certain standardized OTC interest rate and credit derivatives must now be cleared through a centralized clearinghouse and executed on a centralized exchange or execution facility, and the CFTC and the SEC may designate additional types of OTC derivatives for mandatory clearing and trade execution requirements in the future. The Dodd-Frank Act also establishes new regulatory authority for the SEC and the CFTC over OTC derivatives and parties to OTC derivative transactions including “swap dealers,” “security-based swap dealers,” “major swap participants,” “major security-based swap participants” as well as end users of derivatives. In addition to mandatory central clearing and trade execution of certain OTC derivatives, such market participants are or will soon be subject to significant regulatory requirements including registration, reporting and recordkeeping, capital and margin requirements. The transition to central clearing and the new regulatory regime governing OTC derivatives (especially margin requirements for non-cleared derivatives) presents potentially significant business, liquidity and operational risk for us which could materially and adversely impact both the cost and our ability to effectively hedge various risks, including equity and interest rate market risk features within many of our insurance and annuity products. In addition, inconsistencies between the Dodd-Frank Act regime and parallel regimes in other jurisdictions, such as the EU, may inhibit our ability to access market liquidity in those other jurisdictions.

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

While we have integrated these new requirements into our benefit plans, we cannot reasonably predict the long-term impact of the Health Care Act, and any regulations or guidance related to the Health Care Act, on the marketplace and us as an employer and or on the benefit plans we sponsor for employees or retirees and their dependents, or whether those benefits will remain competitive or effective in meeting their business objectives in the future. The Health Care Act also significantly impacts how employers provide health care to employees and how individuals obtain health care insurance. In response, we periodically benchmark our health plans to ensure they remain competitive within our industry and are responsive to market changes. Although we anticipate our short-term health plan costs will be in line with general employer medical plan inflationary trends, our long-

term costs to provide such benefits and our tax liabilities in connection with benefits or compensation cannot be predicted with certainty.

U.S. Supreme Court Decision regarding Defense of Marriage Act

Prior to June 26, 2013, Section 3 of the Defense of Marriage Act ("DOMA"), dictated that same-sex marriages were not recognized for purposes of federal law. On that date, the United States Supreme Court held in United States v. Windsor that Section 3 of DOMA is unconstitutional. The Supreme Court however, did not strike down Section 2 of DOMA, which recognized each state's ability to determine what constitutes valid marriage within its own state. The Windsor decision affects over 1,000 federal laws and regulations, many of which touch upon our services and procedures. While the IRS and DOL have issued guidance affirming that they will regard individuals as married if the marriage is valid under the laws of the state jurisdiction where the marriage took place. In the wake of the Windsor decision, a majority of states began recognizing same-sex marriage and many courts held that state prohibition on same-sex marriage is unconstitutional. A recent decision by the Sixth Circuit Court of Appeals, however, reversed this trend and upheld same-sex marriage prohibitions by states within the Sixth Circuit. The Supreme Court agreed to hear the appeal of these Sixth Circuit cases and a decision is expected in June of 2015. It is anticipated that the Supreme Court's decision regarding the Sixth Circuit cases will assist in resolving conflict among the Circuits, as well as some of the open issues pertaining to non-recognition states, including inconsistencies in the application of federal and state laws and how tax withholding is computed. Although we recognize that certain changes may be required as a result of the Supreme Court's anticipated decision, we cannot predict with certainty how the decision or potential new regulations will impact our business, results of operations, cash flows or financial condition. It is also possible that future guidance from the Internal Revenue Service and state tax authorities may resolve these inconsistencies. Accordingly, it is possible that significant changes will be required to our tax reporting and withholding systems as a result.

Item 1A.    Risk Factors
(Dollar amounts in millions, unless otherwise stated)

We face a variety of risks that are substantial and inherent in our business, including market, liquidity, credit, operational, legal, regulatory and reputational risks. The following are some of the more important factors that could affect our business.

Risks Related to Our Business - General

Continued difficult conditions in the global capital markets and the economy generally have affected and may continue to affect our business, results of operations and financial condition.

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Deviating economic growth rates globally and attendant diverging paths of monetary policy could create new global imbalances, increasing market volatility and potentially impact the availability and cost of credit.

In 2011, Standard & Poor's Ratings Services ("S&P") lowered its long-term sovereign credit rating on the United States from AAA to AA+. Concerns persist around the long-term sustainability of the nation’s debt profile given expectations regarding future entitlement spending and persistent budget deficits.

Long-term structural headwinds remain in the Eurozone’s move towards a closer currency, fiscal, economic and monetary union. In addition, significant concerns persist regarding the sovereign debt of Greece, as well as certain other countries, which in some cases have required countries to obtain emergency financing. The financial turmoil in Europe continues to be a long-term threat to global capital markets and remains a challenge to global financial stability. If these or other countries require additional financial support or if sovereign credit ratings decline further, yields on the sovereign debt of certain countries may increase, the cost of borrowing may increase and the availability of credit may become more limited. Additionally, the possibility of capital market volatility spreading through a highly integrated and interdependent banking system remains elevated. In the event of any default or similar event with respect to a sovereign issuer, some financial institutions may suffer significant losses for which they would require additional capital, which may not be available.

Weakening global growth has reduced the demand for certain commodities, resulting in sharply lower prices in 2014. While reduced energy and commodity prices may produce positive offsets for much of our investment portfolio, prolonged low prices could negatively impact the credit profile of issuers that produce these commodities or countries that chiefly export these commodities. Heightened geopolitical risk, most notably in Eastern Europe and the Middle East, could also lead to an increase in market volatility.

The Board of Governors of the Federal Reserve System (the "Federal Reserve") has begun to scale back programs that have in recent years fostered a historically low interest rate environment, which could generate volatility in debt and equity markets, including increases in interest rates and associated declining values on fixed income investments. As the Federal Reserve moves towards normalizing monetary policy and moving short-term interest rates off of their lower bound, the central bank may adversely affect prospects for continued economic recovery with little headroom for incremental monetary accommodation. Our results of operations, investment portfolio and AUM are exposed to these risks and may be adversely affected as a result. In addition, in the event of extreme prolonged market events, such as the recent global credit crisis, we could incur significant losses.

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

•
Market conditions determine the availability and cost of the reinsurance protection we purchase and may result in additional expenses for reinsurance or an inability to obtain sufficient reinsurance on acceptable terms, which could adversely affect the profitability of future business and the availability of capital to support new sales.

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

•
A default by any financial institution or by a sovereign could lead to additional defaults by other market participants. The failure of a sufficiently large and influential institution could disrupt securities markets or clearance and settlement systems and lead to a chain of defaults, because the commercial and financial soundness of many financial institutions may be closely related as a result of credit, trading, clearing or other relationships. Even the perceived lack of creditworthiness of a counterparty may lead to market-wide liquidity problems and losses or defaults by us or by other institutions. This risk is sometimes referred to as "systemic risk" and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges with which we interact on a daily basis. Systemic risk could have a material adverse effect on our ability to raise new funding and on our business, results of operations, financial condition, liquidity and/or business prospects. In addition, such a failure could impact future product sales as a potential result of reduced confidence in the financial services industry. Regulatory changes implemented to address systemic risk could also cause market participants to curtail their participation in certain market activities, which could decrease market liquidity and increase trading and other costs.

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

During periods of declining interest rates or a prolonged period of low interest rates, life insurance and annuity products may be relatively more attractive to consumers due to minimum guarantees that are frequently mandated by regulators, resulting in increased premium payments on products with flexible premium features and a higher percentage of insurance and annuity contracts remaining in force from year-to-year than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and asset liability cash flow mismatches. A decrease in interest rates or a prolonged period of low interest rates may also require additional provisions for guarantees included in life insurance and annuity contracts, as the guarantees become more valuable to policyholders. During a period of decreasing interest rates or a prolonged period of low interest rates, our investment earnings may decrease because the interest earnings on our recently purchased fixed income investments will likely have declined in parallel with market interest rates. In addition, a prolonged low interest rate period may result in higher costs for certain derivative instruments that may be used to hedge certain of our product risks. RMBS and callable fixed income securities in our investment portfolios will be more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates. Consequently, we may be required to reinvest the proceeds in securities bearing lower interest rates. Accordingly, during periods of declining interest rates, our profitability may suffer as the result of a decrease in the spread between interest rates credited to policyholders and contract owners and returns on our investment portfolios. An extended period of declining or prolonged low interest rates or a prolonged period of low interest rates may also cause us to change our long-term view of the interest rates that we can earn on our investments. Such a change in our view would cause us to change the long-term interest rate that we assume in our calculation of insurance assets and liabilities under generally accepted accounting principles ("U.S. GAAP"). This revision would result in increased reserves, accelerated amortization of DAC and other unfavorable consequences. In addition, certain statutory reserve requirements are based on formulas or models that consider interest rates, and an extended period of low interest rates may increase the statutory capital we are required to hold and the amount of assets we must maintain to support statutory reserves.

Interest rates remain low by historical standards. We believe a continuation of the current low interest rate environment would also negatively affect our financial performance. In addition, we expect that a continuation of the current low interest rate environment would reduce our Company's risk-based capital ratio in an amount that could be material.

Conversely, in periods of rapidly increasing interest rates, policy loans, and withdrawals from, and/or surrenders of, life insurance and annuity contracts and certain guaranteed investment contracts may increase as policyholders choose to seek higher investment returns. Obtaining cash to satisfy these obligations may require us to liquidate fixed income investments at a time when market prices for those assets are depressed because of increases in interest rates. This may result in realized investment losses. Regardless of whether we realize an investment loss, such cash payments would result in a decrease in total invested assets and may decrease our net income and capitalization levels. Premature withdrawals may also cause us to accelerate amortization of DAC, which would also reduce our net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio by, for example, decreasing the estimated fair values of the fixed income securities within our investment portfolio. An increase in market interest rates could also create a significant collateral posting requirement associated with our interest rate hedge programs and Federal Home Loan Bank ("FHLB") funding agreements, which could materially and adversely affect liquidity. In addition, an increase in market interest rates could require us to pay higher interest rates on debt securities we may issue in the financial markets from time to time to finance our operations, which would increase our interest expenses and reduce our results of operations. An increase in interest rates could result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds, which also might affect the value of the underlying guarantees within these variable annuities. Lastly, certain statutory reserve requirements are based on formulas or models that consider forward interest rates and an increase in forward interest rates may increase the statutory reserves we are required to hold thereby reducing statutory capital.

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

Our ratings could be downgraded at any time and without notice by any rating agency. For a description of material rating actions that have occurred from the end of 2013 through the date of this Annual Report on Form 10-K, see "Item 7. Management's Narrative Analysis of the Results of Operations and Financial Condition-Liquidity and Capital Resources-Ratings."

A downgrade of our financial strength rating could affect our competitive position by making it more difficult for us to market our products as potential customers may select companies with higher financial strength ratings and by leading to increased withdrawals by current customers seeking companies with higher financial strength ratings.  This could lead to a decrease in AUM and result in lower fee income.  Furthermore, sales of assets to meet customer withdrawal demands could also result in losses, depending on market conditions. In addition, a downgrade in either our financial strength or credit ratings could potentially, among other things, increase our borrowing costs and make it more difficult to access financing; adversely affect the availability of LOCs and other financial guarantees; result in additional collateral requirements, or other required payments or termination rights under derivative contracts or other agreements; and/or impair, or cause the termination of, our relationships with creditors, broker-dealers, distributors, reinsurers or trading counterparties, which could potentially negatively affect our profitability, liquidity and/or capital. In addition, we use assumptions of market participants in estimating the fair value of our liabilities, including insurance liabilities that are classified as embedded derivatives under U.S. GAAP. These assumptions include our nonperformance risk (i.e., the risk that the obligations will not be fulfilled). Therefore, changes in our credit or financial strength ratings or the credit or financial strength ratings of Voya Financial, Inc. may affect the fair value of our liabilities.

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

We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. The deterioration or perceived deterioration in the credit quality of third parties whose securities or obligations we hold could result in losses and/or adversely affect our ability to rehypothecate or otherwise use those securities or obligations for liquidity purposes. While in many cases we are permitted to require additional collateral from counterparties that experience financial difficulty, disputes may arise as to the amount of collateral we are entitled to receive and the value of pledged assets. Our credit risk may also be exacerbated when the collateral we hold cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure that is due to us, which is most likely to occur during periods of illiquidity and depressed asset valuations, such as those experienced during the financial crisis of 2008-09. The termination of contracts and the foreclosure on collateral may subject us to claims for the improper exercise of rights under the contracts. Bankruptcies, downgrades and disputes with counterparties as to the valuation of collateral tend to increase in times of market stress and illiquidity.

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

We evaluate investment securities held by us for impairment on a quarterly basis. This review is subjective and requires a high degree of judgment. For fixed income securities held, an impairment loss is recognized if the fair value of the debt security is less than the carrying value and we no longer have the intent to hold the debt security; if it is more likely than not that we will be required to sell the debt security before recovery of the amortized cost basis; or if a credit loss has occurred.

When we do not intend to sell a security in an unrealized loss position, potential credit related other-than-temporary impairments ("OTTI") are considered using a variety of factors, including the length of time and extent to which the fair value has been less than cost, adverse conditions specifically related to the industry, geographic area in which the issuer conducts business, financial condition of the issuer or underlying collateral of a security, payment structure of the security, changes in credit rating of the security by the rating agencies, volatility of the fair value changes and other events that adversely affect the issuer. In addition, we take into account relevant broad market and economic data in making impairment decisions.

As part of the impairment review process, we utilize a variety of assumptions and estimates to make a judgment on how fixed income securities will perform in the future. It is possible that securities in our fixed income portfolio will perform worse than our expectations. There is an ongoing risk that further declines in fair value may occur and additional OTTI may be recorded in future periods, which could materially and adversely affect our results of operations and financial condition. Furthermore, historical trends may not be indicative of future impairments or allowances.

Fixed income and equity securities classified as available-for-sale are reported at their estimated fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are therefore excluded from net income (loss). The accumulated change in estimated fair value of these available-for-sale securities is recognized in net income (loss) when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. Such realized losses or impairments may have a material adverse effect on our net income (loss) in a particular quarterly or annual period.

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

We also participate in a repurchase agreement program for our general account whereby we sell fixed income securities to a third-party, primarily major brokerage firms or commercial banks, with a concurrent agreement to repurchase those same securities at a determined future date. During the term of the repurchase agreements, cash or other types of permitted collateral provided to us is sufficient to allow us to fund substantially all of the cost of purchasing replacement assets in the event of counterparty default (i.e., the sold securities are not returned to us on the scheduled repurchase date). Cash proceeds received by us under the repurchase program are typically invested in fixed income securities but may in certain circumstances be available to us for liquidity or other purposes prior to the scheduled repurchase date. The repurchase of securities or our inability to enter into new repurchase agreements would reduce the amount of such cash collateral available to us. Market conditions on or after the repurchase date may limit our ability to enter into new agreements at a time when we need access to additional cash collateral for investment or liquidity purposes.

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

Pricing of our annuity products is also based in part upon expected persistency of these products, which is the probability that a policy will remain in force from one period to the next. Persistency of our annuity products may be significantly and adversely impacted by the increasing value of guaranteed minimum benefits contained in many of our variable annuity products due to poor equity market performance or extended periods of low interest rates as well as other factors. The minimum interest rate guarantees in our fixed annuities may also be more valuable in extended periods of low interest rates. Persistency could be adversely affected generally by developments adversely affecting customer perception of us. Results may also vary based on differences between actual and expected premium deposits and withdrawals for these products. Many of our deferred annuity products also contain optional benefits that may be exercised at certain points within a contract. We set prices for such products using assumptions for the rate of election of deferred annuity living benefits and other optional benefits offered to our contract owners. The profitability of our deferred annuity products may be less than expected, depending upon how actual contract owner decisions to elect or delay the utilization of such benefits compare to our pricing assumptions. The potential development of third-party investor strategies in the annuities business could also adversely affect the profitability of existing business and our pricing assumptions for new business. Actual persistency that is lower than our persistency assumptions could have an adverse effect on profitability, especially in the early years of a policy, primarily because we would be required to accelerate the amortization of expenses we defer in connection with the acquisition of the policy. Actual persistency that is higher than our persistency assumptions could have an adverse effect on profitability in the later years of a block of business because the anticipated claims experience is higher in these later years. If actual persistency is significantly different from that assumed in our current reserving assumptions, our reserves for future policy benefits may prove to be inadequate. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy, the adjustments permitted under the terms of the policies may not be sufficient to maintain profitability. Many of our products, however, do not permit us to increase premiums or adjust charges and credits during the life of the policy or during the initial guarantee term of the policy. Even if permitted under the policy, we may not be able or willing to raise premiums or adjust other charges for regulatory or competitive reasons.

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

DAC represents the incremental costs related directly to the acquisition of new and renewal insurance and annuity contracts. DSI represents amounts that are credited to a policyholder's account balance as an inducement to purchase a contract. VOBA represents the present value of estimated cash flows embedded in acquired business, plus renewal commissions and certain other costs on such acquired business. Capitalized costs associated with DAC, DSI and VOBA are amortized in proportion to actual and estimated gross profits or gross premiums depending on the type of contract. Management, on an ongoing basis, tests the DAC, DSI and VOBA recorded on our balance sheets to determine if these amounts are recoverable under current assumptions. In addition, management regularly reviews the estimates and assumptions underlying DAC, DSI and VOBA. The projection of estimated gross profits or gross premiums requires the use of certain assumptions, principally related to separate account fund returns in excess of amounts credited to policyholders, policyholder behavior such as surrender, lapse and annuitization rates, interest margin, expense margin, mortality, future impairments and hedging costs. Estimating future gross profits or gross premiums is a complex process requiring considerable judgment and the forecasting of events well into the future. If these assumptions prove to be inaccurate, if an estimation technique used to estimate future gross profits or gross premiums is changed, or if significant or sustained equity market declines occur and/or persist, we could be required to accelerate the amortization of DAC, DSI and VOBA, which would result in a charge to earnings. Such adjustments could have a material adverse effect on our results of operations and financial condition.

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

In addition, if a reinsurer does not have accredited reinsurer status or if a currently accredited reinsurer loses that status, in any state where we are licensed to do business, we are not entitled to take credit for reinsurance in that state if the reinsurer does not post sufficient qualifying collateral (either qualifying assets in a qualifying trust or qualifying LOCs). In this event, we would be required to establish additional statutory reserves. Similarly, the credit for reinsurance taken by us under reinsurance agreements with affiliated and unaffiliated non-accredited reinsurers is, under certain conditions, dependent upon the non-accredited reinsurer's ability to obtain and provide sufficient qualifying assets in a qualifying trust or qualifying LOCs issued by qualifying lending banks. In order to control expenses associated with LOCs, some of our affiliated reinsurers have established and will continue to pursue alternative sources for qualifying reinsurance collateral. If these steps are unsuccessful, or if unaffiliated non-accredited reinsurers that have reinsured business with us are unsuccessful in obtaining sources of qualifying reinsurance collateral, we might not be able to obtain full statutory reserve credit. Loss of reserve credit would require us to establish additional statutory reserves and would result in a decrease in the level of our capital, which could have a material adverse effect on our profitability, results of operations and financial condition.

The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether the insured losses meet the qualifying conditions of the reinsurance contract, whether reinsurers or their affiliates have the financial capacity and willingness to make payments under the terms of the reinsurance contract, and the degree to which our reinsurance balances are secured by sufficient qualifying assets in qualifying trusts or qualifying LOCs issued by qualifying lender banks. Although a substantial portion of our reinsurance exposure is secured by assets held in trusts or LOCs, the inability to collect a material recovery from a reinsurer could have a material adverse effect on our profitability, results of operations and financial condition.

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

The NAIC has established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to asset, insurance, interest rate and business risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain guaranteed minimum death and living benefits. We are subject to RBC standards and/or other minimum statutory capital and surplus requirements imposed under the laws of Iowa, our state of domicile. (For additional discussion of possible updates to how the NAIC calculates RBC ratios, see “Item 1. Business-Regulation-Insurance Regulation-Financial Regulation-Risk -Based Capital.”)

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

Our businesses and relationships with customers are dependent upon our ability to maintain the confidentiality of our and our customers' trade secrets, personal information, and other confidential information (including customer transactional data and personal information about our customers, the employees and customers of our customers, and our own employees). Pursuant to federal laws, various federal regulatory and law enforcement agencies have established rules regarding the privacy and security of personal information. In addition, most states have enacted laws, which laws vary significantly from jurisdiction to jurisdiction, applicable to the privacy and security of personal information. Certain of our employees and contractors and many sales representatives of our broker-dealer subsidiaries and affiliates have access to and routinely process personal information in a variety of forms, including computerized, paper and other forms. We rely on various internal processes and controls to protect the confidentiality of personal information that is accessible to, or in the possession of, us, our employees, contractors and representatives. It is possible that an employee, contractor or representative could, intentionally or unintentionally, disclose or misappropriate personal information or confidential customer information. If we fail to maintain adequate internal controls, including any failure to implement newly-required additional controls, or if our employees, contractors or representatives fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of personal information or confidential customer information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation, result in regulatory action or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, reputation, results of operations and financial condition. For additional risks related to our potential failure to protect confidential information, see “-Interruption or other operational failures in telecommunication, information technology, and other operational systems, or a failure to maintain security, integrity, confidentiality or privacy of sensitive data residing on such systems, including as a result of human error, could harm our business.”

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

In addition, businesses in the United States and in other countries have increasingly become the targets of "cyberattacks", "hacking" or similar illegal or unauthorized intrusions into computer systems and networks. Such events are often highly publicized, result in the theft of significant amounts of information, and cause extensive damage to the reputation of the targeted business, in addition to leading to significant expenses associated with investigation, remediation and customer protection measures. Like others in our industry, we are subject to cyber incidents in the ordinary course of our business. Although we seek to limit our vulnerability to such events through technological and other means, it is not possible to anticipate or prevent all potential forms of cyberattack or to guarantee our ability to fully defend against all such attacks. In addition, due to the sensitive nature of much of the financial and similar personal information we maintain, we may be at particular risk for targeting.

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

Third parties to whom we outsource certain of our functions are also subject to the risks outlined above, any one of which could result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, results of operations and financial condition.

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

In addition, FASB is working on several projects, which could result in significant changes in U.S. GAAP, including how we account for our life insurance policies, annuity contracts and financial instruments and how our financial statements are presented. The changes to U.S. GAAP could affect the way we account for and report significant areas of our business, could impose special demands on us in the areas of governance, employee training, internal controls and disclosure and will likely affect how we manage our business.

Under the tax sharing agreement effective January 1, 2013, a change in control could affect availability of cash payments to which we would otherwise be entitled under the prior tax sharing agreement.

For years beginning before January 1, 2013, we and certain of our U.S. affiliates, including Voya Financial, Inc., the U.S. holding company for ING Group's U.S.-based retirement services, life insurance and investment management operations, are parties to an intercompany tax sharing agreement that requires Voya Financial, Inc. to pay its subsidiaries, including us, for the tax benefits of ordinary and capital losses as they are incurred and in turn requires its subsidiaries, including us, to pay Voya Financial, Inc. for the taxes payable on their ordinary income and capital gains. Under the agreement, Voya Financial, Inc. is required to make payments to us even if our losses do not offset other subsidiaries' ordinary income or capital gains. Accordingly, this tax sharing agreement can require Voya Financial, Inc. to make cash payments to us and our affiliates that exceed the amount of cash payments paid by us and our affiliates under the tax sharing agreement. During the years ended 2013 and 2012, we made net cash payments to Voya Financial, Inc. under the tax sharing agreement of $114.4 million and $40.0 million, respectively.

Effective January 1, 2013, we entered into a new tax sharing agreement with Voya Financial, Inc. which provides that for 2013 and subsequent years, Voya Financial, Inc. will pay us for the tax benefits of ordinary and capital losses only in the event that the consolidated tax group actually uses the tax benefit of losses generated. Accordingly, in years we incur losses and the associated tax benefits cannot be used by the consolidated tax group we may establish tax valuation allowances, reduce statutory-based admitted assets and may no longer be entitled to receive net cash payments from Voya Financial, Inc. During the years ended December 31, 2014 and 2013, we made additional net cash payments to Voya Financial, Inc. under the new tax sharing agreement of $44.3 million and $118.1 million, respectively.

One such instance where the associated tax benefits may not be used by the consolidated tax group could occur if there is a change in control which would trigger the imposition of certain limitations pursuant to Section 382 and Section 383 of the U.S. Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). These sections operate as anti-abuse rules, the general purpose of which is to prevent trafficking in tax losses and credits, but which can apply without regard to whether a "loss trafficking" transaction occurs or is intended. These rules are triggered when an "ownership change" (generally defined as when the ownership of a company changes by more than 50% (measured by value) on a cumulative basis in any three year period) occurs ("Section 382 event").

During March 2014, ING Group divested a portion of its shareholding in Voya Financial, Inc., our indirect parent company, which we believe caused Voya Financial, Inc. to experience a Section 382 event. Using an estimated Section 382 value of Voya Financial, Inc., we estimate that it is unlikely that our deferred tax asset, tax valuation allowance, admitted deferred tax asset and tax sharing agreement payments will materially change as a result of the Section 382 event with respect to Voya Financial, Inc.

However, numerous aspects of the application of Section 382 are subject to potential challenge by the IRS. If the IRS were to successfully challenge the IRC Section 382 calculations of Voya Financial, Inc., this could impact our ability to obtain tax benefits from existing and future losses and deductions could be adversely affected.

We may be required to establish an additional valuation allowance against the deferred income tax asset if our business does not generate sufficient taxable income or if our tax planning strategies are modified. Increases in the deferred tax valuation allowance could have a material adverse effect on our results of operations and financial condition.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets represent the tax benefit of future deductible temporary differences, operating loss carryforwards and tax credits carryforward. We periodically evaluate and test our ability to realize our deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In assessing the more likely than not criteria, we consider future taxable income as well as prudent tax planning strategies. Future facts, circumstances, tax law changes and FASB developments may result in an increase in the valuation allowance. An increase in the valuation allowance could have a material adverse effect on our results of operations and financial condition.

As of December 31, 2014, we have recognized deferred tax assets based on tax planning related to unrealized gains on investment assets. To the extent these unrealized gains decrease, the tax benefit may be reduced by increasing the tax valuation allowance. For example, if interest rates increase, the amount of the unrealized gains will, most likely, decrease, with all other things constant. The decrease in the deferred tax asset may be recorded as a tax expense in tax on continuing operations based on the intra period tax allocation rules described in ASC Topic 740, "Income Taxes."

Our business may be negatively affected by adverse publicity or increased governmental and regulatory actions with respect to us, other well-known companies or the financial services industry in general.

Governmental scrutiny with respect to matters relating to compensation, compliance with regulatory and tax requirements and other business practices in the financial services industry has increased dramatically in the past several years and has resulted in more aggressive and intense regulatory supervision and the application and enforcement of more stringent standards. The financial crisis of 2008-09 and current political and public sentiment regarding financial institutions has resulted in a significant amount of adverse press coverage, as well as adverse statements or charges by regulators and elected officials. Press coverage and other public statements that assert some form of wrongdoing, regardless of the factual basis for the assertions being made, could result in some type of inquiry or investigation by regulators, legislators and/or law enforcement officials or in lawsuits. Responding to these inquiries, investigations and lawsuits, regardless of the ultimate outcome of the proceeding, is time-consuming and expensive and can divert the time and effort of our senior management from its business. Future legislation or regulation or governmental views on compensation may result in us altering compensation practices in ways that could adversely affect our ability to attract and retain talented employees. Adverse publicity, governmental scrutiny, pending or future investigations by regulators or law enforcement agencies and/or legal proceedings involving us or our affiliates, possibly including ING Group, could also have a negative impact on our reputation and on the morale and performance of employees, and on business retention and new sales, which could adversely affect our businesses and results of operations.

Litigation may adversely affect our profitability and financial condition.

We are, and may be in the future, subject to legal actions in the ordinary course of our business operations. Some of these legal proceedings may be brought on behalf of a class. Plaintiffs may seek large or indeterminate amounts of damage, including compensatory, liquidated, treble and/or punitive damages. Our reserves for litigation may prove to be inadequate. It is possible that our results of operations or cash flows in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation depending, in part, upon the results of operations or cash flows for such period. Given the large or indeterminate amounts sometimes sought, and the inherent unpredictability of litigation, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation matters could have a material adverse effect on our financial condition.

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

As we continue to focus on reducing the expense necessary to support our operations, we have increasingly used outsourcing strategies for certain technology and business functions. If third-party providers experience disruptions or do not perform as anticipated, or we experience problems with a transition, we may experience operational difficulties, an inability to meet obligations, including, but not limited to, policyholder obligations, increased costs and a loss of business that may have a material adverse effect on our business and results of operations. For other risks associated with our outsourcing of certain functions, see “-Interruption or other operational failures in telecommunication, information technology and other operational systems, or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on such systems, including as a result of human error, could harm our business.”

We may not be able to protect our intellectual property and may be subject to infringement claims.

We rely on a combination of contracts and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we endeavor to protect our rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents and trade secrets or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could have a material adverse effect on our business and our ability to compete.

We may also be subject to claims by third parties for (i) patent, trademark or copyright infringement, (ii) breach of contractual copyright, trademark or license rights, or (iii) misappropriation of trade secrets. Any such claims and any resulting litigation could result in significant expense and liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly work around. Any of these scenarios could have a material adverse effect on our business and results of operations.

Risks Related to Our Closed Block of Variable Annuities

Although we no longer actively market retail variable annuities, our business, results of operations, financial condition and liquidity will continue to be affected by our closed block of variable annuity products for the foreseeable future.

Our closed block of retail variable annuities were sold primarily from 2001 to early 2010 when the block entered run-off. These products offered long-term savings vehicles in which customers (policyholders) made deposits that were invested, largely at the customer's direction, in a variety of U.S. and international equity, fixed income, real estate and other investment options. In addition, these products provided customers with the option to purchase living benefit riders, including GMWBL, GMIB, GMAB and GMWB. All retail variable annuity products include ("GMDB"). In 2009, we decided to cease sales of retail variable annuity products with substantial guarantee features. In early 2010, we ceased all new sales of these products with substantial guarantees, although we continue to accept new deposits in accordance with, and subject to the limitations of, the provisions of existing contracts.

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
Our closed block of variable annuity products is subject to risks associated with the future behavior of policyholders and future claims payment patterns, using assumptions for mortality experience, lapse rates, GMIB annuitization rates and GMWBL withdrawal rates. We are required to make assumptions about these behaviors and patterns, which may not reflect the actual behaviors and patterns we experience in the future. It is possible that future assumption changes could produce reserve changes that could be material, before considering the impact of reinsurance with SLDI.

In particular, we have only minimal experience on policyholder behavior for our GMIB and as a result, future experience could lead to significant changes in our assumptions. Our GMIB contracts, most of which were issued during the period from 2004 to 2006, have a ten-year waiting period before annuitization is available. These contracts first become eligible to annuitize during the period from 2014 through 2016 but contain significant incentives to delay annuitization beyond the first eligibility date. As a result, although we have increased experience on policyholder behavior for the first opportunity to annuitize, we have only a statistically small sample of experience used to set annuitization rates beyond the first eligibility date. Therefore, we anticipate that observable experience data will become statistically credible later this decade, when a large volume of GMIB benefits begin to reach their maximum benefit over the four-year period from 2019 to 2022. It is possible, however, that policyholders may choose to annuitize soon after the first annuitization date, rather than delay annuitization to receive increased guarantee benefits, in which case we may have increasingly statistically credible experience as early as the period from 2015 through 2016.

Similarly, most of our GMWBL contracts are still in the first five to seven policy years, so our assumptions for withdrawal from contracts with GMWBL benefits may change as experience emerges. In addition, like our GMIB contracts, many of our GMWBL contracts contain significant incentives to delay withdrawal. Our experience for GMWBL contracts has become more credible, which resulted in our current best estimate assumption reflecting meaningfully longer delays in utilization than the previous assumption. It is possible, however, that policyholders may choose to withdraw sooner or later than the current best estimate assumes. We expect customer decisions on withdrawal will be influenced by customers’ financial plans and needs as well as by interest rate and market conditions over time and by the availability and features of competing products.

We also make estimates of expected lapse rates, which represent the probability that a policy will not remain in force from one period to the next, for our closed block of variable annuity products. Lapse rates of our variable annuity contracts may be significantly impacted by the value of guaranteed minimum benefits relative to the value of the underlying separate accounts (account value or account balance). In general, policies with guarantees that are “in the money” (i.e., where the notional benefit amount is in excess of the account value) are assumed to be less likely to lapse. Conversely, “out of the money” guarantees are assumed to be more likely to lapse as the policyholder has less incentive to retain the policy. Lapse rates could also be adversely affected generally by developments that affect customer perception of us.

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

We periodically re-evaluate our Variable Annuity Hedge Program to respond to changing market conditions and balance the trade-offs among several important factors, including regulatory reserves, rating agency capital, underlying economics, earnings and other factors. While our Variable Annuity Hedge Program is intended to balance numerous critical metrics, we are subject to the risk that our strategies and other management decisions may prove ineffective or that unexpected policyholder experience, alone or in combination with unfavorable market events, may produce losses or unanticipated cash needs beyond the scope of the risk management strategies employed. The Variable Annuity Hedge Program assumes that hedge positions can be rebalanced during a market shock and that the performance of the derivative contracts reasonably matches the performance of the contract owners’ variable fund returns. In addition, our Variable Annuity Hedge Program does not hedge certain non-market risks inherent in this segment, including business, credit, insurance and operational risks; any of these risks could cause us to experience unanticipated losses or cash needs. For example, hedging counterparties may fail to perform their obligations resulting in unhedged exposures and losses on positions that are not collateralized. Finally, the cost of the Variable Annuity Hedge Program itself may be greater than anticipated as adverse market conditions can limit the availability and increase the costs of the hedging instruments we employ, and such costs may not be recovered in the pricing of the underlying products being hedged. For example, the cost of hedging guaranteed minimum benefits increases as market volatilities increase and/or interest rates decrease, resulting in a reduction to net income.

Risks Related to Regulation

Our businesses and those of our affiliates are heavily regulated and changes in regulation or the application of regulation may reduce our profitability.

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

Our operations are subject to comprehensive regulation and supervision throughout the United States. State insurance laws regulate most aspects of our insurance business and we are regulated by the insurance department of our state of domicile, Iowa. The primary purpose of state regulation is to protect policyholders, and not necessarily to protect creditors and investors. See "Item 1. Business - Regulation-Insurance Regulation".

State insurance guaranty associations have the right to assess insurance companies doing business in their state in order to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, liabilities we have currently established for these potential assessments may not be adequate.

State insurance regulators, the NAIC and other regulatory bodies regularly reexamine existing laws and regulations applicable to insurance companies and their products and their affiliated transactions. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and could materially and adversely affect our business, results of operations or financial condition. We currently use our Arizona domiciled captive reinsurance company primarily to reinsure the guaranteed living benefits of certain of our closed block variable annuities. In October 2011, the NAIC established a subgroup to study insurers' use of captive reinsurance companies and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations, and to establish appropriate regulatory requirements to address concerns identified in the study. Additionally, in June 2013, the New York State Department of Financial Services (the "NYDFS") released a report critical of certain captive reinsurance structures and calling, in part, for other state regulators to adopt a moratorium on approving such structures pending further review by state and federal regulators. Also, in December 2013, the United States Treasury Department’s Federal Insurance Office (“FIO”) issued a report on how to modernize and improve the system of insurance regulation in the United States, recommending, in part, that states develop a uniform and transparent solvency oversight regime for the transfer of risk to reinsurance captives and adopt a uniform capital requirement for reinsurance captives, including a prohibition on transactions that do not constitute legitimate risk transfer. FIO reiterated its recommendations for captives reform in its 2014 annual report. During 2014, the NAIC advanced two captives proposals. In June 2014, the NAIC adopted a new regulatory framework set out in the Rector Report for captives assuming XXX and AXXX business. In December 2014, the NAIC adopted AG48 which established a new regulatory requirement applicable to XXX and AXXX reserves ceded to reinsurers, including affiliated reinsurers, as the first step in implementing the framework set out in the Rector Report. As adopted, AG48 limits the type of assets that may be used as collateral to back the XXX and AXXX statutory reserves. The new guidance will apply prospectively to existing reinsurance transactions that reinsure policies issued on or after January 1, 2015 and new reinsurance transactions entered into on or after January 1, 2015. The NAIC has charged multiple working groups with the responsibility to address other aspects of the Rector framework. In March 2014, the NAIC considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In November 2014, NAIC staff were directed to prepare a new accreditation proposal relating to captives, and on February 24, 2015, the NAIC Accreditation Committee exposed for public comment such a proposal, in the form of a revised preamble to the NAIC accreditation standards. The proposal would require states to apply the NAIC accreditation standards to captive reinsurers that assume (i) XXX/AXXX policies issued on or after January 1, 2015 or issued prior to January 1, 2015 and that were not part of a reinsurance arrangement as of December 31, 2014, (ii) variable annuities, and (iii) long term care insurance. As drafted, the proposal would apply to our affiliate, SLDI, an Arizona captive. We cannot predict what revisions, if any, would be made to the proposal as a result of the public comment or other NAIC deliberations, whether this or other proposals would be adopted by the NAIC, or actions and regulatory changes will result from the continued captives scrutiny and reform efforts by the NAIC and other regulatory bodies. Any regulatory action that prohibits or limits the use of or materially increases our cost of using captive reinsurance companies, either retroactively or prospectively, including, if adopted as proposed, without grandfathering provisions for existing captive variable annuity reinsurance entities, the February 2015 NAIC accreditation proposal, could have a material adverse effect on our financial condition or results of operations.

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

In addition to the foregoing risks, the financial services industry is the focus of increased regulatory scrutiny as various state and federal governmental agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the financial services industries. For a description of certain regulatory inquiries affecting the Company, see the Litigation and Regulatory Matters section of the Commitments and Contingencies Note in our Financial Statements in Part II, Item 8. in this Annual Report on Form 10-K. It is possible that future regulatory inquiries or investigations involving the insurance industry generally, or the Company specifically, could materially and adversely affect our business, results of operations or financial condition.

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

Our annuity, retirement and investment products are subject to a complex and extensive array of state and federal tax, securities, insurance and employee benefit plan laws and regulations, which are administered and enforced by a number of different governmental and self-regulatory authorities, including state insurance regulators, state securities administrators, state banking authorities, the SEC, the Financial Industry Regulatory Authority ("FINRA"), the DOL, and the IRS.

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

On July 21, 2010, the Dodd-Frank Act was signed into law. It effects comprehensive changes to the regulation of financial services in the United States. The Dodd-Frank Act directs existing and newly-created government agencies and bodies to perform studies and promulgate a multitude of regulations implementing the law, a process that is underway and is expected to continue over the next few years. While some studies have already been completed and the rule-making process is well underway, there continues to be significant uncertainty regarding the results of ongoing studies and the ultimate requirements of regulations that have not yet been adopted. We cannot predict with certainty how the Dodd-Frank Act and such regulations will affect the financial markets generally, or impact our business, ratings, results of operations, financial condition or liquidity. Key aspects we have identified to date of the Dodd-Frank Act's potential impact on us include:

•
If designated by the FSOC as a nonbank financial company subject to supervision by the Federal Reserve, we would become subject to a comprehensive system of prudential regulation, including, among other matters, minimum capital requirements, liquidity standards, credit exposure requirements, overall risk management requirements, management interlock prohibitions, a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress, stress testing, additional fees and assessments and restrictions on proprietary trading and certain investments. The exact scope and consequences of these standards are subject to ongoing rulemaking activity by various federal banking regulators and therefore are currently unclear. However, this comprehensive system of prudential regulation, if applied to us, would significantly impact the manner in which we operate and could materially and adversely impact the profitability of one or more of our business lines or the level of capital required to support our activities. In designating non-bank financial companies for heightened prudential regulation by the Federal Reserve, the FSOC considers, among other matters, their scope, size and potential impact of their activities on the financial stability of the United States.

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

•
The Dodd-Frank Act established the FIO within the Treasury Department headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including participating in the FSOC's decisions regarding insurers to be designated for stricter regulation by the Federal Reserve. The Dodd-Frank Act also required the director of FIO to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity by federal involvement or effective action by the states. The director issued that report in December 2013, recommending, in part, increased federal involvement in certain areas of insurance regulation to improve uniformity, and setting out recommendations in areas of near-term reform for the states, including prudential and marketplace oversight. The report also recommended, in part, that states develop a uniform and transparent solvency oversight regime for the transfer of risk to reinsurance captives, and adopt a uniform capital requirement for reinsurance captives, including a prohibition on transactions that do not constitute legitimate risk transfer. FIO reiterated its recommendations for captives and other reforms in its 2014 annual report. FIO has an ongoing charge to monitor all aspects of the insurance industry and will monitor state regulatory developments, including those called for in its report and present options for federal involvement if deemed necessary.

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

In addition to the Dodd-Frank Act, regulators and lawmakers in non-U.S. jurisdictions are engaged in addressing the causes of the financial crisis of 2008-09 and means of avoiding such crises in the future. Although currently we are not directly subject to non-U.S. regulation, we may be significantly affected by foreign regulatory actions, because of business relationships with institutions that are subject to direct regulation in non-U.S. jurisdictions. We are unable to predict how any such regulations could directly or indirectly affect our business, our relationship with foreign institutions or our results of operations, financial condition and liquidity.

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

Securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets or investment advisory or brokerage clients. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of business for failure to comply with those laws and regulations. A number of changes have recently been proposed to the laws and regulations that govern the conduct of our registered insurance products business and our distributors that could have a material adverse effect on our results of operations and financial condition. For example, the Dodd-Frank Act authorizes the SEC to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice. In 2014, the SEC and FINRA announced that the marketing and recommendation of IRA rollovers was an exam priority; accordingly sales of Voya Financial, Inc. rollover products, particularly by our affiliated broker-dealer firms, could be affected by this heightened scrutiny. Further, proposals have been made that the SEC establish a self-regulatory organization with respect to registered investment advisers, which could increase the level of regulatory oversight over them. Changes to these laws or regulations that restrict the conduct of our business could have an adverse effect on our results of operations and financial condition.

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

Other proposed regulatory initiatives applicable to individual retirement accounts and individual retirement annuities may negatively impact the distribution of our products. In particular, the DOL issued a proposed regulation in October 2010 that would, if adopted as proposed, significantly broaden the circumstances under which a person or entity providing investment advice with respect to ERISA plans or individual retirement accounts and individual retirement annuities would be deemed a fiduciary under ERISA or the Internal Revenue Code. Although the DOL withdrew this proposal in the fourth quarter of 2011, it announced in July of 2013 that it would re-propose the regulation under the revised general topic of conflicts of interest under ERISA pertaining to investment advice. The new proposed regulation is expected to be transmitted by the DOL to the Office of Management and Budget for review during the first quarter of 2015 and published for public comment during the second quarter of 2015. We cannot predict with any certainty what will be contained in the re-proposed regulations or when the DOL would propose the new rule become final or effective, but they could alter the way our products and services are marketed and sold to ERISA plans and their plan participants and to purchasers of individual retirement accounts and individual retirement annuities. This could have a material impact on the level and type of services we can provide as well as the nature and amount of compensation and fees we and our advisors and employees may receive for investment-related services. In addition, the proposed regulations may make it easier for regulators and plaintiffs in litigation, to attempt to extend fiduciary status to advisors who would not be deemed fiduciaries under current regulations. See “Item 1. Business - Regulation-Regulation of Annuity Products."

Changes in tax laws and interpretations of existing tax law could increase our tax costs, impact our ability to make distributions to Voya Financial, Inc. or make our insurance, annuity and investment products less attractive to customers.

Changes in tax laws could increase our taxes and our effective tax rates. For example, as in prior years the Obama Administration recently re-proposed modifying the dividends received deduction for life insurance company separate accounts, and such a modification could significantly reduce or eliminate the dividends received deduction that we are able to claim for dividends received in separate accounts. As such, the dividend received deduction is a significant component of the difference between our actual tax expense and the expected tax expense determined using the federal statutory income tax rate of 35%. Also, interpretation and enforcement of existing tax law could change and could be applied to us as part of an IRS examination and increase our tax costs. In the course of such examinations, we have also entered into agreements with the IRS to resolve issues related to the application of the section 382 limitation and tax accounting matters such as: i) whether certain derivative transactions qualify for hedge treatment, ii) the proper treatment of valid tax hedge gains and losses and iii) “other than temporary impairment” losses.

These agreements may be superseded by future enacted laws, regulations or public guidance that increases our taxes and our effective tax rates. Further, changes in tax rates could affect the amount of our deferred tax assets and deferred tax liabilities. One such change relates to the current debate over corporate tax reform and corporate tax rates. A reduction in the top federal tax rate would result in lower statutory deferred tax assets. Such a reduction in the statutory deferred tax asset may impact our ability to make distributions to Voya Financial, Inc.

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

With the leadership changes as a consequence of the mid-term elections, Congress has signaled renewed interest in pursuing tax reform premised on the notion of reducing corporate tax rates by broadening the taxable income base and reducing tax preferences, including possibly the reduction or elimination of tax preferences associated with our industry. We also believe that states that stand to lose tax revenue of their own will exert pressure on the federal government not to enact additional measures as part of comprehensive tax reform that would negatively impact them. Such a situation may result in more pressure on raising revenue from tax preferences associated with our Company and products.

Risks Related to Our Separation from ING Group

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

Our new status as an indirect, wholly owned subsidiary of a separate, publicly traded company could adversely affect our ability to attract and retain customers, which could result in reduced sales of our products. ING U.S., Inc. changed its legal name to Voya Financial, Inc. in April 2014; and in May 2014 the Investment Management and Employee Benefits businesses began using the Voya Financial brand. In September 2014, all of our businesses began using the Voya Financial brand and all remaining ING U.S. legal entities that had names incorporating the "ING" brand, including the Company, changed their names to reflect the Voya brand. While the bulk of our operational and legal entity rebranding efforts are now behind us, we anticipate that the entire process of changing all marketing materials, operating materials and legal entity names containing the word “ING” or “Lion” to our new brand name will be completed no later than October 2015 at a cost between $40 million and $50 million.

Some of our existing policyholders, contract owners and other customers may choose to stop doing business with us, which could increase the rate of surrenders and withdrawals in our policies and contracts. In addition, other potential policyholders and contract owners may decide not to purchase our products because we are no longer a part of ING Group.

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

Item 3.    Legal Proceedings

See the Litigation and Regulatory Matters section of the Commitments and Contingencies Note in our Financial Statements in Part II, Item 8. in this Annual Report on Form 10-K for a description of our material legal proceedings.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(Dollar amounts in millions, unless otherwise stated)

There is no public trading market for the common stock of VIAC.  All of our outstanding common stock is owned by our parent, Voya Holdings Inc. ("Parent"), a direct, wholly owned subsidiary of Voya Financial, Inc.

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

During the year ended December 31, 2014, we declared an ordinary dividend in the amount of $216.0 million to our Parent, which was paid on May 19, 2014. During the year ended December 31, 2013, following receipt of required approval from the Iowa Insurance Division (the "Division") and consummation of the IPO of Voya Financial, Inc., we also paid an extraordinary return of capital distribution of $230.0 million to our Parent.

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

During the years ended December 31, 2014, and 2013, we did not receive any capital contributions from our Parent.

Item 6.    Selected Financial Data

Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7.    Management's Narrative Analysis of the Results of Operations and Financial Condition
(Dollar amounts in millions, unless otherwise stated)

For the purposes of the discussion in this Annual Report on Form 10-K, the terms "Company," "we," "our," "us" and "VIAC" refer to Voya Insurance and Annuity Company. We are a direct, wholly owned subsidiary of Voya Holdings Inc. (formerly Lion Connecticut Holdings Inc.) ("Parent"), which is a direct, wholly owned subsidiary of Voya Financial, Inc.

The following discussion and analysis presents a review of our results of operations for the years ended December 31, 2014, 2013 and 2012 and financial condition as of December 31, 2014 and 2013. This item should be read in its entirety and in conjunction with the Financial Statements and related notes contained in Part II, Item 8. of this Annual Report on Form 10-K.

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

We have identified the following accounting judgments and estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

Reserves for future policy benefits, deferred policy acquisition costs ("DAC"), value of business acquired ("VOBA") and deferred sales inducements ("DSI"), valuation of investments and derivatives, impairments, income taxes and contingencies

In developing these accounting estimates, we make subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, we believe the amounts provided are appropriate based on the facts available upon preparation of the Financial Statements.

The above critical accounting estimates are described in the Business, Basis of Presentation and Significant Accounting Policies Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

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

•
Mortality is the incidence of death among policyholders triggering the payment of underlying insurance coverage by the insurer. In addition, mortality also refers to the ceasing of payments on life-contingent annuities due to the death of the annuitant. We utilize a combination of actual and industry experience when setting our mortality assumptions.

•
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

See the Guaranteed Benefit Features Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on our reserves for future policy benefits, contract owner account balances and product guarantees.

Insurance and Other Reserves

Reserves for traditional life insurance contracts (term insurance, participating and non-participating whole life insurance and traditional group life insurance) and accident and health insurance represent the present value of future benefits to be paid to or on behalf of contract owners and related expenses, less the present value of future net premiums. Assumptions as to interest rates, mortality, expenses and persistency are based on our estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Interest rates used to calculate the present value of these reserves ranged from 3.0% to 7.2%.

Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality and expenses are based on our estimates of experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 1.0% to 7.5%.

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

GMAB, GMWB, GMWBL and FIA: We also issue certain products which contain embedded derivatives that are measured at estimated fair value separately from the host contract. These embedded derivatives include annuity guaranteed minimum accumulation benefits ("GMAB"), guaranteed minimum withdrawal benefits without life contingencies ("GMWB"), guaranteed minimum withdrawal benefits with life payouts ("GMWBL") and fixed indexed annuities ("FIA"). Changes in estimated fair value of these derivatives are reported in Other net realized capital gains (losses) in the Statements of Operations.

At inception of the GMAB, GMWB and GMWBL contracts, we project a fee to be attributed to the embedded derivative portion of the guarantee equal to the present value of projected future guaranteed benefits. At inception, the estimated fair value of the GMAB, GMWB and GMWBL contracts is determined based on the present value of projected future guaranteed benefits, minus the present value of projected attributed fees. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates. The projection of future guaranteed benefits and future attributed fees require the use of assumptions for capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.) and policyholder behavior (e.g., lapse, benefit utilization, mortality, etc.).

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

The liabilities for the GMAB, GMWB, GMWBL and FIA embedded derivatives include a risk margin to capture uncertainties related to policyholder behavior assumptions. The margin represents additional compensation a market participant would require to assume these risks.

The discount rate used to determine the fair value of the liabilities for our GMAB, GMWB, GMWBL and FIA embedded derivatives includes an adjustment to reflect the risk that these obligations will not be fulfilled (“nonperformance risk”). Our nonperformance risk adjustment is based on a blend of observable, similarly rated peer holding company credit default swap ("CDS") spreads, adjusted to reflect the credit quality of VIAC, the issuer of the guarantee as well as an adjustment to reflect the priority of policyholder claims.The impact of the nonperformance risk adjustment on the fair value of these liabilities was a reduction of approximately $754 million and $373 million as of December 31, 2014 and 2013, respectively.

Assumptions and Periodic Review

We review overall policyholder experience at least annually (including lapse, annuitization, withdrawal and mortality) and update these assumptions when deemed necessary based on additional information that becomes available. If actual lapse rates are significantly different from those assumed, such could have a significant effect on our reserve levels and related results of operations.

See the Quantitative and Qualitative Disclosures About Market Risk Section in Part II, Item 7A. of this Annual Report on Form 10-K for additional information regarding the specific hedging strategies and reinsurance we utilize to mitigate risk for the product guarantees, as well as sensitivities of the embedded derivative liabilities to changes in certain capital markets assumptions.

Deferred Policy Acquisition Costs, Value of Business Acquired and Deferred Sales Inducements

DAC represents policy acquisition costs that have been capitalized and are subject to amortization and interest. Capitalized costs are incremental, direct costs of contract acquisition and certain costs related directly to successful acquisition activities. Such costs consist principally of commissions, underwriting, sales and contract issuance and processing expenses directly related to the successful acquisition of new and renewal business. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. VOBA represents the outstanding value of in-force business acquired and is subject to amortization and interest. The value is based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition and increased for subsequent deferrable expenses on purchased policies.

DSI represents benefits paid to contract owners for a specified period that are incremental to the amounts we credit on similar contracts without sales inducements and are higher than the contract's expected ongoing crediting rates for periods after the inducement.

See the Deferred Policy Acquisition Costs and Value of Business Acquired Note and the Sales Inducements Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for additional information on DAC, VOBA and sales inducements.

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

Recoverability testing is performed for current issue year products to determine if gross revenues are sufficient to cover DAC, VOBA and DSI estimated benefits and expenses. In subsequent periods, we perform testing to assess the recoverability of DAC, VOBA and DSI on an annual basis, or more frequently if circumstances indicate a potential loss recognition issue exists. If DAC, VOBA or DSI are not deemed recoverable from future gross profits, charges will be applied against the DAC, VOBA or DSI balances before an additional reserve is established.

In assessing loss recognition related to DAC, VOBA and DSI, we must select an approach for aggregating different blocks of business in the loss recognition calculation. In the first quarter of 2013, we updated the aggregation approach used in assessment of such loss recognition. This change in estimate was due to certain organizational changes that commenced in the first quarter of 2013, which resulted in changes to how we manage the variable annuity business that is no longer actively marketed. As a result of this estimate change, we recognized loss recognition of $350.8 million before taxes during the first quarter of 2013. This amount was recorded in the Statements of Operations of $306.0 million to Net amortization of deferred policy acquisition costs and value of business acquired and $44.8 million to Interest credited and other benefits to contract owners/policyholders, with a corresponding decrease in the Balance Sheets to Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners.

Assumptions and Periodic Review

Changes in assumptions can have a significant impact on DAC, VOBA and DSI balances, amortization rates, reserve levels and results of operations. Assumptions are management's best estimate of future outcome. Several assumptions are considered significant and require significant judgment in the estimation of gross profits associated with our variable products. We periodically review these assumptions against actual experience and, based on additional information that becomes available, update our assumptions. If emerging experience deviates from our assumptions, such could have a significant effect on our DAC, VOBA and DSI and/or reserves and the related results of operations.

•
One significant assumption is the assumed return associated with the variable account performance, which has historically had a greater impact on variable annuity than VUL products. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. Our practice assumes that near-term and long-term increases or decreases in equity markets revert to the long-term appreciation in equity markets. We monitor market events and only change the assumption when sustained deviations are expected. This methodology incorporates a 9% long-term equity return assumption, a 14% cap and a five-year look-forward period.

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

During the third quarter of 2014 and 2013, we conducted our annual review of assumptions, including projection model inputs. As a result of these reviews, we made a number of changes, which resulted in favorable unlocking of DAC/VOBA and other intangibles of $109.3 million and $27.8 million in 2014 and 2013, respectively.

Sensitivity

We perform sensitivity analyses to assess the impact that certain assumptions have on DAC, VOBA and DSI, as well as certain reserves. The following table presents the estimated instantaneous net impact on Income (loss) before income taxes of various assumption changes on our DAC, VOBA and DSI balances and the impact on related reserves for future policy benefits and reinsurance. The effects presented are not representative of the aggregate impacts that could result if a combination of such changes to equity markets, interest rates and other assumptions occurred. (Assumptions regarding shifts in market factors may be overly simplistic and not indicative of actual market behavior in stress scenarios.)

($ in millions)	December 31, 2014
Decrease in long-term rate of return assumption by 100 basis points	$(50.0)
A change to the long-term interest rate assumption of -50 basis points	(14.6)
A change to the long-term interest rate assumption of +50 basis points	7.3
An assumed increase in future mortality by 1%	(4.3)
A one-time, 10% decrease in equity market values(1)	47.5
(1)Excludes impact of derivative results ceded to Security Life of Denver International Limited ("SLDI") under the combined coinsurance and coinsurance funds withheld agreement as amended.

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

See the Investments Note and the Derivative Financial Instruments Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information.

Investments

We measure the fair value of our financial assets and liabilities based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset or nonperformance risk, including our own credit risk. The estimate of fair value is the price that would be received to sell an asset or transfer a liability ("exit price") in an orderly transaction between market participants in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability. We use a number of valuation sources to determine the fair values of our financial assets and liabilities, including quoted market prices, third-party commercial pricing services, third-party brokers and industry-standard, vendor-provided software that models the value based on market observable inputs and other internal modeling techniques based on projected cash flows.

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

Derivatives

Derivatives are carried at fair value, which is determined by using observable key financial data, such as yield curves, exchange rates, Standard & Poor's 500 Index ("S&P 500") prices, London Interbank Offered Rates ("LIBOR") and Overnight Index Swap Rates ("OIS") or through values established by third-party sources, such as brokers. Valuations for our futures contracts are based on unadjusted quoted prices from an active exchange. Counterparty credit risk is considered and incorporated in our valuation process through counterparty credit rating requirements and monitoring of overall exposure. Our own credit risk is also considered and incorporated in our valuation process.

We have certain CDS and options that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants.

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

In addition, we have entered into coinsurance treaties with funds withheld reinsurance arrangements that contain embedded derivatives. The fair value of the embedded derivatives is based on the change in the fair value of the underlying assets held in the trust using the valuation methods and assumptions described for our investments held.

The valuation of derivatives involves considerable judgment, is subject to considerable variability, is established using management's best estimate and is revised as additional information becomes available. As such, changes in, or deviations from, these assumptions used in such valuations can have a significant effect on our results of operations.

For additional information regarding the fair value of our investments and derivatives, see the Fair Value Measurements Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

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

•
Additional considerations are made when assessing the unique features that apply to certain structured securities, such as subprime, Alt-A, non-agency RMBS, CMBS and ABS. These additional factors for structured securities include, but are not limited to: the quality of underlying collateral; expected prepayment speeds; loan-to-value ratio; debt service coverage ratios; current and forecasted loss severity; consideration of the payment terms of the underlying assets backing a particular security; and the payment priority within the tranche structure of the security.

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

Mortgage loans on real estate are all commercial mortgage loans. If a mortgage loan is determined to be impaired (i.e., when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of either the present value of expected cash flows from the loan, discounted on the loan's original purchase yield, or the fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure.

Impairment analysis of the investment portfolio involves considerable judgment, is subject to considerable variability, is established using management's best estimate and is revised as additional information becomes available. As such, changes in, or deviations from, the assumptions used in such analysis can have a significant effect on the results of operations.

For additional information regarding the evaluation process for impairments, see the Investments Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Income Taxes

The results of our operations are included in the consolidated tax return of Voya Financial, Inc. Generally, our Financial Statements recognize the current and deferred income tax consequences that result from our activities during the current and preceding periods pursuant to the provisions of Income Taxes (Accounting Standards Codification "ASC" Topic 740) as if we were a separate taxpayer rather than a member of Voya Financial, Inc.'s consolidated income tax return group, with the exception of any net operating loss carryforwards and capital loss carryforwards, which are recorded pursuant to the tax sharing agreement.

Our tax sharing agreement with Voya Financial, Inc. states that for each taxable year prior to January 1, 2013 during which we are included in a consolidated federal income tax return with Voya Financial, Inc., Voya Financial, Inc. will pay to us an amount equal to the tax benefit of our net operating loss carryforwards and capital loss carryforwards generated in such year, without regard to whether such net operating loss carryforwards and capital loss carryforwards are actually utilized in the reduction of the consolidated federal income tax liability for any consolidated taxable year.

Effective January 1, 2013, we entered into a new tax sharing agreement with Voya Financial, Inc. which provides that, for 2013 and subsequent years, Voya Financial, Inc. will pay us for the tax benefits of ordinary and capital losses only in the event that the consolidated tax group actually uses the tax benefit of losses generated.

Valuation Allowances

We use certain assumptions and estimates in determining the income taxes payable or refundable to/from Voya Financial, Inc. for the current year, the deferred income tax liabilities and assets for items recognized differently in our Financial Statements from amounts shown on our income tax returns and the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. We exercise considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are reevaluated on a periodic basis as regulatory and business factors change.

Our deferred tax assets and liabilities resulting from temporary differences between financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.

Deferred tax assets represent the tax benefit of future deductible temporary differences and operating loss and tax credit carryforwards. We evaluate and test the recoverability of deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary and, if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, we consider many factors, including:

•	The nature, frequency and severity of book income or losses in recent years;

•	The nature and character of the deferred tax assets and liabilities;

•	The recent cumulative book income (loss) position after adjustment for permanent differences;

•	Taxable income in prior carryback years;

•	Projected future taxable income, exclusive of reversing temporary differences and carryforwards;

•	Projected future reversals of existing temporary differences;

•	The length of time carryforwards can be utilized;

•	Prudent and feasible tax planning strategies we would employ to avoid a tax benefit from expiring unused; and

•	Tax rules that would impact the utilization of the deferred tax assets.

As of December 31, 2014, we have recognized $177.7 million deferred tax assets based on tax planning strategies related to unrealized gains on investment assets. Such tax planning strategies support the recognition of deferred tax assets associated with deductible temporary differences and may be adversely impacted by decreases in unrealized gains.

We recorded the following valuation allowances as of the dates indicated:

	December 31,
($ in millions)	2014		2013
Deferred tax assets	$549.7	(1)	$423.9
(1) Includes $540.6 million and $9.1 million related to ordinary deferred tax assets and foreign tax credits, respectively.

Tax Contingencies

In establishing unrecognized tax benefits, we determine whether a tax position is more likely than not to be sustained under examination by the appropriate taxing authority. We also consider positions that have been reviewed and agreed to as part of an examination by the appropriate taxing authority. Tax positions that do not meet the more likely than not standard are not recognized. Tax positions that meet this standard are recognized in our Financial Statements. We measure the tax position as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution with the taxing authority that has full knowledge of all relevant information.

Income tax obligations include the allowance on uncertain tax benefits related to Internal Revenue Service tax audits and state tax exams that have not been completed.  The timing of the payment (if any) of the unrecognized tax benefit of $5.5 million cannot be reliably estimated.

Changes in Law

Certain changes or future events, such as changes in tax legislation, completion of tax audits, planning opportunities and expectations about future outcomes could have an impact on our estimates of valuation allowances, deferred taxes, tax provisions and effective tax rates.

For example, a reduction in the corporate tax rate would most likely result in a tax benefit based on the fact that, as of December 31, 2014, we have a deferred tax liability. Conversely, an increase in the corporate tax rate would most likely result in an additional tax expense.

Contingencies

A loss contingency is an existing condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. Examples of loss contingencies include pending or threatened adverse litigation, threat of expropriation of assets and actual or possible claims and assessments. Amounts related to loss contingencies involve considerable judgments and are accrued if it is probable that a loss has been incurred and the amount can be reasonably estimated, based on our best estimate of the ultimate outcome. Reserves are established reflecting management's best estimate, reviewed on a quarterly basis and revised as additional information becomes available. When a loss contingency is reasonably possible, but not probable, disclosure is made of our best estimate of possible loss, or the range of possible loss, or a statement is made that such an estimate cannot be made.

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

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, see the Business, Basis of Presentation and Significant Accounting Policies Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Results of Operations

Overview

Products currently offered by us include immediate and deferred fixed annuities, designed to address individual customer needs for tax-advantaged savings, retirement needs and wealth-protection concerns and GICs sold primarily to institutional investors and corporate benefit plans.

We derive our revenue mainly from (a) investment income earned on investments primarily related to annuity products with fixed investment options, GIC deposits and funding agreements, (b) Fee income generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contract owners, (c) Premiums, (d) realized capital gains (losses) on investments and product guarantees and (e) certain other management fees included in Other revenue.  Our Benefits and expenses primarily consist of (a) Interest credited and other benefits to contract owners/policyholders, (b) amortization of DAC and VOBA and (c) Operating expenses which consist of expenses related to the selling and servicing of the various products offered by us and other general business expenses.

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

Our Net income (loss) for the year ended December 31, 2014 reflected a higher loss than the prior period primarily due to unfavorable changes in Interest credited and other benefits to contract owners/policyholders, an increase in Operating expenses and a decrease in Fee income, partially offset by favorable changes in Net amortization of DAC and VOBA, favorable changes in Total net realized capital gains (losses), an increase in Premiums, favorable changes in Income tax expense (benefit) and a decrease in Other expense.

	Year Ended December 31,
($ in millions)	2014	2013	2012
Revenues:
Net investment income	$1,264.7	$1,267.2	$1,285.5
Fee income	824.8	839.7	810.9
Premiums	537.8	436.3	459.0
Net realized capital gains (losses):
Total other-than-temporary impairments	(6.0)	(12.1)	(27.9)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(0.3)	(1.8)	(9.4)
Net other-than-temporary impairments recognized in earnings	(5.7)	(10.3)	(18.5)
Other net realized capital gains (losses)	(768.4)	(2,205.5)	(1,355.6)
Total net realized capital gains (losses)	(774.1)	(2,215.8)	(1,374.1)
Other revenue	29.8	29.8	34.7
Total revenues	1,883.0	357.2	1,216.0
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,391.9	(1,855.4)	364.5
Operating expenses	489.6	462.3	444.3
Net amortization of deferred policy acquisition costs and value of business acquired	(116.0)	1,522.4	343.7
Interest expense	28.2	28.2	30.9
Other expense	16.9	31.1	27.3
Total benefits and expenses	1,810.6	188.6	1,210.7
Income (loss) before income taxes	72.4	168.6	5.3
Income tax expense (benefit)	97.3	185.5	182.3
Net income (loss)	$(24.9)	$(16.9)	$(177.0)

Revenues

Total revenues increased $1,525.8 million from $357.2 million to $1,883.0 million primarily due to favorable changes in Total net realized capital gains (losses) and an increase in Premiums, partially offset by a decrease in Fee income.

Fee income decreased $14.9 million from $839.7 million to $824.8 million primarily due to lower average separate account AUM driven by the continued runoff of our variable annuity business.

Premiums increased $101.5 million from $436.3 million to $537.8 million primarily due to higher payout annuities with life contingencies, partially offset by lower assumed stop loss premiums due to the novation of a reinsurance agreement in the third quarter of 2013.

Total net realized capital gains (losses) changed $1,441.7 million from a loss of $2,215.8 million to a loss of $774.1 million due to favorable changes in annuity hedging derivatives, partially offset by unfavorable changes in the fair value of embedded derivatives on product guarantees. Under the variable annuity and fixed indexed annuity hedge programs, changes in equity and interest markets during the year ended December 31, 2014 resulted in favorable changes in equity, interest and foreign exchange derivatives of $3,067.4 million during the current period (net losses of $3.7 million in the current period compared to net losses of $3,071.1 million during the prior period). A portion of these derivative losses were ceded to SLDI under the combined coinsurance and coinsurance funds withheld agreement (losses of $50.0 million for the current period and losses of $2,991.4 million for the prior period) and an offset was recorded to Interest credited and other benefits to contract owners/policyholders. Favorable net changes of $39.0 million in the fair value of fixed maturities using fair value option as a result of decreasing interest rates in the current period compared to increasing interest rates in the prior period also contributed to the variance. Partially offsetting these variances were unfavorable net changes of $1,670.1 million in the fair value of embedded derivatives on variable annuity and fixed indexed annuity product guarantees (from a gain of $961.7 million for the year ended December 31, 2013 to a loss of $708.4 million for the year ended December 31, 2014) due to unfavorable impacts from interest rates, equity market movements and implied volatility, partially offset by the favorable impact from nonperformance risk and annual assumption changes.

Benefits and Expenses

Total benefits and expenses increased $1,622.0 million from $188.6 million to $1,810.6 million primarily due to unfavorable changes in Interest credited and other benefits to contract owners/policyholders and an increase in Operating expenses, partially offset by favorable changes in Net amortization of DAC and VOBA and a decrease in Other expense.

Interest credited and other benefits to contract owners/policyholders changed $3,247.3 million from $(1,855.4) million to $1,391.9 million primarily due to the change in the amount of equity and interest rate derivative losses transferred under the combined coinsurance and coinsurance funds withheld agreement with SLDI (the corresponding offsetting amount is reported in Total net realized capital gains (losses)), the change in the embedded derivative on the two coinsurance funds withheld arrangements and unfavorable guaranteed benefit reserve changes due to lower fund returns compared to the prior period. These increases were partially offset by lower amortization of sales inducements as a result of lower gross profits in the current period.

Operating expenses increased $27.3 million from $462.3 million to $489.6 million as a result of several factors, primarily increased costs in the current period related to rebranding, initial costs related to the outsourcing of the actuarial valuation, modeling and hedging functions for our retail variable annuity products in the current period and higher expenses on non-qualified retirement plans related to the immediate recognition of actuarial losses in the current period compared to actuarial gains in the prior period, resulting from changes in assumptions primarily due to discount rates, mortality and actual versus expected results. In addition, higher commissions and higher administrative expenses contributed to the increase. These increases were partially offset by a favorable cost of reinsurance due to the novation of a reinsurance agreement in the first quarter of 2014.

Net amortization of DAC and VOBA changed $1,638.4 million from $1,522.4 million to $(116.0) million primarily due to lower amortization as a result of lower gross profits in the current period compared to the prior period and $306.0 million of loss recognition on DAC and VOBA in the prior period that did not reoccur in the current period. Favorable DAC and VOBA unlocking resulting from prospective assumption changes also contributed to the decrease. Partially offsetting these variances was favorable DAC and VOBA unlocking in the prior period that did not repeat in the current period.

Other expense decreased $14.2 million from $31.1 million to $16.9 million primarily due to lower amortization on deferred reinsurance losses as a result of prospective assumption changes.

Income Taxes

Income tax expense (benefit) decreased $88.2 million from $185.5 million to $97.3 million primarily due to a lower increase in the valuation allowance and a decrease in income before taxes, partially offset by a decrease in the dividend received deduction.

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

Our Net income (loss) for the year ended December 31, 2013 reflected lower loss than the prior period primarily due to a decrease in Interest credited and other benefits to contract owners/policyholders, partially offset by increases in Net amortization of DAC and VOBA and unfavorable changes in Total net realized capital gains (losses).

Revenues

Total revenues decreased $858.8 million for the year ended December 31, 2013, primarily due to unfavorable changes in Total net realized capital gains (losses).

Total net realized capital gains (losses) increased $841.7 million from a loss of $1,374.1 million to a loss of $2,215.8 million primarily due to unfavorable net changes in variable annuity hedging derivatives and losses on sales of fixed maturities in the current period compared to gains in the prior period, partially offset by favorable changes in the fair value of embedded derivatives. Under the variable annuity and fixed indexed annuity hedge programs, changes in equity and interest markets during the year ended December 31, 2013 resulted in net losses of $3,071.1 million on equity, interest and foreign exchange derivatives compared to net losses of $1,637.1 million during the year ended December 31, 2012, an unfavorable change of $1,433.9 million. A portion of these derivative losses ($2,991.4 million in the year ended December 31, 2013 and losses of $1,156.4 million in the year ended December 31, 2012) was ceded to SLDI under the combined coinsurance and coinsurance funds withheld agreement and an offset is recorded in Interest credited and other benefits to contract owners/policyholders. Unfavorable net changes of $149.4 million of realized gains/(losses) on fixed maturities primarily due to trading gains on corporate securities in the prior period compared to losses in the current period, as well as unfavorable net changes of $31.3 million in the fair value of fixed maturities using fair value option also contributed to the variance. Partially offsetting these variances were favorable net changes of $758.8 million in the fair value of embedded derivatives on variable annuity and fixed indexed annuity product guarantees (from a gain of $202.9 million in the prior period to a gain of $961.7 million in the current period).

Benefits and Expenses

Total benefits and expenses decreased $1,022.1 million from $1,210.7 million to $188.6 million for the year ended December 31, 2013 primarily due to a decrease in Interest credited and other benefits to contract owners/policyholders, partially offset by an increase in Net amortization of DAC and VOBA.

Interest credited and other benefits to contract owners/policyholders changed $(2,219.9) million from $364.5 million to $(1,855.4) million primarily due to the change in the amount of equity and interest rate derivative gains/losses transferred under the combined coinsurance and coinsurance funds withheld agreement with SLDI (the corresponding offsetting amount is reported in Total net realized capital gains (losses)) and the change in the embedded derivative on the two coinsurance funds withheld arrangements.

Net amortization of DAC and VOBA increased $1,178.7 million from $343.7 million to $1,522.4 million primarily due to higher amortization due to higher actual gross profits in the current period compared to the prior period. An increase in amortization of $306.0 million resulting from loss recognition on DAC and VOBA in the first quarter of 2013 also contributed to the change (see "Critical Accounting Judgments and Estimates"). Partially offsetting this variance is favorable DAC unlocking mainly as a result of prospective assumption changes in the current period.

Income Taxes

Income tax expense (benefit) increased $3.2 million from $182.3 million to $185.5 million due to an increase in income before taxes, partially offset by a lower increase in the valuation allowance and an increase in the dividends received deduction.

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

See the Investments Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	December 31, 2014		December 31, 2013
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$22,169.4	78.9%	$21,105.9	79.7%
Fixed maturities, at fair value using the fair value option	480.8	1.7%	385.0	1.5%
Equity securities, available-for-sale	6.7	—%	6.1	—%
Short-term investments(1)	746.8	2.7%	567.0	2.1%
Mortgage loans on real estate	2,854.4	10.2%	2,837.3	10.7%
Policy loans	87.4	0.3%	94.9	0.4%
Limited partnerships/corporations	172.9	0.6%	133.2	0.5%
Derivatives	891.4	3.2%	342.4	1.3%
Other investments	49.4	0.2%	56.2	0.2%
Securities pledged	626.8	2.2%	959.2	3.6%
Total investments	$28,086.0	100.0%	$26,487.2	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	December 31, 2014
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$843.0	3.9%	$926.1	4.0%
U.S. Government agencies and authorities	78.9	0.4%	83.4	0.3%
State, municipalities and political subdivisions	155.4	0.7%	164.4	0.7%
U.S. corporate securities	11,678.3	53.4%	12,448.4	53.5%
Foreign securities(1)	5,400.5	24.7%	5,675.8	24.4%
Residential mortgage-backed securities	1,881.8	8.6%	2,050.5	8.8%
Commercial mortgage-backed securities	1,531.7	7.0%	1,627.5	7.0%
Other asset-backed securities	292.7	1.3%	300.9	1.3%
Total fixed maturities, including securities pledged	$21,862.3	100.0%	$23,277.0	100.0%
(1) Primarily U.S. dollar denominated.
	December 31, 2013
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$1,880.9	8.7%	$1,856.8	8.3%
U.S. Government agencies and authorities	102.5	0.5%	102.3	0.5%
State, municipalities and political subdivisions	50.1	0.2%	51.3	0.2%
U.S. corporate securities	10,292.8	47.7%	10,637.1	47.4%
Foreign securities(1)	5,158.3	23.9%	5,394.7	24.0%
Residential mortgage-backed securities	2,103.3	9.7%	2,252.1	10.0%
Commercial mortgage-backed securities	1,471.3	6.8%	1,615.3	7.2%
Other asset-backed securities	534.5	2.5%	540.5	2.4%
Total fixed maturities, including securities pledged	$21,593.7	100.0%	$22,450.1	100.0%
(1) Primarily U.S. dollar denominated.

As of December 31, 2014, the average duration of our fixed maturities portfolio, including securities pledged, was between 6 and 6.5 years.

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

The NAIC designations for structured securities, including subprime and Alt-A RMBS, are based upon a comparison of the bond's amortized cost to the NAIC's loss expectation for each security. Securities where modeling results in no expected loss in all scenarios are considered to have the highest designation of NAIC 1. A large percentage of our RMBS securities carry the NAIC 1 designation while the ARO rating indicates below investment grade. This is primarily due to the credit and intent impairments recorded by us that reduced the amortized cost on these securities to a level resulting in no expected loss in all scenarios, which corresponds to the NAIC 1 designation. The methodology reduces regulatory reliance on rating agencies and allows for greater regulatory input into the assumptions used to estimate expected losses from such structured securities. In the tables below, we present the rating of structured securities based on ratings from the NAIC methodologies described above (which may not correspond to rating agency designations). NAIC designations (e.g., NAIC 1-6) are based on the NAIC methodologies.

As a result of time lags between the funding of investments, the finalization of legal documents and the completion of the SVO filing process, the fixed maturity portfolio generally includes securities, such as private placements, that have not yet been rated by the SVO as of each balance sheet date. Pending receipt of SVO ratings, the categorization of these securities by NAIC designation is based on the expected ratings indicated by internal analysis.

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

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of December 31, 2014 and 2013, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows, based on the number of agency ratings received:

•	when three ratings are received, then the middle rating is applied;

•	when two ratings are received, then the lower rating is applied;

•	when a single rating is received, the ARO rating is applied; and

•	when ratings are unavailable, then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged,using NAIC designations as of the dates indicated:

($ in millions)	December 31, 2014
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$926.1	$—	$—	$—	$—	$—	$926.1
U.S. Government agencies and authorities	83.4	—	—	—	—	—	83.4
State, municipalities and political subdivisions	161.4	3.0	—	—	—	—	164.4
U.S. corporate securities	6,492.4	5,427.8	457.9	59.2	0.6	10.5	12,448.4
Foreign securities(1)	1,829.1	3,616.0	213.7	14.5	—	2.5	5,675.8
Residential mortgage-backed securities	1,952.0	14.8	19.0	7.3	23.0	34.4	2,050.5
Commercial mortgage-backed securities	1,620.3	—	3.6	3.6	—	—	1,627.5
Other asset-backed securities	272.2	23.9	—	4.1	0.7	—	300.9
Total fixed maturities	$13,336.9	$9,085.5	$694.2	$88.7	$24.3	$47.4	$23,277.0
% of Fair Value	57.3%	39.0%	3.0%	0.4%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2013
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,856.8	$—	$—	$—	$—	$—	$1,856.8
U.S. Government agencies and authorities	102.3	—	—	—	—	—	102.3
State, municipalities and political subdivisions	50.2	0.2	0.9	—	—	—	51.3
U.S. corporate securities	5,120.3	5,107.2	339.5	58.9	—	11.2	10,637.1
Foreign securities(1)	1,473.9	3,593.9	316.2	8.1	—	2.6	5,394.7
Residential mortgage-backed securities	2,121.7	29.9	30.2	10.1	23.7	36.5	2,252.1
Commercial mortgage-backed securities	1,604.5	—	5.9	4.9	—	—	1,615.3
Other asset-backed securities	481.4	30.8	14.3	6.6	4.5	2.9	540.5
Total fixed maturities	$12,811.1	$8,762.0	$707.0	$88.6	$28.2	$53.2	$22,450.1
% of Fair Value	57.1%	39.0%	3.1%	0.4%	0.1%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	December 31, 2014
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$926.1	$—	$—	$—	$—	$926.1
U.S. Government agencies and authorities	83.4	—	—	—	—	83.4
State, municipalities and political subdivisions	17.6	107.2	36.6	3.0	—	164.4
U.S. corporate securities	317.3	776.0	5,400.2	5,456.0	498.9	12,448.4
Foreign securities(1)	35.4	535.0	1,366.6	3,483.4	255.4	5,675.8
Residential mortgage-backed securities	1,689.8	9.6	7.0	33.3	310.8	2,050.5
Commercial mortgage-backed securities	889.9	282.1	198.8	38.6	218.1	1,627.5
Other asset-backed securities	140.5	4.4	25.3	15.0	115.7	300.9
Total fixed maturities	$4,100.0	$1,714.3	$7,034.5	$9,029.3	$1,398.9	$23,277.0
% of Fair Value	17.6%	7.4%	30.2%	38.8%	6.0%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2013
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$1,856.8	$—	$—	$—	$—	$1,856.8
U.S. Government agencies and authorities	102.3	—	—	—	—	102.3
State, municipalities and political subdivisions	9.7	31.2	9.3	0.2	0.9	51.3
U.S. corporate securities	311.2	634.5	4,241.8	5,026.7	422.9	10,637.1
Foreign securities(1)	20.7	444.6	1,150.4	3,536.5	242.5	5,394.7
Residential mortgage-backed securities	1,821.9	12.1	13.4	47.1	357.6	2,252.1
Commercial mortgage-backed securities	744.9	403.3	157.8	109.5	199.8	1,615.3
Other asset-backed securities	344.8	10.4	30.8	22.5	132.0	540.5
Total fixed maturities	$5,212.3	$1,536.1	$5,603.5	$8,742.5	$1,355.7	$22,450.1
% of Fair Value	23.2%	6.8%	25.0%	38.9%	6.1%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, decreased $230.0 million from $323.4 million to $93.4 million as of December 31, 2014. The decrease in gross unrealized losses was primarily due to declining interest rates. Gross unrealized losses on fixed maturities, including securities pledged, increased $229.1 million from $94.3 million to $323.4 million as of December 31, 2013. The increase in gross unrealized losses was primarily due to increasing interest rates.

As of December 31, 2014, we did not have any individual fixed maturity with an unrealized capital loss in excess of $10.0 million. As of December 31, 2013, we had one fixed maturity with an unrealized capital loss in excess of $10.0 million. The unrealized capital losses on this fixed maturity equaled 3.1% of the total unrealized losses. See the Investments Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on unrealized capital losses.

Subprime and Alt-A Mortgage Exposure

The performance of pre-2008 vintage subprime and Alt-A mortgage collateral has exhibited sustained signs of recovery, after struggling through a multi-year correction in nationwide home values. While collateral losses continue to be realized, serious delinquencies and other measures of performance, like prepayments and severities, have displayed sustained periods of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity increased substantially since the credit crisis. Despite these improvements, the sector remains susceptible to various market risks. For example, early in the third quarter of 2013, the upward momentum in bond prices and market liquidity was disrupted, at least in part, by the pick-up in interest rate volatility. As this volatility dissipated, prices and liquidity recovered into the end of the year, supported by strength in the U.S. economy and, more specifically, the housing market. In the year ended December 31, 2014, the market was characterized by continued stability in underlying fundamentals, despite the adverse seasonal related impacts observed in certain housing activity related measures in the first quarter.  Later in the year, the slowdown observed in housing activity measures in the first quarter was observed in home price measures. While home prices continued to move higher year-over-year, the magnitude of year-over-year price changes moved lower. In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of December 31, 2014, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $152.6 million, $148.5 million and $7.0 million, respectively, representing 0.7% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2013, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $178.1 million, $180.0 million and $12.9 million, respectively, representing 0.8% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2014
	1	82.8%	AAA	—%	2007	12.9%
	2	14.0%	AA	0.4%	2006	6.9%
	3	—%	A	12.9%	2005 and prior	80.2%
	4	2.7%	BBB	8.2%		100.0%
	5	0.5%	BB and below	78.5%
	6	—%		100.0%
		100.0%
December 31, 2013
	1	69.2%	AAA	—%	2007	11.5%
	2	15.7%	AA	0.8%	2006	6.6%
	3	7.9%	A	12.0%	2005 and prior	81.9%
	4	3.7%	BBB	11.0%		100.0%
	5	2.5%	BB and below	76.2%
	6	1.0%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" section above. As of December 31, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $104.9 million, $91.5 million and $1.5 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2013, the fair value, amortized cost, and gross unrealized losses related to our exposure to Alt-A RMBS totaled $120.4 million, $111.3 million and $3.4 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to Alt-A RMBS by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2014
	1	92.6%	AAA	—%	2007	32.3%
	2	3.5%	AA	—%	2006	19.7%
	3	3.5%	A	0.4%	2005 and prior	48.0%
	4	0.4%	BBB	3.2%		100.0%
	5	—%	BB and below	96.4%
	6	—%		100.0%
		100.0%
December 31, 2013
	1	89.7%	AAA	—	2007	33.7%
	2	4.4%	AA	—	2006	19.9%
	3	4.0%	A	1.0%	2005 and prior	46.4%
	4	1.9%	BBB	2.9%		100.0%
	5	—%	BB and below	96.1%
	6	—%		100.0%
		100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and the percentage of delinquent loans has declined through 2013 and the majority of 2014. Other performance metrics like vacancies, property values and rent levels have also shown improvements, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. In addition, a robust environment for property refinancing has continued to be supportive of improving credit performance metrics throughout 2014. The new issue market for CMBS has been a major contributor to the refinance environment. It has continued its recovery from the credit crisis with meaningful new issuance in 2014, following five straight years of increasing new issuance volumes since the credit crisis. The volume for the year ended December 31, 2014 remains robust, reflective of the active and competitive refinancing market.

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

The following table presents our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2014
	1	99.6%	AAA	54.7%	2014	10.5%
	2	—%	AA	17.3%	2013	5.1%
	3	0.2%	A	12.2%	2012	—%
	4	0.2%	BBB	2.4%	2011	0.3%
	5	—%	BB and below	13.4%	2010	—%
	6	—%		100.0%	2009	—%
		100.0%			2008 and prior	84.1%
						100.0%
December 31, 2013
	1	99.3%	AAA	46.0%	2013	4.1%
	2	—%	AA	25.0%	2012	—%
	3	0.4%	A	9.8%	2011	—%
	4	0.3%	BBB	6.8%	2010	—%
	5	—%	BB and below	12.4%	2009	—%
	6	—%		100.0%	2008	0.7%
		100.0%			2007 and prior	95.2%
						100.0%

As of December 31, 2014, the fair value and amortized cost related to our exposure to Other ABS, excluding subprime exposure, totaled $152.5 million and $146.3 million, respectively. There were no gross unrealized losses related to Other ABS. As of December 31, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, totaled $367.3 million, $357.1 million and $0.3 million, respectively.

As of December 31, 2014, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations ("CLO") and automobile receivables, comprising 54.8%, 2.6% and 1.2%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2013, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated CLO and automobile receivables, comprising 28.6%, 4.7% and 42.4%, respectively, of total Other ABS, excluding subprime exposure.

The following table presents our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2014
	1	98.4%	AAA	92.2%	2014	18.8%
	2	1.6%	AA	2.6%	2013	—%
	3	—%	A	3.6%	2012	1.0%
	4	—%	BBB	1.6%	2011	—%
	5	—%	BB and below	—%	2010	2.4%
	6	—%		100.0%	2009	6.8%
		100.0%			2008 and prior	71.0%
						100.0%
December 31, 2013
	1	98.9%	AAA	93.9%	2013	11.7%
	2	0.8%	AA	2.4%	2012	25.3%
	3	—%	A	2.6%	2011	7.7%
	4	—%	BBB	0.8%	2010	2.3%
	5	—%	BB and below	0.3%	2009	7.7%
	6	0.3%		100.0%	2008	1.1%
		100.0%			2007 and prior	44.2%
						100.0%

Troubled Debt Restructuring

Although our portfolio of commercial mortgage loans and private placements is high quality, a small number of these contracts have been granted modifications, certain of which are considered to be troubled debt restructurings. See the Investments Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on troubled debt restructuring.

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

As of December 31, 2014 and 2013, our mortgage loans on real estate portfolio had a weighted average DSC of 2.0 times, and a weighted average LTV ratio of 60.5% and 59.3%, respectively. See the Investments Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on mortgage loans on real estate.

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2014
Loan-to-Value Ratios:
0% - 50%	$317.7	$38.4	$3.8	$7.3	$—	$367.2	12.9%
>50% - 60%	517.9	56.8	57.0	42.5	—	674.2	23.6%
>60% - 70%	1,221.3	231.2	197.3	17.4	3.8	1,671.0	58.5%
>70% - 80%	28.9	70.9	23.3	13.3	—	136.4	4.8%
>80% and above	—	—	1.0	5.4	—	6.4	0.2%
Total	$2,085.8	$397.3	$282.4	$85.9	$3.8	$2,855.2	100.0%

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2013
Loan-to-Value Ratios:
0% - 50%	$379.1	$44.7	$53.3	$22.7	$—	$499.8	17.6%
>50% - 60%	546.2	124.0	39.8	51.3	—	761.3	26.8%
>60% - 70%	1,052.9	260.0	123.4	21.8	—	1,458.1	51.4%
>70% - 80%	25.0	39.8	23.7	24.1	—	112.6	4.0%
>80% and above	—	—	—	6.6	—	6.6	0.2%
Total	$2,003.2	$468.5	$240.2	$126.5	$—	$2,838.4	100.0%

Other-Than-Temporary Impairments

We evaluate available-for-sale fixed maturities and equity securities for impairment on a regular basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value. See the Business, Basis of Presentation and Significant Accounting Policies Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for the policy used to evaluate whether the investments are other-than-temporarily impaired.

For the year ended December 31, 2014, we recorded $3.7 million of credit related OTTI of which the primary contributor was $2.1 million of write-downs recorded in the RMBS sector on securities collateralized by Alt-A residential mortgages. See the Investments Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on OTTI.

Sale of Certain Alternative Investments

On June 4, 2012, the Company entered into an agreement to sell certain general account private equity limited partnership investment interest holdings with a carrying value of $146.1 million as of March 31, 2012. These assets were sold to a group of private equity funds that are managed by Pomona Management LLC, an affiliate of the Company. The transaction resulted in a net pre-tax loss of $16.9 million in the second quarter of 2012 reported in Net investment income on the Statements of Operations. The transaction closed in two tranches with the first tranche closed on June 29, 2012 and the second tranche closed on October 29, 2012. Consideration received included $8.2 million of promissory notes which were due in two equal installments at December 31, 2013 and 2014. In connection with these promissory notes, Voya Financial, Inc. unconditionally guaranteed payments of the notes in the event of any default of payments due. No additional loss was incurred on the second tranche since the fair value of the alternative investments was reduced to the agreed-upon sales price as of June 30, 2012.

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

The United States and European Union have recently imposed sanctions against select Russian businesses in response to the ongoing conflict in eastern Ukraine.  We remain comfortable with our aggregate Russian exposure of $45.9 million, given its relatively small allocation in our total investment portfolio.

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

As of December 31, 2014, we had $254.1 million of exposure to peripheral Europe, which consists of a broadly diversified portfolio of credit-related investments primarily in the industrial and utility sectors. We did not have any fixed maturity and equity securities exposure to European sovereigns or financial institutions based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Ireland of $83.5 million, Italy of $88.8 million and Spain of $81.8 million. We did not have any exposure to Greece or Portugal. As of December 31, 2014, we did not have any exposure to derivative assets within the financial institutions based in peripheral Europe. For purposes of calculating the derivative assets exposure, we had aggregated exposure to single name and portfolio product CDS, as well as all non-CDS derivative exposure for which it either had counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $2.7 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of December 31, 2014, our sovereign exposure was $79.1 million, which consists of fixed maturities. We also had $397.6 million in net exposure to non-peripheral financial institutions with a concentration in France of $117.8 million, The Netherlands of $90.0 million, Switzerland of $61.6 million and the United Kingdom of $84.2 million. The balance of $2.2 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration to The Netherlands of $378.8 million and the United Kingdom of $939.4 million, we had significant non-peripheral European total country exposures to France of $367.1 million, Germany of $267.8 million and Switzerland of $292.1 million. We place additional scrutiny on our financial exposure in the United Kingdom, France and Switzerland given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, should the European crisis worsen or fail to be resolved.

The following table represents our European exposures at fair value and amortized cost as of December 31, 2014.

	Fixed Maturity and Equity Securities					Loan and Receivables Sovereign (Amortized Cost)	Derivative Assets					Net Non-U.S. Funded(1)
($ in millions)	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)		Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin & Collateral	Total, (Fair Value)
Ireland	$—	$—	$83.1	$83.1	$76.8	$—	$—	$—	$0.4	$—	$0.4	$83.5
Italy	—	—	88.8	88.8	85.1	—	—	—	—	—	—	88.8
Spain	—	—	81.8	81.8	73.0	—	—	—	—	—	—	81.8
Total Peripheral Europe	$—	$—	$253.7	$253.7	$234.9	$—	$—	$—	$0.4	$—	$0.4	$254.1
France	$—	$71.0	$249.3	$320.3	$299.4	$—	$—	$140.1	$—	$93.3	$46.8	$367.1
Germany	—	17.4	248.8	266.2	255.7	—	—	1.6	—	—	1.6	267.8
Netherlands	—	90.0	288.8	378.8	351.7	—	—	8.6	—	8.6	—	378.8
Norway	—	—	142.5	142.5	133.6	—	—	—	—	—	—	142.5
Switzerland	—	60.3	230.1	290.4	273.6	—	—	1.3	0.4	—	1.7	292.1
United Kingdom	—	79.0	855.2	934.2	892.3	—	—	232.8	—	227.6	5.2	939.4
Other non-peripheral(2)	79.1	25.0	222.7	326.8	313.6	—	—	—	—	—	—	326.8
Total Non-Peripheral Europe	79.1	342.7	2,237.4	2,659.2	2,519.9	—	—	384.4	0.4	329.5	55.3	2,714.5
Total	$79.1	$342.7	$2,491.1	$2,912.9	$2,754.8	$—	$—	$384.4	$0.8	$329.5	$55.7	$2,968.6
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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business.  We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of our statutory net admitted assets, excluding Separate Accounts, as of the preceding December 31. As of December 31, 2014 and 2013, we did not have any outstanding receivable/payable with Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either us or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 50.7% of our assets in marketable securities.  These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral.  Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to repurchase, dollar roll and securities lending programs.  At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of December 31, 2014 and 2013, we had securities lending obligations of $125.4 million and $132.4 million respectively, which, for both years, represents approximately 0.2% of our general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the years ended December 31, 2014 and 2013, we did not receive any capital contributions from our Parent.

During the year ended December 31, 2014, we declared an ordinary dividend in the amount of $216.0 million, which was paid on May 19, 2014. During the year ended December 31, 2013, following receipt of required approval from our domiciliary state insurance regulator and consummation of the initial public offering of Voya Financial, Inc., we paid a return of capital distribution of $230.0 million to our Parent.

On May 8, 2013, we reset, on a one-time basis, our negative unassigned funds account as of December 31, 2012 (as reported in our 2012 statutory annual statement) to zero (with an offsetting reduction in gross paid-in capital and contributed surplus). The reset was made pursuant to a permitted practice in accordance with statutory accounting principles granted by the Iowa Insurance Division ("the Division"). The permitted practice had no impact on total capital and surplus and was recorded in our second quarter 2013 statutory financial statements.

Collateral

Under the terms of our Over-The-Counter ("OTC") Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, we may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for us to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by us are the source of non-cash collateral posted, which is reported in Securities pledged on the Balance Sheets. As of December 31, 2014, we held $268.5 million of net cash collateral and pledged $5.8 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2013, we held $35.2 million and $12.3 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2014, we delivered $505.6 million of securities and held $130.5 million of securities as collateral. As of December 31, 2013, we delivered $830.7 million of securities and held $20.4 million of securities as collateral.

Reinsurance Agreements

Reinsurance Ceded

As of December 31, 2014 and 2013, total reserves ceded to affiliates were $3,684.4 million and $2,455.6 million, respectively. For the years ended December 31, 2014, 2013 and 2012, premiums ceded to affiliates were $502.5 million, $112.2 million and $36.1 million, respectively.

Waiver of Premium — Coinsurance Funds Withheld

Effective October 1, 2010, we entered into a coinsurance funds withheld agreement with an affiliate, SLDI. Under the terms of the agreement, we ceded to SLDI 100% of the group life waiver of premium liability (except for groups covered under rate credit agreements) assumed from ReliaStar Life Insurance Company ("RLI"), an affiliate, related to the Group Annual Term Coinsurance Funds Withheld agreement between us and RLI described under "Reinsurance Assumed" below.

Upon inception of the agreement, we paid SLDI a premium of $245.6 million. At the same time, we established a funds withheld liability for $188.5 million to SLDI and SLDI purchased a $65.0 million letter of credit to support the ceded Statutory reserves of $245.6 million. In addition, we recognized a gain of $17.9 million based on the difference between the premium paid and the ceded U.S. GAAP reserves of $227.7 million, which offsets the $57.1 million ceding allowance paid by SLDI. The ceding allowance will be amortized over the life of the business.

As of December 31, 2014 and 2013, the value of the funds withheld liability under this agreement was $180.4 million and $190.9 million, respectively, which is included in Funds held under reinsurance treaties with affiliates on the Balance Sheets. In addition, as of December 31, 2014 and 2013, we had an embedded derivative under this agreement with a value of $3.6 million and $(3.3) million, respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Balance Sheets. As of December 31, 2014 and 2013, reserves ceded under this agreement were $216.7 million and $230.9 million, respectively.

Guaranteed Living Benefit — Coinsurance and Coinsurance Funds Withheld

Effective June 30, 2008, we entered into an automatic reinsurance agreement with an affiliate, SLDI, covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts issued by us on or after January 1, 2000.

Also effective June 30, 2008, we entered into a services agreement with SLDI, under which we provide certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement. For the years ended December 31, 2014 and 2013, revenue related to the agreement was $12.3 million for each year. For the year ended December 31, 2012, revenue related to the agreement was $12.0 million.

Effective July 1, 2009, the reinsurance agreement was amended and restated to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to us and we deposited those assets into a funds withheld trust account. As of December 31, 2014 and 2013, the assets on deposit in the trust account were $5.5 billion and $3.5 billion, respectively. We also established a corresponding funds withheld liability to SLDI, which is included in Funds held under reinsurance treaties with affiliates on the Balance Sheets. Funds held under reinsurance treaties with affiliates had a balance of $5.3 billion and $3.6 billion as of December 31, 2014 and 2013, respectively . In addition, as of December 31, 2014 and 2013, we had an embedded derivative with a value of $207.4 million and $(34.7) million, respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Balance Sheets.

Also effective July 1, 2009, we and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account. SLDI has retained its affiliate, Voya Investment Management LLC as sub-advisor for the funds withheld account.

Effective October 1, 2011, we and SLDI entered into an amended and restated automatic reinsurance agreement in order to provide more flexibility to us and SLDI with respect to the collateralization of the reserves related to the variable annuity guaranteed living benefits reinsured under the agreement. As of December 31, 2014 and 2013, reserves ceded by us under this agreement were $3.4 billion and $2.2 billion, respectively. In addition, a deferred loss in the amount of $308.1 million and $315.7 million as of December 31, 2014 and 2013, respectively, is included in Other assets on the Balance Sheets and is amortized over the period of benefit in Other expense in the Statements of Operations.

On May 8, 2013, following the Voya Financial, Inc. IPO, Voya Financial, Inc. made a capital contribution in the amount of $1.8 billion into SLDI, which SLDI deposited into the funds withheld trust account established to provide collateral for the variable annuity guaranteed living benefit riders ceded to SLDI under the amended and restated automatic reinsurance agreement. Upon deposit of such contributed capital into the funds withheld trust, we submitted to ING Bank N.V. ("ING Bank") $1.5 billion of contingent capital letters of credit ("LOC") issued by ING Bank under the $1.5 billion contingent capital LOC facility between ING Bank and SLDI, and the contingent capital LOCs were canceled and the facility was terminated.

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

Under the terms of the agreement, we ceded $2.5 billion in account balances and transferred a ceding commission and $2.7 billion in assets to SLD, resulting in a realized capital gain of $47.9 million to us, which reduced the ceding commission.

The coinsurance agreement is accounted for using the deposit method. As such, $2.7 billion of Deposit receivable from affiliate was established on the Balance Sheets. As of December 31, 2014 and 2013, the deposit receivable was $653.2 million and $747.2 million, respectively, and is adjusted over the life of the agreement based on cash settlements and the experience of the contracts, as well as for amortization of the ceding commission. We incurred amortization expense of the negative ceding commission of $6.6 million, $4.8 million and $10.8 million, for the years ended December 31, 2014, 2013 and 2012, respectively, which is recorded in Other expenses in the Statements of Operations.

Universal Life - Coinsurance

Effective January 1, 2000, we entered into a 100% coinsurance agreement with our affiliate, SLD, covering certain universal life policies which had been issued and in force as of, as well as any such policies issued after, the effective date of the agreement. As of December 31, 2014 and 2013, reserves ceded by us under this agreement were $20.0 million and $19.4 million, respectively.

Guaranteed Investment Contract — Coinsurance

Effective August 20, 1999, we entered into a Facultative Coinsurance Agreement with an affiliate, SLD. Under the terms of the agreement, we facultatively cede, from time to time, certain GICs to SLD on a 100% coinsurance basis. We utilize this reinsurance facility primarily for diversification and asset-liability management purposes in connection with this business. The coinsurance agreement is accounted for using the deposit method.

Our senior management has established a current maximum of $4.0 billion for GIC reserves covered under this agreement. As of December 31, 2014 and 2013 the deposit receivable was $153.5 million and $227.2 million, respectively.

Reinsurance Assumed

As of December 31, 2014 and 2013, total reserves assumed from affiliates were $439.1 million and $454.7 million, respectively. For the years ended December 31, 2014, 2013 and 2012, premiums assumed from affiliates were $407.7 million, $454.9 million and $480.3 million, respectively.

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

The stop-loss agreement is accounted for using the deposit method. A fee receivable from affiliate of $0.4 million and $0.3 million as of December 31, 2014 and 2013, respectively, is included in Other liabilities on the Balance Sheets. The fee is accrued and subsequently settled in cash each quarterly accounting period.

Effective July 1, 2012, we entered into a stop-loss agreement with our affiliate, SLD, under which we agree to indemnify SLD, and SLD agrees to reinsure with us, aggregate mortality risk under certain level premium term life insurance policies assumed by SLD from RLI and written by either RLI or RLNY with issue dates between January 1, 2007 and March 31, 2008 and between January 1, 2010 and December 31, 2010. Under the terms of the agreement, we will make benefit payments to SLD equal to the amount of claims in excess of the attachment point (equal to a percentage of net reinsurance premium) up to the maximum fully covered benefit.

The stop-loss agreement is accounted for using the deposit method. As of December 31, 2014 there is no fee receivable from affiliate and as of December 31, 2013, there is $0.8 million fee receivable from affiliate included in Other liabilities on the Balance Sheets. The fee is accrued and subsequently settled in cash each quarterly accounting period. Effective October 1, 2014, the agreement was terminated.

Group Annual Term - Coinsurance Funds Withheld

Effective December 31, 2008, we entered into a coinsurance funds withheld agreement with RLI for an indefinite duration. Under the terms of the agreement, we assumed 100% quota share of RLI's net retained liability under certain Employee Benefits Group Annual Term policies, including disability waiver of premium.

The initial premium of $219.9 million was equal to the aggregate reserve assumed by us. Thereafter, premiums are equal to the total earned gross premiums collected by RLI from policyholders. RLI will retain all reinsurance premiums payable to us as funds withheld, as security for ceded liabilities and against which ceded losses will be offset. Monthly, we will receive or pay a net settlement. This agreement was amended and restated on October 1, 2010 to better reflect the current investment environment and to modify the treatment of claims under certain policies under which claims are not paid in the form of a single lump sum; the underlying terms described above remained unchanged. (Please see also description of "Waiver of Premium Coinsurance Funds Withheld" agreement between us and SLDI under "Reinsurance Ceded" above). As of December 31, 2014 and 2013, reserves assumed by us under this agreement were $439.1 million and $454.7 million, respectively.

As of December 31, 2014 and 2013, the value of the funds withheld by ceding companies under this agreement was $467.3 million and $488.6 million, respectively, which is included in Deposit and reinsurance recoverable on the Balance Sheets. In addition, as of December 31, 2014 and 2013, we had an embedded derivative under this agreement with a value of $9.6 million and $(8.4) million, respectively.

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

Variable annuity deposits are allocated to various sub-accounts established within the separate account. Each sub-account represents a different investment option into which the contract owner may allocate premiums. The account value of a variable annuity contract is equal to the aggregate value of the sub-accounts selected by the contract owner (including the value allocated to any fixed account), less fees and expenses. We offer investment options for our variable annuity contracts covering a wide range of investment styles, including large, mid and small cap equity funds, as well as fixed income alternatives. Therefore, unlike fixed annuities, under retail variable annuity contracts, contract owners bear the risk of investment gains and losses associated with the selected investment allocation. While we ceased new sales of certain of our retail variable annuity products in early 2010, our existing variable annuity block of business contains certain guaranteed death and living benefits (described below) under which we bear specific risks associated with these benefits. Many of the variable annuity contracts issued by us are combination contracts offering both variable and fixed options under which some or all of the deposits may be allocated by the contract owner to a fixed account available under the contract.

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

Our financial strength and credit ratings as of the date of this Annual Report on Form 10-K are summarized in the following table. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating's relative rank within the agency's rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category. For each rating, the relative position of the rating within the relevant rating agency's ratings scale is presented, with "1" representing the highest rating in the scale.

Company	A.M. Best	Fitch	Moody's	S&P
Voya Insurance and Annuity Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	A (3 of 9)
Short-term Issuer Credit Rating(1)	NR	NR	WD	WD
(1) Effective March 5, 2014, we requested S&P to withdraw ("WD") the short-term issuer credit rating as the rating was necessary only for the marketing and distribution of products no longer offered by us. Effective September 22, 2014, we requested Moody's to WD the short-term issuer rating as the rating was necessary only for the marketing and distribution of products no longer offered by us. On December 9, 2014, Moody's announced that it had withdrawn its short term credit rating on us.

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
(2) Fitch’s financial strength ratings provide an assessment of the financial strength of an insurance organization. The National Insurer Financial Strength ("IFS") Rating is assigned to the insurance company's policyholder obligations, including assumed reinsurance obligations and contract holder obligations, such as guaranteed investment contracts.
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

Ratings actions affirmation and outlook changes by S&P, Moody's, Fitch and A.M. Best from December 31, 2013 through December 31, 2014 and subsequently through the date of this Annual Report on Form 10-K are as follows:

•
On March 16, 2015, Fitch raised the the issuer credit ratings on Voya Financial, Inc. and Voya Holdings Inc. to BBB+ from BBB. Fitch also raised the senior unsecured credit ratings of Voya Financial, Inc. to BBB from BBB- and its junior subordinated debt credit ratings to BB+ from BB. Fitch raised the financial strength ratings of the operating subsidiaries, including us, to A from A-. All ratings were assigned a Stable outlook.

•
On March 3, 2015, Moody's raised the issuer credit ratings on Voya Financial, Inc. and Voya Holdings Inc. to Baa2 from Baa3. Moody's also raised the senior unsecured credit ratings of Voya Financial, Inc. to Baa2 from Baa3 and its junior subordinated debt credit ratings to Baa3(hyb) from Ba1(hyb). Moody's raised the financial strength ratings of the operating subsidiaries, including us, to A2 from A3. All ratings were assigned a Stable outlook.

•
On February 17, 2015, S&P raised the issuer credit ratings on Voya Financial, Inc. and Voya Holdings Inc. to BBB from BBB-. S&P also raised the senior unsecured credit ratings of Voya Financial, Inc. to BBB from BBB- and its junior subordinated debt credit ratings to BB+ from BB. S&P raised the financial strength ratings of the operating subsidiaries, including us, to A from A-. All ratings were assigned a Stable outlook.

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

In addition, we have entered into coinsurance with funds withheld arrangements that contain embedded derivatives, the fair value of which is based on the change in the fair value of the underlying assets held in trust. Embedded derivatives within coinsurance with funds withheld arrangements are reported with the host contract in Deposits and reinsurance recoverable (assumed reinsurance) or Funds held under reinsurance treaties with affiliates (ceded reinsurance) on the Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Interest credited and other benefits to contract owners/policyholders in the Statements of Operations.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Through the normal course of investment operations, we commit to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments.

As of December 31, 2014 and 2013, we had off-balance sheet commitments to purchase investments equal to their fair value of $214.1 million and $252.7 million, respectively.

As of December 31, 2014, we had certain contractual obligations due over a period of time as summarized in the following table.

($ in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Purchase obligations(1)	$214.1	$172.6	$39.1	$2.4	$—
Reserves for insurance obligations(2)	32,969.0	3,148.3	5,914.3	4,865.9	19,040.5
Retirement and other plans(3)	21.9	2.0	3.8	4.7	11.4
Long-term debt(4)	984.6	28.2	56.4	56.3	843.7
Operating lease obligations(5)	19.1	7.2	11.9	—	—
Securities lending and repurchase agreements	125.4	125.4	—	—	—
Total	$34,334.1	$3,483.7	$6,025.5	$4,929.3	$19,895.6
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
(3) Includes estimated benefit payments under our non-qualified pension plans, estimated benefit payments under our postretirement benefit plan and estimated payments of deferred compensation based on participant elections and an average retirement age.
(4) Long-term debt, including interest, consists of the following:

•
A surplus note in the principal amount of $35.0 million and the related interest payable with our affiliate, SLD. As of December 31, 2014, the outstanding principal, interest rate and maturity date, of the surplus note were $35.0 million, 7.98% and December 7, 2029, respectively.

•
Surplus notes in the aggregate principal amount of $400.0 million and the related interest payable, with our affiliates, Voya Retirement Insurance and Annuity Company, RLI and SLDI. As of December 31, 2014, the aggregate amount of outstanding principal, interest rate and maturity date of these surplus notes were $400.0 million, 6.26% and December 29, 2034, respectively.

(5) Operating lease obligations relate to the rental of office space under various non-cancellable operating lease agreements, the longest term of which expires in 2017.

Repurchase Agreements

We engage in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase our return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. We enter into dollar rolls by selling existing MBS and concurrently entering into an agreement to repurchase similar securities within a short time frame at a lower price. Under repurchase agreements, we borrow cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledge collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to us and we, in turn, repay the loan amount along with the additional agreed upon interest. We require that at all times during the term of the dollar rolls and repurchase agreements that cash or other collateral types obtained is sufficient to allow us to fund substantially all of the cost of purchasing replacement assets. Cash received is invested in Short-term investments, with the offsetting obligation to repay the loan included as an Other liability on the Balance Sheets.

The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions and the related repurchase obligation are included in Securities pledged and Short-term debt, respectively, on the Balance Sheets. As of December 31, 2014 and 2013, we did not have any securities pledged in dollar rolls and repurchase agreement transactions.

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

Securities Lending

We engage in securities lending whereby certain securities from our portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the cash collateral and invests it in liquid assets on our behalf. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. As of December 31, 2014 and 2013, the fair value of loaned securities was $121.2 million and $128.5 million, respectively, and is included in Securities pledged on the Balance Sheets. As of December 31, 2014 and 2013, collateral retained by the lending agent and invested in liquid assets on our behalf was $125.4 million and $132.4 million, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Balance Sheets. As of December 31, 2014 and 2013, liabilities to return collateral of $125.4 million and $132.4 million, respectively, were included in Payables under securities loan agreements, including collateral held, on the Balance Sheets.

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

We are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Division. Such statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities and contract owner account balances using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Certain assets that are not admitted under statutory accounting principles are charged directly to surplus. Depending on the regulations of the Division, the entire amount or a portion of an insurance company's asset balance can be non-admitted based on the specific rules regarding admissibility. The most significant non-admitted assets are typically deferred tax assets.

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

The Iowa Insurance Division recognizes as capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Division. Our statutory capital and surplus was $2.1 billion and $1.9 billion as of December 31, 2014 and 2013, respectively.

See also "Reinsurance Agreements" above and "Minimum Guarantees" in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Contingencies

For information regarding other contingencies related to legal proceedings, regulatory matters and other contingencies involving us, see the Commitments and Contingencies Note in our Financial Statements in Part II, Item 8. in this Annual Report on Form 10-K.

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

We have implemented several limit structures to manage risk. Examples include, but are not limited to, the following:

•	At-risk limits on sensitivities of earnings and regulatory capital;

•	Duration and convexity mismatch limits;

•	Credit risk limits;

•	Liquidity limits; and

•	Investment and derivative guidelines.

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

Market Risk Related to Interest Rates

We define interest rate risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from our holdings in interest sensitive assets and liabilities, primarily as a result of investing life insurance premiums, fixed annuity and guaranteed investment contract deposits received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. We are also subject to interest rate risk on our variable annuity business. A sustained decline in interest rates or a prolonged period of low interest rates may subject us to higher cost of guaranteed benefits and increased hedging costs. In a rising interest rate environment, we are exposed to the risk of disintermediation through a potential increase in book value withdrawals from certain annuity products. Conversely, a steady increase in interest rates would tend to improve financial results due to reduced hedging costs, lower costs of guaranteed benefits and improvement to fixed margins.

We use product design, pricing and asset liability management ("ALM") strategies to reduce the adverse effects of interest rate movement. Product design and pricing strategies can include the use of surrender charges, withdrawal restrictions and the ability to reset credited interest rates. ALM strategies can include the use of derivatives and duration and convexity mismatch limits. See "Item 1A. Risk Factors-Risks Related to Our Business-General - The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the current low interest rate environment or a period of rapidly increasing interest rates."

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

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve, reflecting changes in either credit spreads or risk-free rates. The following tables summarize the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of December 31, 2014 and 2013. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of December 31, 2014
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturities, including securities pledged	$—	$23,277.0	$(1,412.0)	$1,499.2
Mortgage loans on real estate	—	2,989.1	(150.0)	159.2
Derivatives:
Interest rate swaps, caps, forwards	24,099.5	330.4	(536.6)	707.9
Deposits from affiliates	—	693.0	(27.3)	35.8
Embedded derivative on reinsurance	—	9.6	(33.1)	37.5
Financial liabilities with interest rate risk:
Investment contract liabilities:
Deferred annuities(3)	—	19,122.0	(1,297.4)	1,661.3
Funding agreements with fixed maturities and guaranteed investment contracts	—	936.2	(39.4)	41.4
Supplementary contracts, immediate annuities and other	—	1,404.5	(85.1)	96.0
Long-term debt	—	545.6	(60.7)	71.5
Embedded derivative on reinsurance	—	211.0	(399.2)	450.2
Guaranteed benefit derivatives(3):
FIA	—	1,924.4	(101.2)	104.2
GMAB/GMWB/GMWBL	—	1,564.4	(724.5)	952.0

(1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)	Certain amounts included in the Deferred annuities line are also reflected within the Guaranteed benefit derivatives lines of the table above.

	As of December 31, 2013
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturities, including securities pledged	$—	$22,450.1	$(1,233.9)	$1,256.6
Mortgage loans on real estate	—	2,867.0	(122.8)	122.5
Derivatives:
Interest rate swaps, caps, forwards	26,858.4	(463.4)	(366.6)	513.1
Deposits from affiliates	—	807.7	(36.2)	39.1
Embedded derivative on reinsurance	—	(8.4)	(29.4)	31.7
Financial liabilities with interest rate risk:
Investment contract liabilities:
Deferred annuities(3)	—	19,377.2	(1,189.0)	1,463.5
Funding agreements with fixed maturities and guaranteed investment contracts	—	1,499.3	(64.5)	68.0
Supplementary contracts, immediate annuities and other	—	682.3	(25.8)	28.1
Long-term debt	—	471.2	(50.9)	60.0
Embedded derivative on reinsurance	—	(38.0)	(338.6)	300.0
Guaranteed benefit derivatives(3):
FIA	—	1,693.5	(95.6)	99.9
GMAB/GMWB/GMWBL	—	901.0	(611.9)	807.6

1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)	Certain amounts included in the Deferred annuities line are also reflected within the Guaranteed benefit derivatives lines of the table above.

Market Risk Related to Equity Market Prices

Our variable products, Fixed-Indexed Annuity (“FIA”) products and general account equity securities are significantly influenced by global equity markets. Increases or decreases in equity markets impact certain assets and liabilities related to our variable products and our earnings derived from those products. Our variable products include variable annuity contracts and variable life insurance.

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following tables summarize the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of December 31, 2014 and 2013. In calculating these amounts, we exclude separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of December 31, 2014
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$6.7	$0.6	$(0.6)
Limited partnerships/corporations	—	172.9	10.4	(10.4)
Derivatives:
Equity futures and total return swaps(2)	8,558.6	92.6	(711.8)	711.8
Equity options	12,051.9	117.8	(67.5)	26.4
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
FIA	—	1,924.4	97.8	(178.7)
GMAB / GMWB/ GMWBL	—	1,564.4	(182.9)	251.8
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(2) Primarily related to variable annuity guarantee hedge program.

	As of December 31, 2013
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$6.1	$0.6	$(0.6)
Limited partnerships/corporations	—	133.2	8.0	(7.9)
Derivatives:
Equity futures and total return swaps(2)	8,129.9	(44.1)	(700.3)	700.3
Equity options	3,174.8	122.9	58.2	(83.6)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
FIA	—	1,693.5	95.9	(173.7)
GMAB / GMWB/ GMWBL	—	901.0	(168.9)	245.7
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(2) Primarily related to variable annuity guarantee hedge program.
.

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

We ceased new sales of retail variable annuity products with substantial guarantee features in early 2010.  However, our existing variable annuity block of business contains certain guaranteed death and living benefits made available to contract owners as described below:

Guaranteed Minimum Death Benefits ("GMDB"):

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

As of the dates indicated, the guaranteed value of these death benefits in excess of account values was estimated to be as follows:

($ in millions)	December 31, 2014
Net amount at risk, before reinsurance	$5,392
Net amount at risk, net of reinsurance	4,982
($ in millions)	December 31, 2013
Net amount at risk, before reinsurance	$5,498
Net amount at risk, net of reinsurance	5,007

The decrease in the guaranteed value of these death benefits was primarily driven by favorable equity market performance during 2014.

The additional liabilities recognized related to GMDB, as of the periods indicated, were as follows:

($ in millions)	December 31, 2014
Separate account liability	$38,547.7
Additional liability balance	374.3
($ in millions)	December 31, 2013
Separate account liability	$42,008.3
Additional liability balance	339.0

The above additional liability recorded by us, net of reinsurance, represented the estimated net present value of our future obligation for guaranteed minimum death benefits in excess of account values. The increase in additional liability is mainly due to the passage of time.

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

The following guaranteed living benefits information is as of the dates indicated:

	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
($ in millions)	December 31, 2014
Net amount at risk, before reinsurance	$15	$3,645
Net amount at risk, net of reinsurance	15	—
($ in millions)	December 31, 2013
Net amount at risk, before reinsurance	$19	$2,113
Net amount at risk, net of reinsurance	19	—

The net amount at risk for the reinsured living benefits is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contractholder over the current account value. The methodology used to calculate the net amount at risk partially reflects the current interest rate environment and also includes a provision for the expected mortality of the clients covered by these living benefits. The increase in the net amount at risk of these living benefits from December 31, 2013 to December 31, 2014 was primarily driven by decreasing interest rates during 2014.

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

The separate account liabilities subject to the requirements for additional reserve liabilities under ASC Topic 944 for minimum guaranteed benefits and the additional liabilities recognized related to minimum guarantees, by type, as of the dates indicated, were as follows:

($ in millions)	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
December 31, 2014	December 31, 2014
Separate account liability	$728.9	$29,062.8
Additional liability balance, net of reinsurance	32.8	1,045.5
December 31, 2013	December 31, 2013
Separate account liability	$878.2	$31,642.8
Additional liability balance, net of reinsurance	28.7	414.0

As of December 31, 2014 and 2013, the above additional liabilities for non-reinsured living benefits recorded by us, net of reinsurance, represent the estimated net present value of our future obligations for these benefits. The above additional liabilities for reinsured living benefits recorded by us, net of reinsurance, represent the present value of future claims less the present value of future attributed fees (GMWBLs) or the benefits ratio approach (GMIBs), less the reinsurance ceded reserve calculated under Accounting Standards Codification Topic 944. The additional liability for GMIBs is zero. The entire increase in the additional liability balance for reinsured living benefits corresponds to the GMWBL liability which increased mainly due to decreasing interest rates during the year.

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

Variable Annuity Capital Hedge Overlay ("CHO") Program

Variable annuity guaranteed benefits are hedged based on their economic or fair value; however, the statutory reserves and rating agency required assets are not based on a market value. When equity markets decrease, the statutory reserve and rating agency required assets for the variable annuity guaranteed benefits can increase more quickly than the value of the derivatives held under the Variable Annuity Guarantee Hedge Program. This causes regulatory reserves to increase and rating agency capital to decrease. The CHO program is intended to mitigate equity risk to the regulatory and rating agency capital of the Company. The hedge is executed through the purchase and sale of equity index derivatives, variance and credit default swaps, and is designed to limit the uncovered reserve and rating agency capital increases and certain rebalancing costs in an immediate down equity market, credit spread widening or increased volatility scenario to an amount we believe prudent for a company of our size and scale. This amount will change over time with market movements, changes in regulatory and rating agency capital, available collateral and our risk tolerance.

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

Hedging of FIA Benefits

We mitigate FIA market risk exposures through a combination of capital market hedging, product design and capital management. For the FIA book of business, these risks stem from the minimum guaranteed contract value offered and the additional interest credits (Equity Participation or Interest Rate Participation) based on exposure to various stock market indices or the interest rate benchmark. The minimum guarantees, interest rate and equity market exposures, are strongly dependent on capital markets and, to a lesser degree, policyholder behavior.

These hedge programs are limited to the current policy term of the liabilities, based on current participation rates. Future returns, which may be reflected in FIA credited rates beyond the current policy term, are not hedged.

Call options and futures contracts are used to hedge against an increase in various equity indices. An increase in various equity indices may result in increased payments to contract holders of FIA contracts. The call options and future contracts offset this increased expense.

Interest rate swaptions are used to hedge against an increase in the interest rate benchmark. An increase in the interest rate benchmark may result in increased payments to contract holders of FIA contracts. The interest rate swaptions offset this increased expense.

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity, including securities pledged, and equity portfolio totaled $23.3 billion and $22.5 billion as of December 31, 2014 and 2013, respectively. Our credit risk materializes primarily as impairment losses and/or credit risk related trading losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

Credit risk in the portfolio can also materialize as increased capital requirements caused by rating downgrades. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.

We manage the risk of default and rating migration by applying disciplined credit evaluation and underwriting standards and prudently limiting allocations to lower quality, higher risk investments. In addition, we diversify our exposure by issuer and country, using rating based issuer and country limits, as well as by industry segment. To limit the impact that credit risk can have on earnings and capital adequacy levels, we have portfolio level credit constraints in place. Limit compliance is monitored on a daily, monthly, or quarterly basis. Limit violations are reported to senior management and we are actively involved in decisions around curing such limit violations.

We also have credit risk related to the ability of our derivatives counterparties to honor their obligations to pay the contract amounts under various agreements. In order to minimize the risk of credit loss on such contracts, we diversify our exposures among several counterparties and limit the amount of exposure to each based on credit rating. For most counterparties, we have collateral agreements in place that would substantially limit our credit losses in case of a counterparty default. We also generally limit our selection of counterparties that we do new transactions with to those with an "A-" credit rating or above. When exceptions are made to that principle, we ensure that we obtain collateral to mitigate our risk of loss. For derivatives counterparty risk exposures (which includes reverse repurchase and securities lending transactions), we measure and monitor our risks on a market value basis daily.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors
Voya Insurance and Annuity Company

We have audited the accompanying balance sheets of Voya Insurance and Annuity Company as of December 31, 2014 and 2013, and the related statements of operations, comprehensive income, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voya Insurance and Annuity Company at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 27, 2015

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Balance Sheets
December 31, 2014 and 2013
(In millions, except share and per share data)

	As of December 31,
	2014	2013
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $20,814.2 as of 2014 and $20,244.6 as of 2013)	$22,169.4	$21,105.9
Fixed maturities, at fair value using the fair value option	480.8	385.0
Equity securities, available-for-sale, at fair value (cost of $3.1 as of 2014 and $3.8 as of 2013)	6.7	6.1
Short-term investments	746.8	567.0
Mortgage loans on real estate, net of valuation allowance of $0.8 as of 2014 and $1.1 as of 2013	2,854.4	2,837.3
Policy loans	87.4	94.9
Limited partnerships/corporations	172.9	133.2
Derivatives	891.4	342.4
Other investments	49.4	56.2
Securities pledged (amortized cost of $567.3 as of 2014 and $964.1 as of 2013)	626.8	959.2
Total investments	28,086.0	26,487.2
Cash and cash equivalents	362.4	398.0
Short-term investments under securities loan agreements, including collateral delivered	170.1	163.6
Accrued investment income	224.1	220.3
Deposits and reinsurance recoverable	4,969.0	3,941.6
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	2,683.3	2,812.5
Due from affiliates	31.8	33.0
Current income tax recoverable from Parent	—	22.6
Deferred income taxes	—	51.3
Other assets	382.8	384.1
Assets held in separate accounts	38,547.7	42,008.3
Total assets	$75,457.2	$76,522.5

The accompanying notes are an integral part of these Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Balance Sheets
December 31, 2014 and 2013
(In millions, except share and per share data)

	As of December 31,
	2014	2013

Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$26,145.0	$25,412.8
Payable for securities purchased	2.4	32.6
Payables under securities loan agreements, including collateral held	432.8	211.1
Long-term debt	435.0	435.0
Due to affiliates	58.9	60.1
Funds held under reinsurance treaties with affiliates	5,653.1	3,728.7
Derivatives	340.6	731.9
Current income tax payable to Parent	2.1	—
Deferred income taxes	44.9	—
Other liabilities	174.5	169.7
Liabilities related to separate accounts	38,547.7	42,008.3
Total liabilities	71,837.0	72,790.2

Shareholder's equity:
Common stock (250,000 shares authorized, issued and outstanding as of 2014 and 2013; $10 par value per share)	2.5	2.5
Additional paid-in capital	5,310.6	5,525.6
Accumulated other comprehensive income (loss)	609.0	481.2
Retained earnings (deficit)	(2,301.9)	(2,277.0)
Total shareholder's equity	3,620.2	3,732.3
Total liabilities and shareholder's equity	$75,457.2	$76,522.5

The accompanying notes are an integral part of these Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Statements of Operations
For the Years Ended December 31, 2014, 2013 and 2012
(In millions)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Net investment income	$1,264.7	$1,267.2	$1,285.5
Fee income	824.8	839.7	810.9
Premiums	537.8	436.3	459.0
Net realized capital gains (losses):
Total other-than-temporary impairments	(6.0)	(12.1)	(27.9)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(0.3)	(1.8)	(9.4)
Net other-than-temporary impairments recognized in earnings	(5.7)	(10.3)	(18.5)
Other net realized capital gains (losses)	(768.4)	(2,205.5)	(1,355.6)
Total net realized capital gains (losses)	(774.1)	(2,215.8)	(1,374.1)
Other revenue	29.8	29.8	34.7
Total revenues	1,883.0	357.2	1,216.0
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,391.9	(1,855.4)	364.5
Operating expenses	489.6	462.3	444.3
Net amortization of Deferred policy acquisition costs and Value of business acquired	(116.0)	1,522.4	343.7
Interest expense	28.2	28.2	30.9
Other expense	16.9	31.1	27.3
Total benefits and expenses	1,810.6	188.6	1,210.7
Income (loss) before income taxes	72.4	168.6	5.3
Income tax expense (benefit)	97.3	185.5	182.3
Net income (loss)	$(24.9)	$(16.9)	$(177.0)

The accompanying notes are an integral part of these Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Statements of Comprehensive Income
For the Years Ended December 31, 2014, 2013 and 2012
(In millions)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$(24.9)	$(16.9)	$(177.0)
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	180.1	(252.8)	514.6
Other-than-temporary impairments	16.7	17.7	12.7
Pension and other postretirement benefits liability	(0.2)	(0.2)	(0.2)
Other comprehensive income (loss), before tax	196.6	(235.3)	527.1
Income tax expense (benefit) related to items of other comprehensive income (loss)	68.8	(82.3)	138.0
Other comprehensive income (loss), after tax	127.8	(153.0)	389.1
Comprehensive income (loss)	$102.9	$(169.9)	$212.1

The accompanying notes are an integral part of these Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Statements of Changes in Shareholder's Equity
For the Years Ended December 31, 2014, 2013 and 2012
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2012	$2.5	$5,971.6	$245.1	$(2,083.1)	$4,136.1
Comprehensive income (loss):
Net income (loss)	—	—	—	(177.0)	(177.0)
Other comprehensive income (loss), after tax	—	—	389.1	—	389.1
Total comprehensive income (loss)					212.1
Dividends paid and distributions of capital	—	(250.0)	—	—	(250.0)
Employee related benefits	—	33.9	—	—	33.9
Balance at December 31, 2012	2.5	5,755.5	634.2	(2,260.1)	4,132.1
Comprehensive income (loss):
Net income (loss)	—	—	—	(16.9)	(16.9)
Other comprehensive income (loss), after tax	—	—	(153.0)	—	(153.0)
Total comprehensive income (loss)					(169.9)
Dividends paid and distributions of capital	—	(230.0)	—	—	(230.0)
Employee related benefits	—	0.1	—	—	0.1
Balance at December 31, 2013	2.5	5,525.6	481.2	(2,277.0)	3,732.3
Comprehensive income (loss):
Net income (loss)	—	—	—	(24.9)	(24.9)
Other comprehensive income (loss), after tax	—	—	127.8	—	127.8
Total comprehensive income (loss)					102.9
Dividends paid and distributions of capital	—	(216.0)	—	—	(216.0)
Employee related benefits	—	1.0	—	—	1.0
Balance at December 31, 2014	$2.5	$5,310.6	$609.0	$(2,301.9)	$3,620.2

The accompanying notes are an integral part of these Financial Statements.

Voya Insurance and Annuity Company (A wholly owned subsidiary of Voya Holdings Inc.) Statements of Cash Flows For the Years Ended December 31, 2014, 2013 and 2012 (In millions)

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$(24.9)	$(16.9)	$(177.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Capitalization of deferred policy acquisition costs, value of business acquired and sales inducements	(146.6)	(126.9)	(137.6)
Net amortization of deferred policy acquisition costs, value of business acquired and sales inducements	(96.7)	1,994.4	646.9
Net accretion/amortization of discount/premium	16.0	44.2	50.1
Future policy benefits, claims reserves and interest credited	1,145.3	290.3	575.8
Deferred income tax expense (benefit)	27.4	(1.9)	(66.5)
Net realized capital (gains) losses	774.1	2,215.8	1,374.1
Employee share-based payments	(0.3)	0.1	33.9
Change in:
Accrued investment income	(3.8)	(11.6)	24.6
Reinsurance recoverable	(1,195.1)	66.3	(37.8)
Other receivables and asset accruals	(3.9)	(11.3)	0.4
Other reinsurance asset	7.6	28.2	21.5
Due to/from affiliates	—	—	261.7
Income tax recoverable	24.7	(45.2)	226.6
Other payables and accruals	1,929.2	(367.3)	(1,393.8)
Other, net	(10.6)	(50.4)	12.8
Net cash provided by operating activities	$2,442.4	$4,007.8	$1,415.7

The accompanying notes are an integral part of these Financial Statements.

Voya Insurance and Annuity Company (A wholly owned subsidiary of Voya Holdings Inc.) Statements of Cash Flows For the Years Ended December 31, 2014, 2013 and 2012 (In millions)

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	$4,169.4	$6,647.7	$6,606.1
Equity securities, available-for-sale	0.4	9.0	2.7
Mortgage loans on real estate	562.0	646.6	687.2
Limited partnerships/corporations	33.9	94.8	153.3
Acquisition of:
Fixed maturities	(4,531.7)	(8,771.0)	(4,757.0)
Equity securities, available-for-sale	—	(0.6)	(2.6)
Mortgage loans on real estate	(578.8)	(648.9)	(384.7)
Limited partnerships/corporations	(63.2)	(12.1)	(25.9)
Derivatives, net	(969.4)	(2,067.1)	(1,232.4)
Short-term investments, net	(179.8)	2,119.6	(285.7)
Loan-Dutch State obligation, net	—	—	651.5
Policy loans, net	7.5	6.9	10.2
Collateral received (delivered) , net	215.2	(719.1)	(54.5)
Other investments, net	25.0	22.0	—
Other, net	—	—	(0.1)
Net cash (used in) provided by investing activities	(1,309.5)	(2,672.2)	1,368.1
Cash Flows from Financing Activities:
Deposits received for investment contracts	$3,363.0	$7,432.8	$6,651.8
Maturities and withdrawals from investment contracts	(4,484.5)	(8,868.9)	(9,638.8)
Receipts on deposit contracts	167.7	432.9	91.7
Short-term loans to affiliates, net	—	—	535.9
Excess tax benefits on share-based compensation	1.3	—	—
Dividends paid and distributions of capital	(216.0)	(230.0)	(250.0)
Net cash used in financing activities	(1,168.5)	(1,233.2)	(2,609.4)
Net (decrease) increase in cash and cash equivalents	(35.6)	102.4	174.4
Cash and cash equivalents, beginning of year	398.0	295.6	121.2
Cash and cash equivalents, end of year	$362.4	$398.0	$295.6
Supplemental cash flow information:
Income taxes paid, net	$44.3	$232.5	$40.0
Interest paid	28.2	28.2	28.2

The accompanying notes are an integral part of these Financial Statements.

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

Prior to May 2013, Voya Financial, Inc. (which changed its name from ING U.S., Inc. on April 7, 2014), together with its subsidiaries, including the Company was an indirect, wholly owned subsidiary of ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange. In 2009, ING Group announced the anticipated separation of its global banking and insurance businesses, including the divestiture of Voya Financial, Inc., together with its subsidiaries, including the Company. On April 11, 2013, Voya Financial, Inc. (formerly ING U.S., Inc.) announced plans to rebrand as Voya Financial, Inc. On May 2, 2013, the common stock of Voya Financial, Inc. began trading on the New York Stock Exchange under the symbol "VOYA." On May 7, 2013 and May 31, 2013, Voya Financial, Inc. completed its initial public offering of common stock, including the issuance and sale by Voya Financial, Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. ("ING International"), an indirect, wholly owned subsidiary of ING Group and previously the sole stockholder of Voya Financial, Inc., of 44,201,773 shares of outstanding common stock of Voya Financial, Inc. (collectively, "the IPO"). On September 30, 2013, ING International transferred all of its shares of Voya Financial, Inc. common stock to ING Group.

On October 29, 2013, ING Group completed a sale of 37,950,000 shares of common stock of Voya Financial, Inc. in a registered public offering ("Secondary Offering"), reducing ING Group's ownership stake in Voya Financial, Inc. to 57%.

On March 25, 2014, ING Group completed a sale of 30,475,000 shares of common stock of Voya Financial, Inc. in a registered public offering (the "March 2014 Offering"). On March 25, 2014, pursuant to the terms of a share repurchase agreement between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 7,255,853 shares of its common stock from ING Group (the "March 2014 Direct Share Repurchase") (the March 2014 Offering and the March 2014 Direct Share Repurchase collectively, the "March 2014 Transactions"). Upon completion of the March 2014 Transactions, ING Group's ownership stake in Voya Financial, Inc. was reduced to approximately 43%.

On September 8, 2014, ING Group completed a sale of 22,277,993 shares of common stock of Voya Financial, Inc. in a registered public offering (the "September 2014 Offering"). Also on September 8, 2014, pursuant to the terms of a share repurchase agreement between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 7,722,007 shares of its common stock from ING Group (the "September 2014 Direct Share Buyback") (the September 2014 Offering and the September 2014 Direct Share Buyback collectively, the "September 2014 Transactions"). Upon completion of the September 2014 Transactions, ING Group's ownership stake in Voya Financial, Inc. was reduced to 32.5%.
On November 18, 2014, ING Group completed a sale of 30,030,013 shares of common stock of Voya Financial, Inc. in a registered public offering (the "November 2014 Offering"). Also on November 18, 2014, pursuant to the terms of a share repurchase agreement between ING Group and Voya Financial, Inc., Voya Financial Inc. acquired 4,469,987 shares of its common stock from ING Group (the "November 2014 Direct Share Repurchase") (the November 2014 Offering and the November 2014 Direct Share Repurchase collectively, the "November 2014 Transactions"). Upon completion of the November 2014 Transactions, ING Group's ownership stake in Voya Financial, Inc. was reduced to 19%.

On March 9, 2015, ING Group completed a sale of 32,018,100 shares of common stock of Voya Financial, Inc. in a registered public offering (the “March 2015 Offering”). Also on March 9, 2015, pursuant to the terms of a share repurchase agreement between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 13,599,274 shares of its common stock from ING Group (the “March 2015 Direct Share Buyback”) (the March 2015 Offering and the March 2015 Direct Share Buyback collectively, the “March 2015 Transactions”). Upon completion of the March 2015 Transactions, ING Group has exited its stake in Voya Financial, Inc. common stock. ING Group continues to hold warrants to purchase up to 26,050,846 shares of Voya Financial, Inc. common stock at an exercise price of $48.75, in each case subject to adjustments. As a result of the completion of the March 2015 Transactions, ING Group has

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

satisfied the provisions of its agreement with the European Union regarding the divestment of its U.S. insurance and investment operations, which required ING Group to divest 100% of its ownership interest in Voya Financial, Inc. together with its subsidiaries, including the Company by the end of 2016.
VIAC is a direct, wholly owned subsidiary of Voya Holdings Inc. (formerly Lion Connecticut Holdings Inc.) ("Parent"), which is a direct, wholly owned subsidiary of Voya Financial, Inc.

The Company offers various insurance products, including immediate and deferred fixed annuities. The Company's fixed annuity products are distributed by national and regional brokerage and securities firms, independent broker-dealers, banks, life insurance companies with captive agency sales forces, independent insurance agents, independent marketing organizations and affiliated broker-dealers. The Company's primary annuity customers are individual consumers. The Company ceased new sales of retail variable annuity products with substantial guarantee features in early 2010, as part of a global business strategy and risk reduction plan. New amounts will continue to be deposited in VIAC variable annuities as add-on premiums to existing contracts.

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

Reserves for future policy benefits, deferred policy acquisition costs ("DAC"), value of business acquired ("VOBA") and deferred sales inducements ("DSI"), valuation of investments and derivatives, impairments, income taxes and contingencies

Fair Value Measurement

The Company measures the fair value of its financial assets and liabilities based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset or nonperformance risk, which is the risk the Company will not fulfill its obligation. The estimate of fair value is the price that would be received to sell an asset or transfer a liability ("exit price") in an orderly transaction between market participants in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability. The Company uses a number of valuation sources to determine the fair values of its financial assets and liabilities, including quoted market prices, third-party commercial pricing services, third-party brokers, industry-standard, vendor-provided software that models the value based on market observable inputs and other internal modeling techniques based on projected cash flows.

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

Included within fixed maturities are loan-backed securities, including residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS") and asset-backed securities ("ABS"). Amortization of the premium or discount from the purchase of these securities considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for single-class and multi-class mortgage-backed securities ("MBS") and ABS are estimated by management using inputs obtained from third-party specialists, including broker-dealers, and based on management's knowledge of the current market. For prepayment-sensitive securities such as interest-only and principal-only strips, inverse floaters and credit-sensitive MBS and ABS securities, which represent beneficial interests in securitized financial assets that are not of high credit quality or that have been credit impaired, the effective yield is recalculated on a prospective basis. For all other MBS and ABS, the effective yield is recalculated on a retrospective basis.

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

Mortgage Loans on Real Estate: The Company's mortgage loans on real estate are all commercial mortgage loans, which are reported at amortized cost, less impairment write-downs and allowance for losses. If a mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of either the present value of expected cash flows from the loan, discounted at the loan's original purchase yield, or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing a permanent write-down recorded in Other net realized capital gains (losses) in the Statements of Operations. Property obtained from foreclosed mortgage loans is recorded in Other investments on the Balance Sheets.

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

Limited Partnerships/Corporations: The Company uses the equity method of accounting for investments in limited partnership interests, which consists primarily of private equities and hedge funds. Generally, the Company records its share of earnings using a lag methodology, relying upon the most recent financial information available, generally not to exceed three months. The Company's earnings from limited partnership interests accounted for under the equity method are recorded in Net investment income in the Statements of Operations.

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

Securities Lending: The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the cash collateral and invests it in liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates.

Impairments

The Company evaluates its available-for-sale general account investments quarterly to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. Factors considered in this analysis include, but are not limited to, the length of time and the extent to which the fair value has been less than amortized cost, the issuer's financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes and changes in ratings of the security. An extended and severe unrealized loss position on a fixed maturity may not have any impact on: (a) the ability of the issuer to service all scheduled interest and principal payments and (b) the evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, the Company gives greater weight and consideration to a decline in market value and the likelihood such market value decline will recover.

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

•
Additional considerations are made when assessing the unique features that apply to certain structured securities, such as subprime, Alt-A, non-agency RMBS, CMBS and ABS. These additional factors for structured securities include, but are not limited to: the quality of underlying collateral; expected prepayment speeds; loan-to-value ratios; debt service coverage ratios; current and forecasted loss severity; consideration of the payment terms of the underlying assets backing a particular security; and the payment priority within the tranche structure of the security.

•
When determining the amount of the credit loss for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, the Company considers the estimated fair value as the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, the Company considers in the determination of recovery value the same considerations utilized in its overall impairment evaluation process, which incorporates available information and the Company's best estimate of scenario-based outcomes regarding the specific security and issuer; possible corporate restructurings or asset sales by the issuer; the quality and amount of any credit enhancements; the security's position within the capital structure of the issuer; fundamentals of the industry and geographic area in which the security issuer operates; and the overall macroeconomic conditions.

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

•
Fair Value Hedge:  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the hedged item, to the extent of the risk being hedged, are recognized in Other net realized capital gains (losses) in the Statements of Operations.

•
Cash Flow Hedge: For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of AOCI and reclassified into earnings in the same periods during which the hedged transaction impacts earnings in the same line item associated with the forecasted transaction.  The ineffective portion of the derivative's change in value, if any, along with any of the derivative's change in value that is excluded from the assessment of hedge effectiveness, are recorded in Other net realized capital gains (losses) in the Statements of Operations.

When hedge accounting is discontinued because it is determined that the derivative is no longer expected to be highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried on the Balance Sheets at its estimated fair value, with subsequent changes in estimated fair value recognized currently in Other net realized capital gains (losses). The carrying value of the hedged asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in Other comprehensive income (loss) related to discontinued cash flow hedges are released into the Statements of Operations when the Company's earnings are affected by the variability in cash flows of the hedged item.

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

Deferred Policy Acquisition Costs, Value of Business Acquired and Deferred Sales Inducements

DAC represents policy acquisition costs that have been capitalized and are subject to amortization and interest. Capitalized costs are incremental, direct costs of contract acquisition and certain costs related directly to successful acquisition activities. Such costs consist principally of commissions, underwriting, sales and contract issuance and processing expenses directly related to the successful acquisition of new and renewal business. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. VOBA represents the outstanding value of in-force business acquired and is subject to amortization and interest. The value is based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition and increased for subsequent deferrable expenses on purchased policies. (See also "Sales Inducements" below.)

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

Other significant assumptions used in the estimation of gross profits include mortality and for products with credited rates include interest rate spreads and credit losses. Estimated gross profits of variable annuity contracts are sensitive to mortality and estimated policyholder behavior assumptions, such as surrender, lapse and annuitization rates.

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

Future Policy Benefits and Contract Owner Accounts

Future Policy Benefits
The Company establishes and carries actuarially-determined reserves that are calculated to meet its future obligations, including estimates of unpaid claims and claims that the Company believes have been incurred but have not yet been reported as of the balance sheet date. The principal assumptions used to establish liabilities for future policy benefits are based on Company experience and periodically reviewed against industry standards. These assumptions include mortality, morbidity, policy lapse, contract renewal, payment of subsequent premiums or deposits by the contract owner, retirement, investment returns, inflation, benefit utilization and expenses. Changes in, or deviations from, the assumptions used can significantly affect the Company's reserve levels and related results of operations.

•
Reserves for traditional life insurance contracts (term insurance, participating and non-participating whole life insurance and traditional group life insurance) and accident and health insurance represent the present value of future benefits to be paid to or on behalf of contract owners and related expenses, less the present value of future net premiums. Assumptions as to interest rates, mortality, expenses and persistency are based on the Company's estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Interest rates used to calculate the present value of these reserves ranged from 3.0% to 7.2%.

•
Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality and expenses are based on the Company's experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 1.0% to 7.5%.

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

•
Account balances for fixed annuities and payout contracts without life contingencies are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Credited interest rates vary by product and ranged up to

8.0% for the years 2014, 2013 and 2012. Account balances for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.

•
For fixed-indexed annuity contracts ("FIA"), the aggregate initial liability is equal to the deposit received, plus a bonus, if applicable, and is split into a host component and an embedded derivative component. Thereafter, the host liability accumulates at a set interest rate, and the embedded derivative liability is recognized at fair value.

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

The Company also calculates a benefit ratio for each block of business that meets the requirements for additional reserves and calculates an additional reserve by accumulating amounts equal to the benefit ratio multiplied by the assessments for each period, reduced by excess benefits during the period. The additional reserve is accumulated at interest rates consistent with the DAC model for the period. The calculated reserve includes a provision for UL contracts with patterns of cost of insurance charges that produce expected gains from the insurance benefit function followed by losses from that function in later years. Additional reserves are recorded in Future policy benefits and contract owner account balances on the Balance Sheets.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

GMAB, GMWB, GMWBL and FIA: The Company also issues certain products which contain embedded derivatives that are measured at estimated fair value separately from the host contracts. These products include annuity guaranteed minimum accumulation benefits ("GMAB"), guaranteed minimum withdrawal benefits without life contingencies ("GMWB"), guaranteed minimum withdrawal benefits with life contingent payouts ("GMWBL") and FIAs. Such embedded derivatives are recorded in Future policy benefits and contract owner account balances on the Balance Sheets, with changes in estimated fair value, along with attributed fees collected or payments made, reported in Other net realized capital gains (losses) in the Statements of Operations.

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

The liabilities for the GMAB, GMWB, GMWBL and FIA embedded derivatives include a risk margin to capture uncertainties related to policyholder behavior assumptions. The margin represents additional compensation a market participant would require to assume these risks. The discount rate used to determine the fair value of the liabilities for the GMAB, GMWB, GMWBL and FIA embedded derivatives includes an adjustment to reflect the risk that these obligations will not be fulfilled (“nonperformance risk”).

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

Separate account assets supporting variable options under variable annuity contracts are invested, as designated by the contract owner or participant under a contract, in shares of mutual funds that are managed by the Company, or its affiliates, or in other selected mutual funds not managed by the Company, or its affiliates.

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

The Company reports separate account assets that meet the above criteria at fair value on the Balance Sheets based on the fair value of the underlying investments. Separate account liabilities equal separate account assets. Investment income and net realized and unrealized capital gains (losses) of the separate accounts, however, are not reflected in the Statements of Operations, and the Statements of Cash Flows do not reflect investment activity of the separate accounts.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Long-term Debt

Long-term debt is carried at an amount equal to the unpaid principal balance, net of any remaining unamortized discount or premium attributable to issuance. Direct and incremental costs to issue the debt are recorded in Other assets on the Balance Sheets and are amortized as a component of Interest expense in the Statements of Operations over the life of the debt using the effective interest method of amortization.

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

The Company's policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash received is invested in Short-term investments, with the offsetting obligation to repay the loan included within Other liabilities on the Balance Sheets. The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions and the related repurchase obligation are included in Securities pledged and Short-term debt, respectively, on the Balance Sheets.

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

Recognition of Insurance Revenue and Related Benefits

Premiums related to traditional life insurance contracts and payout contracts with life contingencies are recognized in Premiums in the Statements of Operations when due from the contract owner. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium (i.e., the portion of the gross premium required to provide for all expected future benefits and expenses) is deferred and recognized into revenue in a constant relationship to insurance in force. Benefits are recorded in Interest credited and other benefits to contract owners/policyholders in the Statements of Operations when incurred.

Amounts received as payment for investment-type, universal life-type, fixed annuities, payout contracts without life contingencies and FIA contracts are reported as deposits to contract owner account balances. Revenues from these contracts consist primarily of fees assessed against the contract owner account balance for mortality and policy administration charges and are reported in Fee income. Surrender charges are reported in Other revenue. In addition, the Company earns investment income from the investment of contract deposits in the Company's general account portfolio, which is reported in Net investment income in the Statements of Operations. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are deferred and amortized into revenue over the expected life of the related contracts in proportion to estimated gross profits in a manner consistent with DAC for these contracts. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration and interest credited to contract owner account balances.

Income Taxes

The Company uses certain assumptions and estimates in determining the income taxes payable or refundable to/from Voya Financial, Inc. for the current year, the deferred income tax liabilities and assets for items recognized differently in its financial statements from amounts shown on its income tax returns and the federal income tax expense. Determining these amounts requires analysis and

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. Management exercises considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change.

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

Deferred tax assets represent the tax benefit of future deductible temporary differences and operating loss and tax credit carryforwards. The Company evaluates and tests the recoverability of its deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary and, if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, the Company considers many factors, including:

•	The nature, frequency, and severity of book income or losses in recent years;

•	The nature and character of the deferred tax assets and liabilities;

•	The recent cumulative book income (loss) position after adjustment for permanent differences;

•	Taxable income in prior carryback years;

•	Projected future taxable income, exclusive of reversing temporary differences and carryforwards;

•	Projected future reversals of existing temporary differences;

•	The length of time carryforwards can be utilized;

•	Prudent and feasible tax planning strategies the Company would employ to avoid a tax benefit from expiring unused; and

•	Tax rules that would impact the utilization of the deferred tax assets.

In establishing unrecognized tax benefits, the Company determines whether a tax position is more likely than not to be sustained under examination by the appropriate taxing authority. The Company also considers positions that have been reviewed and agreed to as part of an examination by the appropriate taxing authority. Tax positions that do not meet the more likely than not standard are not recognized in the Financial Statements. Tax positions that meet this standard are recognized in the Financial Statements. The Company measures the tax position as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution with the tax authority that has full knowledge of all relevant information.

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

For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability relating to insurance risk. The Company reviews all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. The assumptions used to account for both long and short-duration reinsurance agreements are consistent with those used for the underlying contracts. Ceded Future policy benefits and contract owner account balances are reported gross on the Balance Sheets.

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

Only those reinsurance recoverable balances deemed probable of recovery are recognized as assets on the Company’s Balance Sheets and are stated net of allowances for uncollectible reinsurance. Amounts currently recoverable and payable under reinsurance agreements are included in Reinsurance recoverable and Other liabilities, respectively. Such assets and liabilities relating to reinsurance agreements with the same reinsurer are recorded net on the Balance Sheets if a right of offset exists within the reinsurance agreement. Premiums, Fee income and Interest credited and other benefits to contract owners/policyholders are reported net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in Other revenue.

The Company has entered into combined coinsurance and coinsurance funds withheld reinsurance arrangements that contain embedded derivatives whose carrying value is estimated based on the change in the fair value of the assets supporting the funds withheld payable under the agreements.

The Company currently has significant concentrations of ceded reinsurance with its affiliates, Security Life of Denver Insurance Company ("SLD") and Security Life of Denver International Limited ("SLDI") primarily related to GICs, SLD related to fixed annuities and UL policies and SLDI related to variable annuities. The outstanding recoverable balances may fluctuate from period to period. SLDI re-domesticated from the Cayman Islands to the State of Arizona, effective December 20, 2013. SLDI was approved as an Arizona-domiciled captive reinsurer by the Arizona Department of Insurance.

Participating Insurance

Participating business approximates 12.9% of the Company's ordinary life insurance in force and 28.8% of life insurance premium income. The amount of dividends to be paid is determined annually by the Board of Directors. Amounts allocable to participating contract owners are based on published dividend projections or expected dividend scales. Dividends to participating policyholders of $8.6, $9.1 and $9.8, were incurred during the years ended December 31, 2014, 2013 and 2012, respectively.

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

The provisions of ASU 2013-11 were adopted prospectively by the Company on January 1, 2014, to unrecognized tax benefits existing on that date. The adoption had no effect on the Company's financial condition, results of operations or cash flows, as the guidance is consistent with that previously applied.

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

The provisions of ASU 2013-04 were adopted by the Company on January 1, 2014. The adoption had no effect on the Company's financial condition, results of operations or cash flows, as the Company did not have any fixed obligations under joint and several liable arrangements during 2014.

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

The provisions of ASU 2014-08 are effective for annual periods beginning after December 15, 2014, and for interim periods beginning after December 15, 2015. The amendments should be applied prospectively to disposals and classifications as held for sale that occur within those periods. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2014-08.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and FVO fixed maturities and equity securities were as follows as of December 31, 2014:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$843.0	$83.9	$0.8	$—	$926.1	$—
U.S. Government agencies and authorities	78.9	4.5	—	—	83.4	—
State, municipalities and political subdivisions	155.4	9.1	0.1	—	164.4	—
U.S. corporate securities	11,678.3	814.6	44.5	—	12,448.4	4.8

Foreign securities:(1)
Government	328.0	11.9	5.7	—	334.2	—
Other	5,072.5	296.5	27.4	—	5,341.6	—
Total foreign securities	5,400.5	308.4	33.1	—	5,675.8	—

Residential mortgage-backed securities:
Agency	1,589.5	96.2	4.9	18.5	1,699.3	—
Non-Agency	292.3	53.5	2.3	7.7	351.2	25.8
Total Residential mortgage-backed securities	1,881.8	149.7	7.2	26.2	2,050.5	25.8

Commercial mortgage-backed securities	1,531.7	96.5	0.7	—	1,627.5	—
Other asset-backed securities	292.7	15.2	7.0	—	300.9	0.3
Total fixed maturities, including securities pledged	21,862.3	1,481.9	93.4	26.2	23,277.0	30.9
Less: Securities pledged	567.3	62.2	2.7	—	626.8	—
Total fixed maturities	21,295.0	1,419.7	90.7	26.2	22,650.2	30.9
Equity securities	3.1	3.6	—	—	6.7	—
Total fixed maturities and equity securities investments	$21,298.1	$1,423.3	$90.7	$26.2	$22,656.9	$30.9
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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2014, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. MBS and Other ABS are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$823.2	$835.6
After one year through five years	4,103.4	4,313.4
After five years through ten years	8,466.7	8,763.9
After ten years	4,762.8	5,385.2
Mortgage-backed securities	3,413.5	3,678.0
Other asset-backed securities	292.7	300.9
Fixed maturities, including securities pledged	$21,862.3	$23,277.0

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of December 31, 2014 and 2013, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Shareholder's equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
December 31, 2014
Communications	$1,081.6	$122.1	$0.9	$1,202.8
Financial	2,451.3	175.0	1.6	2,624.7
Industrial and other companies	9,983.9	542.8	60.6	10,466.1
Utilities	2,743.1	234.3	7.1	2,970.3
Transportation	490.9	36.9	1.7	526.1
Total	$16,750.8	$1,111.1	$71.9	$17,790.0

December 31, 2013
Communications	$1,028.7	$76.3	$10.0	$1,095.0
Financial	1,862.1	144.4	20.8	1,985.7
Industrial and other companies	9,050.1	417.1	139.0	9,328.2
Utilities	2,659.0	140.0	39.5	2,759.5
Transportation	446.4	21.3	6.9	460.8
Total	$15,046.3	$799.1	$216.2	$15,629.2

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Fixed Maturities and Equity Securities

The Company's fixed maturities and equity securities are currently designated as available-for-sale, except those accounted for using the FVO. Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in AOCI and presented net of related changes in DAC, VOBA and Deferred income taxes. In addition, certain fixed maturities have embedded derivatives, which are reported with the host contract on the Balance Sheets.

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of December 31, 2014 and 2013, approximately 41.7% and 33.4%, respectively, of the Company's CMO holdings, such as interest-only or principal-only strips, were invested in those types of CMOs that are subject to more prepayment and extension risk than traditional CMOs.

Repurchase Agreements

As of December 31, 2014 and 2013, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

As of December 31, 2014 and 2013, the fair value of loaned securities was $121.2 and $128.5, respectively, and is included in Securities pledged on the Balance Sheets. As of December 31, 2014 and 2013, collateral retained by the lending agent and invested in liquid assets on the Company's behalf was $125.4 and $132.4, respectively, and recorded in Short-term investments under securities loan agreements, including collateral delivered on the Balance Sheets. As of December 31, 2014 and 2013, liabilities to return collateral of $125.4 and $132.4, respectively, were included in Payables under securities loan agreements, including collateral held on the Balance Sheets.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company's financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity's economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company did not provide any non-contractual financial support and its carrying value represents the Company's exposure to loss. The carrying value of the equity tranches of the Collateralized loan obligations ("CLOs") of $1.8 and $2.5 as of December 31, 2014 and 2013, respectively, is included in Limited partnerships/corporations on the Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Statements of Operations.

On June 4, 2012, the Company entered into an agreement to sell certain general account private equity limited partnership investment interest holdings with a carrying value of $146.1 as of March 31, 2012. These assets were sold to a group of private equity funds that are managed by Pomona Management LLC, an affiliate of the Company. The transaction resulted in a net pre-tax loss of $16.9 in the second quarter of 2012 reported in Net investment income on the Statements of Operations. The transaction closed in two tranches with the first tranche closed on June 29, 2012 and the second tranche closed on October 29, 2012. Consideration received included $8.2 of promissory notes which were due in two equal installments at December 31, 2013 and 2014. In connection with these promissory notes, Voya Financial, Inc. unconditionally guaranteed payments of the notes in the event of any default of payment due. No additional loss was incurred on the second tranche since the fair value of the alternative investments was reduced to the agreed-upon sales price as of June 30, 2012.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Securitizations

The Company invests in various tranches of securitization entities, including RMBS, CMBS and ABS. Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company through its investments or other arrangements does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and will not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale as described in the Business, Basis of Presentation and Significant Accounting Policies Note to these Financial Statements and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS which are accounted for under the FVO for which changes in fair value are reflected in Other net realized gains (losses) in the Statements of Operations. The Company's maximum exposure to loss on these structured investments is limited to the amount of its investment.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2014:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
2014
U.S. Treasuries	$25.6	$—	*	$—	$—		$36.6	$0.8	$62.2	$0.8
U.S. Government agencies and authorities	1.8	—	*	—	—		—	—	1.8	—	*
U.S. corporate, state and municipalities	864.9	15.5		30.4	0.5		938.6	28.6	1,833.9	44.6
Foreign	739.3	23.7		20.0	0.8		138.5	8.6	897.8	33.1
Residential mortgage-backed	122.8	0.6		26.0	0.3		322.5	6.3	471.3	7.2
Commercial mortgage-backed	34.7	0.3		1.6	0.4		—	—	36.3	0.7
Other asset-backed	12.6	—	*	0.8	—	*	97.0	7.0	110.4	7.0
Total	$1,801.7	$40.1		$78.8	$2.0		$1,533.2	$51.3	$3,413.7	$93.4
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
* Less than $0.1.

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 96.8% and 91.5% of the average book value as of December 31, 2014 and 2013, respectively.

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
December 31, 2014
Six months or less below amortized cost	$1,844.0	$33.9	$39.7	$7.6	368	8
More than six months and twelve months or less below amortized cost	117.3	—	5.5	—	35	—
More than twelve months below amortized cost	1,509.4	2.5	40.1	0.5	236	1
Total	$3,470.7	$36.4	$85.3	$8.1	639	9

December 31, 2013
Six months or less below amortized cost	$2,990.4	$7.5	$58.7	$1.8	334	6
More than six months and twelve months or less below amortized cost	4,264.7	25.8	226.0	6.7	474	6
More than twelve months below amortized cost	419.6	10.3	27.4	2.8	122	9
Total	$7,674.7	$43.6	$312.1	$11.3	930	21

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
December 31, 2014
U.S. Treasuries	$63.0	$—	$0.8	$—	4	—
U.S. Government agencies and authorities	1.8	—	—	—	1	—
U.S. corporate, state and municipalities	1,864.2	14.3	41.2	3.4	295	3
Foreign	915.0	15.9	29.7	3.4	166	3
Residential mortgage-backed	478.5	—	7.2	—	125	—
Commercial mortgage-backed	35.0	2.0	0.3	0.4	9	1
Other asset-backed	113.2	4.2	6.1	0.9	39	2
Total	$3,470.7	$36.4	$85.3	$8.1	639	9

December 31, 2013
U.S. Treasuries	$1,580.2	$—	$43.9	$—	15	—
U.S. Government agencies and authorities	59.2	—	0.5	—	3	—
U.S. corporate, state and municipalities	3,604.2	14.9	175.5	3.8	479	1
Foreign	1,067.8	8.4	52.5	2.0	185	3
Residential mortgage-backed	1,103.4	4.4	29.9	1.1	187	10
Commercial mortgage-backed	80.9	—	1.1	—	14	—
Other asset-backed	179.0	15.9	8.7	4.4	47	7
Total	$7,674.7	$43.6	$312.1	$11.3	930	21

Investments with fair values less than amortized cost are included in the Company’s other-than-temporary impairments analysis. Impairments were recognized as disclosed in the "Evaluating Securities for Other-Than-Temporary Impairments" section below. The Company evaluates non-agency RMBS and ABS for "other-than-temporary impairments" each quarter based on actual and projected cash flows, after considering the quality and updated loan-to-value ratios reflecting current home prices of underlying collateral, forecasted loss severity, the payment priority within the tranche structure of the security and amount of any credit enhancements. The Company's assessment of current levels of cash flows compared to estimated cash flows, at the time the securities were acquired, indicates the amount and the pace of projected cash flows from the underlying collateral has generally been lower and slower, respectively. However, since cash flows are typically projected at a trust level, the impairment review incorporates the security's position within the trust structure as well as credit enhancement remaining in the trust to determine whether an impairment is warranted. Therefore, while lower and slower cash flows will impact the trust, the effect on a particular security within the trust will be dependent upon the trust structure. Where the assessment continues to project full recovery of principal and interest on schedule, the Company has not recorded an impairment. Unrealized losses on below investment grade securities are principally related to RMBS (primarily Alt-A RMBS) and ABS (primarily subprime RMBS) largely due to economic and market uncertainties including concerns over unemployment levels, lower interest rate environment on floating rate securities requiring higher risk premiums since purchase and valuations on residential real estate supporting non-agency RMBS. Based on this analysis, the Company determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired and therefore no further other-than-temporary impairment was necessary.

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the year ended December 31, 2014, the Company had no new troubled debt restructurings for private placement or commercial mortgage loans. For the year ended December 31, 2013, the Company had no new private placement troubled debt restructuring and had 20 new commercial mortgage loan troubled debt restructurings with a pre-modification and post-modification carrying value of $24.6. The 20 commercial mortgage loans comprise a portfolio of cross-defaulted, cross-collateralized individual loans, which are owned by the same sponsor. Between the date of the troubled debt restructurings and December 31, 2014 , these loans have repaid $7.5 in principal.

As of December 31, 2014 and 2013, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	December 31, 2014	December 31, 2013
Commercial mortgage loans	$2,855.2	$2,838.4
Collective valuation allowance	(0.8)	(1.1)
Total net commercial mortgage loans	$2,854.4	$2,837.3

There were no impairments taken on the mortgage loan portfolio for the years ended December 31, 2014 and 2013.

The following table summarizes the activity in the allowance for losses for all commercial mortgage loans for the periods indicated:

	December 31, 2014	December 31, 2013
Collective valuation allowance for losses, balance at January 1	$1.1	$1.2
Addition to / (reduction of) allowance for losses	(0.3)	(0.1)
Collective valuation allowance for losses, end of period	$0.8	$1.1

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	December 31, 2014	December 31, 2013
Impaired loans without allowances for losses	$17.1	$23.4
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$17.1	$23.4
Unpaid principal balance of impaired loans	$17.1	$23.4

As of December 31, 2014 and 2013 the Company did not have any impaired loans with allowances for losses.

The following table presents information on restructured loans as of the dates indicated:

	December 31, 2014	December 31, 2013
Troubled debt restructured loans	$17.1	$23.4

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of December 31, 2014 and 2013. There were no loans 90 days or more past due or loans in arrears with respect to principal and interest as of December 31, 2014 and 2013.

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Impaired loans, average investment during the period (amortized cost) (1)	$20.2	$11.7	$—
Interest income recognized on impaired loans, on an accrual basis (1)	1.1	0.7	—
Interest income recognized on impaired loans, on a cash basis (1)	1.0	0.7	—
Interest income recognized on troubled debt restructured loans, on an accrual basis	1.1	0.7	—
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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the LTV ratios as of the dates indicated:

	December 31, 2014 (1)	December 31, 2013 (1)
Loan-to-Value Ratio:
0% - 50%	$367.2	$499.8
>50% - 60%	674.2	761.3
>60% - 70%	1,671.0	1,458.1
>70% - 80%	136.4	112.6
>80% and above	6.4	6.6
Total Commercial mortgage loans	$2,855.2	$2,838.4
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	December 31, 2014 (1)	December 31, 2013 (1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,085.8	$2,003.2
>1.25x - 1.5x	397.3	468.5
>1.0x - 1.25x	282.4	240.2
Less than 1.0x	85.9	126.5
Commercial mortgage loans secured by land or construction loans	3.8	—
Total Commercial mortgage loans	$2,855.2	$2,838.4
(1) Balances do not include collective valuation allowance for losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	December 31, 2014(1)		December 31, 2013(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$673.0	23.6%	$682.8	24.1%
South Atlantic	597.6	20.9%	560.9	19.8%
West South Central	386.2	13.5%	377.2	13.3%
East North Central	281.1	9.8%	337.6	11.9%
Middle Atlantic	395.6	13.9%	334.0	11.8%
Mountain	277.5	9.7%	282.1	9.9%
West North Central	122.2	4.3%	131.4	4.6%
New England	37.4	1.3%	71.9	2.5%
East South Central	84.6	3.0%	60.5	2.1%
Total Commercial mortgage loans	$2,855.2	100.0%	$2,838.4	100.0%
(1) Balances do not include collective valuation allowance for losses.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	December 31, 2014(1)		December 31, 2013(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Industrial	$806.8	28.3%	$998.3	35.2%
Retail	932.9	32.7%	800.2	28.2%
Apartments	508.6	17.8%	412.4	14.5%
Office	340.1	11.9%	388.3	13.7%
Hotel/Motel	83.3	2.9%	99.1	3.5%
Mixed Use	80.2	2.8%	53.7	1.9%
Other	103.3	3.6%	86.4	3.0%
Total Commercial mortgage loans	$2,855.2	100.0%	$2,838.4	100.0%
(1)Balances do not include collective valuation allowance for losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	December 31, 2014(1)	December 31, 2013(1)
Year of Origination:
2014	$540.1	$—
2013	628.7	641.3
2012	282.0	307.5
2011	601.0	748.4
2010	109.3	170.8
2009	11.9	45.6
2008 and prior	682.2	924.8
Total Commercial mortgage loans	$2,855.2	$2,838.4
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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company's credit-related and intent-related impairments included in the Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Year Ended December 31,
	2014		2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$1.4	2	$—	—	$6.0	3
Foreign(1)	0.6	4	1.4	1	0.7	3
Residential mortgage-backed	2.8	39	7.5	57	9.7	55
Commercial mortgage-backed	0.1	2	0.3	2	1.7	1
Other asset-backed	0.5	2	1.1	3	0.4	3
Equity	0.3	2	—	—	—	—
Total	$5.7	51	$10.3	63	$18.5	65
(1) Primarily U.S. dollar denominated.

The above tables include $3.7, $6.4 and $14.7 of write-downs related to credit impairments for the years ended December 31, 2014, 2013 and 2012, respectively, in Other-than-temporary impairments, which are recognized in the Statements of Operations. The remaining $2.0, $3.9 and $3.8, for the years ended December 31, 2014, 2013 and 2012, respectively, are related to intent impairments.

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Year Ended December 31,
	2014		2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate	$1.2	2	$—	—	$0.5		1
Foreign(1)	0.6	4	—	—	0.7		3
Residential mortgage-backed	0.1	5	3.6	12	0.9		6
Commercial mortgage-backed	0.1	2	0.3	2	1.7		1
Other asset-backed	—	—	—	—	—	*	1
Equity	—	—	—	—	—		—
Total	$2.0	13	$3.9	14	$3.8		12
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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Balance at January 1	$42.1	$47.9	$64.1
Additional credit impairments:
On securities not previously impaired	0.4	0.5	4.8
On securities previously impaired	3.0	3.8	6.8
Reductions:
Securities sold, matured, prepaid or paid down	11.9	10.1	27.8
Increase in cash flows	0.5	—	—
Balance at December 31	$33.1	$42.1	$47.9

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Year Ended December 31,
	2014	2013		2012
Fixed maturities	$1,121.7	$1,075.8		$1,137.9
Equity securities, available-for-sale	2.4	3.6		4.0
Mortgage loans on real estate	145.6	152.9		166.3
Policy loans	5.0	5.7		5.7
Short-term investments and cash equivalents	0.8	0.4		0.2
Other	39.9	79.7	(1)	23.7
Gross investment income	1,315.4	1,318.1		1,337.8
Less: investment expenses	50.7	50.9		52.3
Net investment income	$1,264.7	$1,267.2		$1,285.5
(1) Includes $42.4 in conjunction with a bankruptcy settlement for a prime broker who held assets on behalf of a limited partnership previously written down to realizable value.

As of December 31, 2014, the Company had $0.2 of investments in fixed maturities that did not produce net investment income. As of December 31, 2013, the Company did not have any investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Such interest income is recorded in Net investment income in the Statements of Operations.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) comprise the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments. Realized investment gains and losses are also primarily generated from changes in fair value of embedded derivatives within product guarantees and fixed maturities, changes in fair value of fixed maturities recorded at FVO and changes in fair value including accruals on derivative instruments, except for effective cash flow hedges. The cost of the investments on disposal is generally determined based on FIFO methodology.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net realized capital gains (losses) were as follows for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Fixed maturities, available-for-sale, including securities pledged	$2.4	$(11.4)	$138.0
Fixed maturities, at fair value option	(50.0)	(89.0)	(57.7)
Equity securities, available-for-sale	(0.1)	—	(0.2)
Derivatives	(33.8)	(3,050.2)	(1,654.0)
Embedded derivatives - fixed maturities	(2.7)	(24.3)	(4.2)
Embedded derivatives - product guarantees	(708.4)	961.7	202.9
Other investments	18.5	(2.6)	1.1
Net realized capital gains (losses)	$(774.1)	$(2,215.8)	$(1,374.1)
After-tax net realized capital gains (losses)	$(503.2)	$(1,440.3)	$(932.8)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax were as follows for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Proceeds on sales	$2,436.1	$4,548.9	$4,652.0
Gross gains	21.9	41.6	177.8
Gross losses	26.3	27.0	14.3

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

Futures: Futures contracts are used to hedge against a decrease in certain equity indices. Such decreases may result in a decrease in variable annuity account values which would increase the possibility of the Company incurring an expense for guaranteed benefits in excess of account values. The Company also uses futures contracts as a hedge against an increase in certain equity indices. Such increases may result in increased payments to the holders of the FIA contracts. The Company enters into exchange traded futures with regulated futures commissions that are members of the exchange. The Company also posts initial and variation margins with the exchange on a daily basis. The Company utilizes exchange-traded futures in non-qualifying hedging relationships.

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

Embedded derivatives: The Company also invests in certain fixed maturity instruments and has issued certain annuity products that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity rates, or credit ratings/spreads. In addition, the Company has entered into coinsurance with funds withheld arrangements, which contain embedded derivatives.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	December 31, 2014			December 31, 2013
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$7.7	$0.4	$—	$7.7	$—	$0.1
Foreign exchange contracts	57.1	7.9	—	57.1	1.8	0.7
Fair value hedges:
Interest rate contracts	299.1	2.1	7.8	365.6	4.8	9.7
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	23,792.7	434.2	98.5	26,485.1	193.0	651.4
Foreign exchange contracts	1,032.0	22.5	8.2	903.8	7.2	17.8
Equity contracts	20,610.5	420.2	209.8	11,304.7	131.0	52.2
Credit contracts	1,220.0	4.1	16.3	220.0	4.6	—
Embedded derivatives:
Within fixed maturity investments	N/A	26.2	—	N/A	28.9	—
Within annuity products	N/A	—	3,488.8	N/A	—	2,594.5
Within reinsurance agreements	N/A	9.6	211.0	N/A	(8.4)	(38.0)
Total		$927.2	$4,040.4		$362.9	$3,288.4
N/A - Not Applicable
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Balance Sheets at fair value.

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of December 31, 2014 and 2013. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being “highly effective” as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	December 31, 2014
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$1,220.0	$4.1	$16.3
Equity contracts	13,184.3	317.1	201.7
Foreign exchange contracts	1,089.1	30.4	8.2
Interest rate contracts	24,099.5	436.7	106.3
		788.3	332.5
Counterparty netting(1)		(311.1)	(311.1)
Cash collateral netting(1)		(267.3)	(19.3)
Securities collateral netting(1)		(130.4)	(2.1)
Net receivables/payables		$79.5	$—
(1) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

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
(1) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA ") agreements, the Company may receive from, or deliver to, counterparties collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Balance Sheets. As of December 31, 2014, the Company held $268.5 of net cash collateral and pledged $5.8 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2013, the Company held $35.2 and $12.3 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2014, the Company delivered $505.6 of securities and held $130.5 of securities as collateral. As of December 31, 2013, the Company delivered $830.7 of securities and held $20.4 of securities as collateral.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Year Ended December 31,
	2014	2013		2012
Derivatives: Qualifying for hedge accounting(1):
Cash flow hedges:
Interest rate contracts	$0.2	$—	*	$—
Foreign exchange contracts	0.7	0.2		—
Fair value hedges:
Interest rate contracts	(12.9)	15.6		—
Derivatives: Non-qualifying for hedge accounting(2):
Interest rate contracts	797.0	(920.0)		121.6
Foreign exchange contracts	91.8	53.6		2.4
Equity contracts	(911.4)	(2,204.2)		(1,779.3)
Credit contracts	0.8	4.6		1.3
Embedded derivatives:
Within fixed maturity investments(2)	(2.7)	(24.3)		(4.2)
Within annuity products(2)	(708.4)	961.7		202.9
Within reinsurance agreements(3)	(231.1)	311.3		50.9
Total	$(976.0)	$(1,801.5)		$(1,404.4)
* Less than $0.1.
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Statements of Operations. For the years ended December 31, 2014, 2013 and 2012, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Statements of Operations.
(3) Changes in value are included in Interest credited and other benefits to contract owners/policyholders in the Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company's portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of December 31, 2014, the fair values of credit default swaps of $4.1 and $16.3 were included in Derivatives assets and Derivatives liabilities respectively, on the Balance Sheets. As of December 31, 2013, the fair value of credit default swaps of $4.6 was included in Derivatives assets, and there were no credit default swaps included in Derivatives liabilities on the Balance Sheets. As of December 31, 2014 and 2013, the maximum potential future exposure to the Company was $220.0 on credit default swaps. These instruments are typically written for a maturity period of five years and contain no recourse provisions.  If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$916.6	$9.5	$—	$926.1
U.S Government agencies and authorities	—	83.4	—	83.4
U.S. corporate, state and municipalities	—	12,298.8	314.0	12,612.8
Foreign(1)	—	5,528.5	147.3	5,675.8
Residential mortgage-backed securities	—	2,019.2	31.3	2,050.5
Commercial mortgage-backed securities	—	1,627.5	—	1,627.5
Other asset-backed securities	—	300.0	0.9	300.9
Total fixed maturities, including securities pledged	916.6	21,866.9	493.5	23,277.0
Equity securities, available-for-sale	6.7	—	—	6.7
Derivatives:
Interest rate contracts	—	436.7	—	436.7
Foreign exchange contracts	—	30.4	—	30.4
Equity contracts	103.1	285.9	31.2	420.2
Credit contracts	—	4.1	—	4.1
Embedded derivative on reinsurance	—	9.6	—	9.6
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,277.5	—	1.8	1,279.3
Assets held in separate accounts	38,547.7	—	—	38,547.7
Total assets	$40,851.6	$22,633.6	$526.5	$64,011.7

Liabilities:
Derivatives:
Annuity product guarantees:
FIA	$—	$—	$1,924.4	$1,924.4
GMAB / GMWB / GMWBL	—	—	1,564.4	1,564.4
Other derivatives:
Interest rate contracts	—	106.3	—	106.3
Foreign exchange contracts	—	8.2	—	8.2
Equity contracts	8.1	201.7	—	209.8
Credit contracts	—	16.3	—	16.3
Embedded derivative on reinsurance	—	211.0	—	211.0
Total liabilities	$8.1	$543.5	$3,488.8	$4,040.4
(1) Primarily U.S. dollar denominated

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
Derivatives:
Annuity product guarantees:
FIA	$—	$—	$1,693.5	$1,693.5
GMAB / GMWB / GMWBL	—	—	901.0	901.0
Other derivatives:
Interest rate contracts	—	661.2	—	661.2
Foreign exchange contracts	—	18.5	—	18.5
Equity contracts	20.5	31.7	—	52.2
Credit contracts	—	—	—	—
Embedded derivative on reinsurance	—	(38.0)	—	(38.0)
Total liabilities	$20.5	$673.4	$2,594.5	$3,288.4
(1) Primarily U.S. dollar denominated

Valuation of Financial Assets and Liabilities at Fair Value

Certain assets and liabilities are measured at estimated fair value on the Company's Balance Sheets. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an "exit price") in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The exit price and the transaction (or entry) price will be the same at initial recognition in many circumstances. However, in certain cases, the transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to transfer a liability to a third-party with an equal credit standing. Fair value is required to be a market-based measurement that is

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

determined based on a hypothetical transaction at the measurement date, from a market participant's perspective. The Company considers three broad valuation techniques when a quoted price is unavailable: (i) the market approach, (ii) the income approach and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given the instrument being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available.

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

Broker quotes and prices obtained from pricing services are reviewed and validated through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.  As of December 31, 2014, $467.8 and $18.1 billion of a total fair value of $23.3 billion in fixed maturities, including securities pledged, were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing. As of December 31, 2013, $110.5 and $17.4 billion of a total fair value of $22.5 billion in fixed maturities, including securities pledged, were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing.

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

Derivatives: Derivatives are carried at fair value which is determined using the Company's derivative accounting system in conjunction with observable key financial data from third party sources, such as yield curves, exchange rates, S&P 500 Index prices, London Interbank Offered Rates ("LIBOR") and Overnight Index Swap ("OIS") rates. In June 2012, the Company began using OIS rather than LIBOR for valuations of collateralized interest rate derivatives, which are obtained from third-party sources. For those derivatives that are unable to be valued by the accounting system, the Company typically utilizes values established by third-party brokers. Counterparty credit risk is considered and incorporated in the Company's valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company's policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company's nonperformance risk is also considered and incorporated in the Company's valuation process. Valuations for the Company's futures and interest rate forward contracts are based on unadjusted quoted prices from an active exchange and, therefore, are classified as Level 1. The Company also has certain credit default swaps and options that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. However, all other derivative instruments, including those priced by third-party vendors, are valued based on market observable inputs and are classified as Level 2.

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

The discount rate used to determine the fair value of the Company's GMAB, GMWB, GMWBL and FIA embedded derivative liabilities includes an adjustment to reflect nonperformance risk. The nonperformance risk adjustment incorporates a blend of observable, similarly rated peer holding company credit default swap spreads, adjusted to reflect the credit quality of the Company, the issuer of the guarantee, as well as an adjustment to reflect the priority of policyholder claims.

The Company's valuation actuaries are responsible for the policies and procedures for valuing the embedded derivatives, reflecting the capital markets and actuarial valuation inputs and nonperformance risk in the estimate of the fair value of the embedded derivatives. The actuarial and capital market assumptions for each liability are approved by each product's Chief Risk Officer

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

("CRO"), including an independent annual review by the CRO. Models used to value the embedded derivatives must comply with the Company's governance policies.

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

Embedded derivative on reinsurance: The carrying value of the embedded derivative is estimated based upon the change in the fair value of the assets supporting the funds withheld payable under reinsurance agreements. As the fair value of the assets held in trust is based on a quoted market price (Level 1), the fair value of the embedded derivative is based on market observable inputs and is classified as Level 2.

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the years ended December 31, 2014 and 2013.  The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the year ended December 31, 2014:

	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers in to Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$4.2	$—	$—	$—	$—	$—	$—	$—	$(4.2)	$—	$—
U.S. corporate, state and municipalities	90.4	(0.2)	(3.7)	77.9	—	—	(44.1)	193.7	—	314.0	(0.3)
Foreign(1)	24.6	(0.1)	(7.8)	24.0	—	—	(8.5)	122.8	(7.7)	147.3	(0.1)
Residential mortgage-backed securities	27.6	(2.3)	0.5	2.9	—	—	(1.5)	8.8	(4.7)	31.3	(2.2)
Other asset-backed securities	22.0	3.2	(2.9)	—	—	—	(15.2)	—	(6.2)	0.9	—
Total fixed maturities, including securities pledged	168.8	0.6	(13.9)	104.8	—	—	(69.3)	325.3	(22.8)	493.5	(2.6)

Equity securities, available-for-sale	—	(0.3)	0.3	—	—	—	—	—	—	—	(0.3)
Derivatives:
Annuity product guarantees:
FIA(2)	(1,693.5)	(195.5)	—	—	(166.2)	—	130.8	—	—	(1,924.4)	—
GMWB/GMAB/GMWBL(2)	(901.0)	(512.9)	—	—	(151.2)	—	0.7	—	—	(1,564.4)	—
Other derivatives, net:	57.0	31.6	—	22.7	—	—	(80.1)	—	—	31.2	(25.8)
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	—	—	—	1.8	—	—	—	—	—	1.8	—
(1) Primarily U.S. dollar denominated
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
(4) For financial instruments still held as of December 31, amounts are included in Net investment income and Total net realized capital gains (losses) in the Statements of Operations.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the year ended December 31, 2013:

	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers in to Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$4.2	$—	$—	$—	$—	$—	$4.2	$—
U.S. corporate, state and municipalities	113.6	(0.2)	(0.7)	—	—	—	(18.2)	0.7	(4.8)	90.4	(0.2)
Foreign(1)	20.9	—	(0.4)	13.1	—	(1.1)	(13.4)	5.5	—	24.6	—
Residential mortgage-backed securities	24.2	(0.5)	(0.5)	15.3	—	(0.2)	—	—	(10.7)	27.6	(0.5)
Other asset-backed securities	78.2	6.4	(2.9)	—	—	(36.4)	(7.7)	—	(15.6)	22.0	2.3
Total fixed maturities, including securities pledged	236.9	5.7	(4.5)	32.6	—	(37.7)	(39.3)	6.2	(31.1)	168.8	1.6

Equity securities, available-for-sale	15.8	(0.2)	(0.2)	—	—	—	—	—	(15.4)	—	—
Derivatives:
Annuity product guarantees:
FIA(2)	(1,393.8)	(275.7)	—	—	(108.2)	—	84.2	—	—	(1,693.5)	—
GMWB/GMAB/GMWBL(2)	(2,004.0)	1,237.4	—	—	(134.9)	—	0.5	—	—	(901.0)	—
Other derivatives, net:	11.7	98.4	—	20.7	—	—	(73.8)	—	—	57.0	28.1
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	—	—	—	—	—	—	—	—	—	—	—
(1) Primarily U.S. dollar denominated
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
(4) For financial instruments still held as of December 31, amounts are included in Net investment income and Total net realized capital gains (losses) in the Statements of Operations.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the years ended December 31, 2014 and 2013, the transfers in and out of Level 3 for fixed maturities and equity securities, were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

The fair value of certain options and swap contracts are valued using observable inputs and were transferred from Level 3 to Level 2 during the year ended December 31, 2013.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2014:

Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA
Long-term equity implied volatility	15% to 25%		15% to 25%		—
Interest rate implied volatility	0.2% to 16%		0.2% to 16%		—
Correlations between:
Equity Funds	49% to 98%		49% to 98%		—
Equity and Fixed Income Funds	-38% to 62%		-38% to 62%		—
Interest Rates and Equity Funds	-32% to -4%		-32% to -4%		—
Nonperformance risk	0.13% to 1.10%		0.13% to 1.10%		0.13% to 1.10%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—
Partial Withdrawals	0% to 10%		0% to 10%		0% to 5%
Lapses	0.08% to 24%	(3)(4)	0.08% to 31%	(3)(4)	0% to 60%	(3)
Mortality	—	(5)	—	(5)	—	(6)

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 33% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, we assume that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money". The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of December 31, 2014 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)*
< 60	$2.4	$0.5	$2.9	9.5
60-69	6.1	0.9	7.0	4.9
70+	5.0	0.5	5.5	3.1
	$13.5	$1.9	$15.4	5.8

* For population expected to withdraw in future. Excludes policies taking systematic withdraws and 15% of policies the Company assumes will never withdraw.

(3)
Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period.

(4) The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of December 31, 2014 (account value amounts are in $ billions).

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value	Lapse Range
During Surrender Charge Period
	In the Money**	$—	*	0.08% to 8.2%	$6.5	0.08% to 6.3%
	Out of the Money	—	*	0.41% to 12%	1.1	0.36% to 7%

After Surrender Charge Period
	In the Money**	$—	*	2.5% to 21%	$7.2	1.7% to 21%
	Out of the Money	0.1		12% to 31%	1.4	5.6% to 24%
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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)*
< 60	$2.1	$1.4	$3.5	5.4
60-69	5.0	2.5	7.5	1.3
70+	3.9	1.3	5.2	—
	$11.0	$5.2	$16.2	2.3
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

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value	Lapse Range
During Surrender Charge Period
	In the Money**	$—	*	0.08% to 8.2%	$5.5	0.08% to 5.5%
	Out of the Money	—	*	0.41% to 12%	3.1	0.36% to 11%

After Surrender Charge Period
	In the Money**	$—	*	2.5% to 21%	$5.6	1.5% to 21%
	Out of the Money	0.1		12% to 31%	2.8	6.9% to 40%
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

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

•	Generally, an increase (decrease) in benefit utilization will decrease (increase) lapses for GMWB and GMWBL.

Other Financial Instruments

The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$23,277.0	$23,277.0	$22,450.1	$22,450.1
Equity securities, available-for-sale	6.7	6.7	6.1	6.1
Mortgage loans on real estate	2,854.4	2,989.1	2,837.3	2,867.0
Policy loans	87.4	87.4	94.9	94.9
Limited partnerships/corporations	172.9	172.9	133.2	133.2
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	1,279.3	1,279.3	1,128.6	1,128.6
Derivatives	891.4	891.4	342.4	342.4
Other investments	49.4	49.4	56.2	56.2
Deposits from affiliates	653.2	693.0	747.2	807.7
Embedded derivative on reinsurance	9.6	9.6	(8.4)	(8.4)
Assets held in separate accounts	38,547.7	38,547.7	42,008.3	42,008.3
Liabilities:
Investment contract liabilities:
Deferred annuities(1)	19,054.6	19,122.0	18,979.6	19,377.2
Funding agreements with fixed maturities and guaranteed investment contracts	961.3	936.2	1,530.5	1,499.3
Supplementary contracts, immediate annuities and other	1,296.7	1,404.5	681.2	682.3
Derivatives:
Annuity product guarantees:
FIA	1,924.4	1,924.4	1,693.5	1,693.5
GMAB/GMWB/GMWBL	1,564.4	1,564.4	901.0	901.0
Other derivatives	340.6	340.6	731.9	731.9
Long-term debt	435.0	545.6	435.0	471.2
Embedded derivative on reinsurance	211.0	211.0	(38.0)	(38.0)
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

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC and VOBA was as follows for the periods indicated.

	DAC	VOBA	Total
Balance at January 1, 2012	$3,326.5	$46.1	$3,372.6
Deferrals of commissions and expenses	107.8	—	107.8
Amortization:
Amortization	(582.0)	(27.5)	(609.5)
Interest accrued(1)	262.7	3.1	265.8
Net amortization included in the Statements of Operations	(319.3)	(24.4)	(343.7)
Change in unrealized capital gains/losses on available-for-sale securities	(146.8)	6.7	(140.1)
Balance at December 31, 2012	2,968.2	28.4	2,996.6
Deferrals of commissions and expenses	99.7	—	99.7
Amortization:
Amortization(2)	(1,681.3)	12.5	(1,668.8)
Interest accrued(1)	143.1	3.3	146.4
Net amortization included in the Statements of Operations	(1,538.2)	15.8	(1,522.4)
Change in unrealized capital gains/losses on available-for-sale securities	742.0	14.4	756.4
Balance at December 31, 2013	2,271.7	58.6	2,330.3
Deferrals of commissions and expenses	118.2	—	118.2
Amortization:
Amortization	24.4	(12.2)	12.2
Interest accrued(1)	100.5	3.3	103.8
Net amortization included in the Statements of Operations	124.9	(8.9)	116.0
Change in unrealized capital gains/losses on available-for-sale securities	(301.9)	(10.6)	(312.5)
Balance at December 31, 2014	$2,212.9	$39.1	$2,252.0
(1) Interest accrued at the following rates for VOBA: 2.0% to 5.8% during 2014, 1.0% to 6.0% during 2013 and 3.0% to 7.0% during 2012.
(2) Includes loss recognition for DAC and VOBA of $305.0 and $1.0, respectively.

The estimated amount of VOBA amortization expense, net of interest, is presented in the following table. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results and/or changes in best estimates of future results.

Year	Amount
2015	$10.0
2016	8.3
2017	7.6
2018	7.8
2019	8.0

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

6.    Sales Inducements

During the years ended December 31, 2014, 2013 and 2012, the Company capitalized $28.4, $27.4 and $29.8, respectively, of sales inducements. During the years ended December 31, 2014, 2013 and 2012, the Company amortized $(19.3), $(472.0) and $(303.1), respectively, of sales inducements. The unamortized balance of capitalized sales inducements was $431.3 and $482.2 as of December 31, 2014 and 2013, respectively.

7.    Guaranteed Benefit Features

While the Company ceased new sales of retail variable annuity products with substantial guarantee features in early 2010, its currently-sold retail variable annuity contracts with separate account options guarantee the contract owner a return of no less than (i) total deposits made to the contract less any partial withdrawals, (ii) total deposits made to the contract less any partial withdrawals plus a minimum return, or (iii) the highest contract value on a specified date minus any withdrawals. These guarantees include benefits that are payable in the event of death, annuitization or at specified dates.

The Company also offers optional guaranteed withdrawal benefit provisions on its indexed annuity products. This provision guarantees an annual withdrawal amount for life that is calculated as a percentage of the benefit base, which equals premium paid at the time of product issue, and can increase by a rollup percentage (mainly 7% or 6%, depending on versions of the benefit) or annual ratchet. The percentage used to determine the guaranteed annual withdrawal amount may vary by age at first withdrawal and depends on whether the benefit is for a single life, or joint lives.

The Company’s major source of income from guaranteed benefit features is the base contract mortality, expense, and guaranteed death and living benefit rider fees charged to the contract owner, less the costs of administering the product and providing for the guaranteed death and living benefits.

The Company's retail variable annuity contracts offer one or more of the following guaranteed death and living benefits:

Guaranteed Minimum Death Benefits (GMDB)

•	Standard: Guarantees that, upon the death of the individual specified in the policy, the death benefit will be no less than the premiums paid by the customer, adjusted for withdrawals.

•
Ratchet: Guarantees that, upon the death of the individual specified in the policy, the death benefit will be no less than the greater of (1) Standard or (2) the maximum policy anniversary (or quarterly) value of the variable annuity, adjusted for withdrawals.

•
Rollup: Guarantees that, upon the death of the individual specified in the policy, the death benefit will be no less than the aggregate premiums paid by the contract owner, with interest at the contractual rate per annum, adjusted for withdrawals. The Rollup may be subject to a maximum cap on the total benefit.

•	Combo: Guarantees that, upon the death of the individual specified in the policy, the death benefit will be no less than the greater of (1) Ratchet or (2) Rollup.

Guaranteed Minimum Living Benefits

Guaranteed Minimum Income Benefit (GMIB): Guarantees a minimum income payout, exercisable only on a contract anniversary on or after a specified date, in most cases 10 years after purchase of the GMIB rider. The income payout is determined based on contractually established annuity factors multiplied by the benefit base. The benefit base equals the premium paid at the time of product issue and may increase over time based on a number of factors, including a rollup percentage (mainly 7% or 6% depending on the version of the benefit) and ratchet frequency subject to maximum caps which vary by product version (200%, 250% or 300% of initial premium).

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Guaranteed Minimum Withdrawal Benefit and Guaranteed Minimum Withdrawal Benefit for Life (GMWB/GMWBL): Guarantees an annual withdrawal amount for a specified period of time (GMWB) or life (GMWBL) that is calculated as a percentage of the benefit base that equals premium paid at the time of product issue and may increase over time based on a number of factors, including a rollup percentage (mainly 7%, 6% or 0%, depending on versions of the benefit) and ratchet frequency (primarily annually or quarterly, depending on versions). The percentage used to determine the guaranteed annual withdrawal amount may vary by age at first withdrawal and depends on versions of the benefit. A joint life-time withdrawal benefit option was available to include coverage for spouses. Most versions of the withdrawal benefit included reset and/or step-up features that may increase the guaranteed withdrawal amount in certain conditions. Earlier versions of the withdrawal benefit guarantee that annual withdrawals of up to 7.0% of eligible premiums may be made until eligible premiums previously paid by the contract owner are returned, regardless of account value performance. Asset allocation requirements apply at all times where withdrawals are guaranteed for life.

Guaranteed Minimum Accumulation Benefit (GMAB): Guarantees that the account value will be at least 100% of the eligible premiums paid by the customer after 10 years, adjusted for withdrawals. We offered an alternative design that guaranteed the account value to be at least 200% of the eligible premiums paid by contract owners after 20 years.

The following assumptions and methodology were used to determine the guaranteed reserves for retail variable annuity contracts as of December 31, 2014 and 2013:

Area	Assumptions/Basis for Assumptions
Data used	Based on 1,000 investment performance scenarios.

Mean investment performance
GMDB: The mean investment performance varies by fund group. In general, the Company groups all separate account returns into 6 fund groups and generate stochastic returns for each of these fund groups. The overall mean blended separate account return is 8.1%. The general account fixed portion is a small percentage of the overall total.

GMIB: The overall blended mean is 8.1% based on a single fund group.

GMAB / GMWB / GMWBL: Zero rate curve.

Volatility	GMDB: 15.8% for 2014 and 2013.

GMIB: 15.8% for 2014 and 2013.

GMAB / GMWB / GMWBL: Implied volatilities through the first 5 years and then a blend of implied and historical thereafter.

Mortality	Depending on the type of benefit and gender, the Company uses Annuity 2000 basic table with mortality improvement through 2014, further adjusted for company experience.

Lapse rates	Vary by contract type, share class, time remaining in the surrender charge period and in-the-moneyness.

Discount rates	GMDB / GMIB: 5.5% for 2014 and 2013.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The liabilities for variable annuity contracts containing guaranteed minimum death and living benefits are recorded in separate account liabilities as follows as of December 31, 2014 and 2013. The separate account liabilities may include more than one type of guarantee. These liabilities are subject to the requirements for additional reserve liabilities under ASC Topic 944, which are recorded on the Balance Sheets in Future policy benefits and contract owner account balances. The paid and incurred amounts were as follows for the years ended December 31, 2014, 2013 and 2012:

	GMDB	GMAB/GMWB	GMIB	GMWBL
Separate account liability at December 31, 2014	$38,547.7	$728.9	$13,618.4	$15,444.4

Separate account liability at December 31, 2013	$42,008.3	$878.2	$15,479.8	$16,163.0

Additional liability balance:
Balance at January 1, 2012	$510.3	$114.9	$—	$1,738.1
Incurred guaranteed benefits	94.2	(38.3)	—	(226.3)
Paid guaranteed benefits	(116.5)	(0.6)	—	—
Balance at December 31, 2012	488.0	76.0	—	1,511.8
Incurred guaranteed benefits	(59.8)	(46.8)	—	(1,097.8)
Paid guaranteed benefits	(89.2)	(0.5)	—	—
Balance at December 31, 2013	339.0	28.7	—	414.0
Incurred guaranteed benefits	108.6	4.8	—	631.5
Paid guaranteed benefits	(73.3)	(0.7)	—	—
Balance at December 31, 2014	$374.3	$32.8	$—	$1,045.5

The Company also calculates additional liabilities for FIA contracts with guaranteed withdrawal benefits. The additional liability represents the expected value of these benefits in excess of the projected account balance, and is accreted based on assessments over the accumulation period of the contract. The additional liability for FIA guaranteed withdrawal benefits was $19.7 and $35.1, as of December 31, 2014 and 2013, respectively. The additional liability is recorded in Future policy benefits and contract owner account balances on the Balance Sheets.

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

	In the Event of Death	At Annuitization, Maturity, or Withdrawal
	GMDB	GMAB/GMWB	GMIB	GMWBL
December 31, 2014
Separate account value	$38,547.7	$728.9	$13,618.4	$15,444.4
Net amount at risk, net of reinsurance	$4,982.0	$15.4	$—	$—
Weighted average attained age	70	72	—	—

December 31, 2013
Separate account value	$42,008.3	$878.2	$15,479.8	$16,163.0
Net amount at risk, net of reinsurance	$5,007.1	$18.5	$—	$—
Weighted average attained age	70	70	—	—

The aggregate fair value of equity securities, including mutual funds, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2014 and 2013 was $38.5 billion and $42.0 billion, respectively.

8.    Reinsurance

At December 31, 2014, the Company had reinsurance treaties with 14 unaffiliated reinsurers covering a portion of the mortality risks and guaranteed death and living benefits under its life and annuity contracts. The Company, as cedant, also has reinsurance treaties with two affiliates, SLD and SLDI, related to GICs, fixed annuities, variable annuities and universal life insurance policies. In addition, the Company assumed reinsurance risk under reinsurance treaties with its affiliates, ReliaStar Life Insurance Company ("RLI") and SLD related to certain life insurance policies and employee benefit group annual term policies. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements. Furthermore, the Company has agreements with SLD which are accounted for using the deposit method. For additional information regarding these transactions with affiliates, see the Related Party Transactions Note for further detail.

Deposits and reinsurance recoverable was comprised of the following as of the dates indicated:

	December 31,
	2014	2013
Claims recoverable from reinsurers	$8.7	$10.8
Reinsurance reserves ceded (1)	3,748.0	2,524.3
Deposits (1)	806.7	974.4
Reinsurance receivable, net (1)	396.3	421.1
Other	9.3	11.0
Total	$4,969.0	$3,941.6
(1) Includes amounts with affiliates - refer to the Related Party Transactions Note for further detail.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the effect of reinsurance on Premiums for the periods indicated:

	December 31,
	2014	2013	2012
Premiums:
Direct premiums	$634.2	$95.2	$16.3
Reinsurance assumed (1)	407.7	454.9	480.3
Reinsurance ceded (1)	(504.1)	(113.8)	(37.6)
Net premiums	$537.8	$436.3	$459.0
(1) Includes amounts with affiliates - refer to the Related Party Transactions Note for further detail.

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

During the year ended December 31, 2014, the Company declared an ordinary dividend in the amount of $216.0, which was paid on May 19, 2014. During the year ended December 31, 2013 following receipt of required approval from the Iowa Insurance Division (the "Division") and consummation of the IPO of Voya Financial, Inc., the Company paid an extraordinary return of capital distribution of $230.0 to its Parent.

During the years ended December 31, 2014, and 2013, the Company did not receive any capital contributions from its Parent.

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

On May 8, 2013, the Company reset, on a one-time basis, its negative unassigned funds account as of December 31, 2012 (as reported in its 2012 statutory annual statement) to zero (with an offsetting reduction in gross paid-in capital and contributed surplus). The reset was made pursuant to a permitted practice in accordance with statutory accounting practices granted by the Division. This permitted practice had no impact on total capital and surplus of the Company and was reflected in the Company's second quarter 2013 statutory financial statements.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Statutory net income (loss) was $335.6, $(55.8) and $(9.1), for the years ended December 31, 2014, 2013 and 2012, respectively. Statutory capital and surplus was $2.1 billion and $1.9 billion as of December 31, 2014 and 2013, respectively.

10.     Accumulated Other Comprehensive Income (Loss)

Shareholder's equity included the following components of AOCI as of the dates indicated:

	December 31,
	2014	2013	2012
Fixed maturities, net of OTTI	$1,388.5	$827.5	$2,004.5
Equity securities, available-for-sale	3.6	2.3	3.4
Derivatives	7.6	0.4	(0.7)
DAC/VOBA and Sales inducements adjustments on available-for-sale securities	(714.0)	(341.5)	(1,283.3)
Other	(35.5)	(35.3)	(35.4)
Unrealized capital gains (losses), before tax	650.2	453.4	688.5
Deferred income tax asset (liability)	(42.0)	26.9	(55.3)
Unrealized capital gains (losses), after tax	608.2	480.3	633.2
Pension and other postretirement benefits liability, net of tax	0.8	0.9	1.0
AOCI	$609.0	$481.2	$634.2

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Statements of Operations, were as follows for the periods indicated:

	Year Ended December 31, 2014
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$538.0		$(188.4)	$349.6
Equity securities	1.3		(0.5)	0.8
Other	(0.2)		0.1	(0.1)
OTTI	16.7		(5.8)	10.9
Adjustments for amounts recognized in Net realized capital gains (losses) in the Statements of Operations	6.3		(2.2)	4.1
DAC/VOBA and Sales inducements	(372.5)	(1)	130.4	(242.1)
Change in unrealized gains/losses on available-for-sale securities	189.6		(66.4)	123.2

Derivatives:
Derivatives	7.2	(2)	(2.5)	4.7
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Statements of Operations	—		—	—
Change in unrealized gains/losses on derivatives	7.2		(2.5)	4.7

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Statements of Operations	(0.2)	(3)	0.1	(0.1)
Change in pension and other postretirement benefits liability	(0.2)		0.1	(0.1)
Change in Other comprehensive income (loss)	$196.6		$(68.8)	$127.8
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Financial Statements for additional information.
(3) See the Benefit Plans Note to these Financial Statements for amounts reported in Net Periodic (Benefit) Costs.

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
* Less than $0.1.
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Financial Statements for additional information.
(3) See the Benefit Plans Note to these Financial Statements for amounts reported in Net Periodic (Benefit) Costs.

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
(1) See Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Financial Statements for additional information.
(2) See Derivative Financial Instruments Note to these Financial Statements for additional information.
(3) See Benefit Plans Note to these Financial Statements for amounts reported in Net Periodic (Benefit) Costs.
(4) Amount includes $39.7 valuation allowance. See Income Taxes Note to these Financial Statements for additional information.

11.    Income Taxes

Income tax expense (benefit) consisted of the following for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Current tax expense (benefit):
Federal	$69.9	$187.4	$266.6
Total current tax expense (benefit)	69.9	187.4	266.6
Deferred tax expense (benefit):
Federal	27.4	(1.9)	(84.3)
Total deferred tax expense (benefit)	27.4	(1.9)	(84.3)
Total income tax expense (benefit)	$97.3	$185.5	$182.3

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Income taxes were different from the amount computed by applying the federal income tax rate to Income (loss) before income taxes for the following reasons for the periods indicated:

	Year Ended December 31,
	2014		2013		2012
Income (loss) before income taxes	$72.4		$168.6		$5.3
Tax rate	35.0%		35.0%		35.0%
Income tax expense (benefit) at federal statutory rate	25.3		59.0		1.9
Tax effect of:
Dividends received deduction	(58.6)		(84.0)		(72.9)
Valuation allowance	125.8		203.6		247.9
Audit settlements	2.8		—		(0.1)
Tax credits	2.0		(0.4)		(2.0)
Prior year tax	—		7.2		6.9
Non-deductible expense (benefit)	0.2	—	—	0.2	—
Other	(0.2)		0.1		0.6
Income tax expense (benefit)	$97.3		$185.5		$182.3

Temporary Differences

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of the dates indicated, are presented below.

	Year Ended December 31,
	2014	2013
Deferred tax assets
Insurance reserves	$774.9	$493.6
Investments	997.7	1,033.1
Compensation and benefits	48.1	44.8
Other assets	24.2	86.8
Total gross assets before valuation allowance	1,844.9	1,658.3
Less: Valuation allowance	549.7	423.9
Assets, net of valuation allowance	1,295.2	1,234.4

Deferred tax liabilities
Deferred policy acquisition costs	(862.6)	(884.7)
Net unrealized investment (gains) losses	(477.5)	(278.2)
Other liabilities	—	(20.2)
Total gross liabilities	(1,340.1)	(1,183.1)
Net deferred income tax asset (liability)	$(44.9)	$51.3

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of December 31, 2014 and 2013, the Company had total valuation allowances of $549.7 and $423.9, respectively. As of December 31, 2014 and 2013, $735.4 and $609.6, respectively, of these valuation allowances were allocated to continuing operations, and $(185.7) of these valuation allowances were allocated to Other comprehensive income (loss) related to realized and unrealized capital losses.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the years ended December 31, 2014, 2013 and 2012, there were total increases in the valuation allowance of $125.8, $203.6 and $208.2, respectively. In 2014, 2013 and 2012, there were increases of $125.8, $203.6 and $247.9, respectively, in the valuation allowance that were allocated to continuing operations. In 2014 and 2013, there were no changes in the valuation allowance allocated to Other comprehensive income. In 2012, there was a (decrease) of $(39.7), that was allocated to Other comprehensive income.

Tax Sharing Agreement

The Company had a payable to Voya Financial, Inc. of $2.1 as of December 31, 2014 and a receivable from Voya Financial, Inc. of $22.6 as of December 31, 2013, for federal income taxes under the intercompany tax sharing agreement.

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

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits for the periods indicated are as follows:

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of period	$2.7	$2.7	$2.7
Additions for tax positions related to prior years	2.8	—	—
Balance at end of period	$5.5	$2.7	$2.7

The Company had $5.5, $2.7 and $2.7, respectively, of unrecognized tax benefits as of December 31, 2014, 2013 and 2012, which would affect the Company's effective tax rate if recognized.

Interest and Penalties

The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in tax expense net of federal income tax. The Company had no accrued interest as of December 31, 2014 and 2013.

Tax Regulatory Matters

During April 2014, the Internal Revenue Service ("IRS") completed its examination of Voya Financial, Inc.'s consolidated return (including the Company) through tax year 2012. The 2012 audit settlement did not have a material impact on the Company. Voya Financial, Inc. (including the Company) is currently under audit by the IRS, and it is expected that the examination of tax year 2013 will be finalized within the next twelve months. Voya Financial, Inc. and the IRS have agreed to participate in the Compliance Assurance Process for the tax years 2013 through 2015.

The IRS issued a Directive dated July 17, 2014 that it should not challenge the qualification of certain hedges and should not challenge certain tax accounting methods. The Company does not expect this Directive to have a material impact on the Company.

The timing of the payment (if any) of the unrecognized tax benefit of $5.5 cannot be reliably estimated.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

12.    Benefit Plans

Defined Benefit Plan

Voya Services Company (formerly ING North America Insurance Corporation) sponsors the Voya Retirement Plan (the "Retirement Plan"). Substantially all employees of Voya Services Company and its affiliates (excluding certain employees) are eligible to participate, including the Company's employees.

Effective September 8, 2014, a plan amendment was approved changing the Plan's name from the ING U.S. Retirement Plan to the Voya Retirement Plan. The Retirement Plan is a tax qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation (“PBGC”). Beginning January 1, 2012, the Retirement Plan adopted a cash balance pension formula instead of a final average pay ("FAP") formula, allowing all eligible employees to participate in the Retirement Plan. Participants will earn an annual credit equal to 4% of eligible compensation. Interest is credited monthly based on a 30-year U.S. Treasury securities bond rate published by the Internal Revenue Service in the preceding August of each year. The accrued vested cash pension balance benefit is portable; participants can take it if they leave the Company. For participants in the Retirement Plan as of December 31, 2011, there was a two-year transition period from the Retirement Plan’s current FAP formula to the cash balance pension formula which ended December 31, 2013.

The costs allocated to the Company for its employees' participation in the Retirement Plan were $2.1, $2.3 and $7.7, for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in Operating expenses in the Statements of Operations.

Defined Contribution Plan

Voya Services Company sponsors the Voya Savings Plan and ESOP (the "Savings Plan"). Substantially all employees of Voya Services Company and its affiliates (excluding certain employees) are eligible to participate, including the Company's employees other than Company agents. The Savings Plan is a tax qualified defined contribution and stock bonus plan, which includes an employee stock ownership plan component. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pretax basis. Voya Services Company matches such pre-tax contributions, up to a maximum of 6.0% of eligible compensation, subject to IRS limits. Matching contributions are subject to a 4-year graded vesting schedule. Contributions made to the Savings Plan are subject to certain limits imposed by applicable law. The cost allocated to the Company for the Savings Plan were $3.3, $3.6 and $3.2, for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in Operating expenses in the Statements of Operations.

Non-Qualified Retirement Plans

Effective December 31, 2001, the Company, in conjunction with Voya Services Company, offers certain eligible employees (other than Career Agents) a Supplemental Executive Retirement Plan and an Excess Plan (collectively, the "SERPs"). Benefits under the SERPs are determined based on an eligible employee's years of service and average annual compensation for the highest five years during the last ten years of employment.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Obligations and Funded Status

The following table summarizes the benefit obligations for the SERPs as of December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Change in benefit obligation:
Benefit obligation, January 1	$19.9	$24.9
Interest cost	1.0	0.9
Benefits paid	(1.3)	(1.3)
Actuarial (gains) losses on obligation	3.9	(4.6)
Benefit obligation, December 31	$23.5	$19.9

Amounts recognized on the Balance Sheets in Other liabilities and in AOCI were as follows as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Accrued benefit cost	$(23.5)	$(19.9)
Accumulated other comprehensive income (loss):
Prior service cost (credit)	(0.2)	(0.2)
Net amount recognized	$(23.7)	$(20.1)

Assumptions

The weighted-average assumptions used in the measurement of the December 31, 2014 and 2013, benefit obligation for the SERPs were as follows:

	December 31,
	2014	2013
Discount rate	4.36%	4.95%
Rate of compensation increase	4.00%	4.00%

In determining the discount rate assumption, the Company utilizes current market information provided by its plan actuaries, including a discounted cash flow analysis of the Company's pension obligation and general movements in the current market environment. The discount rate modeling process involves selecting a portfolio of high quality, noncallable bonds that will match the cash flows of the SERP. Based upon all available information, it was determined that 4.36% was the appropriate discount rate as of December 31, 2014, to calculate the Company's accrued benefit liability.

The weighted-average assumptions used in calculating the net pension cost were as follows:

	2014	2013	2012
Discount rate	4.95%	4.05%	4.75%
Rate of compensation increase	4.00%	4.00%	4.00%

Since the benefit plans of the Company are unfunded, an assumption for return on plan assets is not required.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net Periodic Benefit Costs

Net periodic benefit costs for the SERPs were as follows for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Interest cost	$1.0	$0.9	$1.2
Amortization of prior service cost (credit)	—	—	(0.1)
Net (gain) loss recognition	3.9	(4.6)	(0.2)
Net periodic (benefit) cost	$4.9	$(3.7)	$0.9

Cash Flows

In 2015, the Company is expected to contribute $1.1 to the SERPs. Future expected benefit payments related to the SERPs for the years ended December 31, 2015 through 2019, and thereafter through 2024, are estimated to be $1.1, $1.2, $1.1, $1.2, $1.2 and $6.5, respectively.

Share Based Compensation Plans

Certain employees of the Company participate in the 2013 and 2014 Omnibus Employee Incentive Plans ("the Omnibus Plans") sponsored by Voya Financial, Inc., with respect to awards granted in 2013 and 2014. Certain employees also participate in various ING Group share-based compensation plans with respect to awards granted prior to 2013. Upon closing of the IPO, certain awards granted by ING Group that, upon vesting, would have been issuable in the form of American Depository Receipts ("ADRs") of ING Group were converted into performance shares or restricted stock units ("RSUs") under the Omnibus Plans, that upon vesting, will be issuable in Voya Financial, Inc. common stock.

The Company was allocated compensation expense from ING Group and Voya Financial, Inc. of $14.4, $9.7 and $6.8, for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company recognized tax benefits/(expenses) of $5.1, $1.2 and $(3.0) in December 31, 2014, 2013 and 2012, respectively. Excess tax benefits are recognized in Additional paid-in capital and are accounted for in a single pool available to all share-based compensation awards. Excess tax benefits in Additional paid-in capital are not recognized until the benefits result in a reduction in taxes payable. The Company uses tax law ordering when determining when excess tax benefits have been realized.

Other Benefit Plans

In addition to providing retirement plan benefits, the Company, in conjunction with Voya Services Company, provides certain supplemental retirement benefits to eligible employees and health care and life insurance benefits to retired employees and other eligible dependents. The supplemental retirement plan includes a non-qualified defined benefit pension plan and a non-qualified defined contribution plan, which means all benefits are payable from the general assets of the Company. The postretirement health care plan is contributory, with retiree contribution levels adjusted annually and the Company subsidizes a portion of the monthly per-participant premium. Beginning August 1, 2009, the Company moved from self-insuring its supplemental health care costs and began to use a private-fee-for-service Medicare Advantage program for post-Medicare eligible retired participants. In addition, effective October 1, 2009, the Company no longer subsidizes medical premium costs for early retirees. This change does not impact any participant currently retired and receiving coverage under the plan or any employee who is eligible for coverage under the plan and whose employment ended before October 1, 2009. The Company continues to offer access to medical coverage until retirees become eligible for Medicare. The life insurance plan provides a flat amount of noncontributory coverage and optional contributory coverage. The Voya Financial, Inc. Deferred Compensation Savings Plan is a non-qualified deferred compensation plan that includes a 401(k) excess component. The benefits charges allocated to the Company related to all of these plans for the years ended December 31, 2014, 2013 and 2012, were $3.6, $3.8 and $3.5, respectively.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

13.    Commitments and Contingencies

Leases

The Company leases its office space and certain equipment under operating leases, the longest term of which expires in 2017.

For the years ended December 31, 2014, 2013 and 2012, rent expense for leases was $7.1, $6.8 and $6.9, respectively. The future net minimum payments under non-cancellable leases for the years ended December 31, 2015 through 2017 are estimated to be $7.2, $6.6 and $5.3, respectively, and none thereafter, totaling $19.1. The Company pays substantially all expenses associated with its leased and subleased office properties. Expenses not paid directly by the Company were paid for by an affiliate and allocated to the Company.

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield.  The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments.

As of December 31, 2014 and 2013, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $214.1 and $252.7, respectively.

Federal Home Loan Bank Funding

The Company is a member of the FHLB of Des Moines and is required to maintain collateral to back funding agreements issued to the FHLB. As of December 31, 2014 and 2013, the Company had $950.1 and $1,090.2, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB. These non-putable funding agreements are included in Future policy benefits and contract owner account balances on the Balance Sheets. As of December 31, 2014 and 2013, assets with a market value of $1,119.8 and $1,266.8, respectively, collateralized the funding agreements to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Balance Sheets.

Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The Company may also post collateral in connection with certain securities lending, repurchase agreements, funding agreement, letter of credit ("LOC") and derivative transactions as described further in this note. The components of the fair value of the restricted assets were as follows as of the dates indicated:

	December 31,
	2014	2013
Fixed maturity collateral pledged to FHLB	$1,119.8	$1,266.8
FHLB restricted stock(1)	48.0	53.6
Other fixed maturities-state deposits	11.4	11.3
Securities pledged(2)	626.8	959.2
Total restricted assets	$1,806.0	$2,290.9
(1) Reported in Other investments on the Balance Sheets.
(2) Includes the fair value of loaned securities of $121.2 and $128.5 as of December 31, 2014 and 2013, respectively, which is included in Securities pledged on the Balance Sheets. In addition, as of December 31, 2014 and 2013, the Company delivered securities as collateral of $505.6 and $830.7, respectively, which was included in Securities pledged on the Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. This paragraph contains an estimate of reasonably possible losses above any amounts accrued. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued, the estimate reflects the reasonably possible range of loss in excess of the accrued amounts. For matters for which a reasonably possible (but not probable) range of loss exists, the estimate reflects the reasonably possible and unaccrued loss or range of loss. As of December 31, 2014, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters, as of such date, is not material to the Company.

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
(Dollar amounts in millions, unless otherwise stated)

14.     Related Party Transactions

Operating Agreements

The Company has certain agreements whereby it generates revenues and incurs expenses with affiliated entities. The agreements are as follows:

•
Underwriting and distribution agreement with Directed Services LLC ("DSL") (successor by merger to Directed Services, Inc.), an affiliated broker-dealer, whereby DSL serves as the principal underwriter for variable insurance products issued by the Company. DSL is authorized to enter into agreements with broker-dealers to distribute the Company's variable products and appoint representatives of the broker-dealers as agents. For the years ended December 31, 2014, 2013 and 2012, commissions were incurred in the amounts of $217.0, 218.4 and $208.0, respectively.

•
Asset management agreement with Voya Investment Management LLC ("VIM") (formerly, ING Investment Management LLC), an affiliate, in which VIM provides asset management, administration and accounting services for VIAC's general account. The Company records a fee, which is paid quarterly, based on the value of the assets under management. For the years ended December 31, 2014, 2013 and 2012, expenses were incurred in the amounts of $48.1, $50.0 and $50.3, respectively.

•
Intercompany agreement with DSL pursuant to which DSL agreed, effective January 1, 2010, to pay the Company, on a monthly basis, a portion of the revenues DSL earns as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company's variable insurance products. For the years ended December 31, 2014, 2013 and 2012, revenue under the DSL intercompany agreement was $139.9, $147.4 and $141.1, respectively.

•
Intercompany agreement with VIM pursuant to which VIM agreed, effective January 1, 2010, to pay the Company, on a monthly basis, a portion of the revenues VIM earns as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company's variable insurance products. For the years ended December 31, 2014, 2013 and 2012, revenue under the VIM intercompany agreement was $41.8, $34.7 and $33.8, respectively.

•
Services agreements with Voya Services Company dated September 1, 2000 and January 1, 2001, respectively, for administrative, management, financial, information technology and finance and treasury services. For the years ended December 31, 2014, 2013 and 2012, expenses were incurred in the amounts of $106.9, $101.9 and $109.3, respectively. Effective October 1, 2010, the services agreement with Voya Services Company dated January 1, 2001, was amended in order for the Company to provide Voya Services Company with use of the corporate office facility at 5780 Powers Ferry Road, N.W., Atlanta, GA (the "Atlanta Office") in exchange for Voya Services Company's payment of the Company's direct and indirect costs for the Atlanta Office.

•
Services agreement between the Company and its U.S. insurance company affiliates dated January 1, 2001, amended effective January 1, 2002 and December 31, 2007, for administrative, management, professional, advisory, consulting and other services. For the years ended December 31, 2014, 2013 and 2012, expenses related to the agreements were incurred in the amount of $13.2, $12.1 and $16.4, respectively.

•
Administrative Services Agreement between the Company, ReliaStar Life Insurance Company of New York ("RLNY"), an affiliate and other U.S. insurance company affiliates dated March 1, 2003, amended effective August 1, 2004, in which the Company and affiliates provide services to RLNY. For the years ended December 31, 2014, 2013 and 2012, revenue related to the agreement was $2.3, $2.2 and $3.3, respectively.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Reinsurance Agreements

Reinsurance Ceded

As of December 31, 2014 and 2013, total reserves ceded to affiliates were $3,684.4 and $2,455.6, respectively. For the years ended December 31, 2014, 2013 and 2012, premiums ceded to affiliates were $502.5, $112.2 and $36.1, respectively.

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

Upon inception of the agreement, the Company paid SLDI a premium of $245.6. At the same time, the Company established a funds withheld liability for $188.5 to SLDI and SLDI purchased a $65.0 LOC to support the ceded Statutory reserves of $245.6. In addition, the Company recognized a gain of $17.9 based on the difference between the premium paid and the ceded U.S. GAAP reserves of $227.7, which offsets the $57.1 ceding allowance paid by SLDI. The ceding allowance will be amortized over the life of the business.

As of December 31, 2014 and 2013, the value of the funds withheld liability under this agreement was $180.4 and $190.9, respectively, which is included in Funds held under reinsurance treaties with affiliates on the Balance Sheets. In addition, as of December 31, 2014 and 2013, the Company had an embedded derivative under this agreement with a value of $3.6 and $(3.3), respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Balance Sheets. As of December 31, 2014 and 2013, reserves ceded by the Company under this agreement were $216.7 and $230.9, respectively.

Guaranteed Living Benefit - Coinsurance and Coinsurance Funds Withheld

Effective June 30, 2008, the Company entered into an automatic reinsurance agreement with an affiliate, SLDI, covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts issued by the Company on or after January 1, 2000.

Also effective June 30, 2008, the Company entered into a services agreement with SLDI, under which the Company provides certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement. For the years ended December 31, 2014 and 2013, revenue related to the agreement was $12.3 for each year. For the year ended December 31, 2012, revenue related to the agreement was $12.0.

Effective July 1, 2009, the reinsurance agreement was amended and restated to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to the Company and the Company deposited those assets into a funds withheld trust account.  As of December 31, 2014 and 2013, the assets on deposit in the trust account were $5.5 billion and $3.5 billion, respectively. The Company also established a corresponding funds withheld liability to SLDI, which is included in Funds held under reinsurance treaties with affiliates on the Balance Sheets. Funds held under reinsurance treaties with affiliates had a balance of $5.3 billion as of December 31, 2014 and $3.6 billion as of December 31, 2013. In addition, as of December 31, 2014 and 2013, the Company had an embedded derivative with a value of $207.4 and $(34.7), respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Balance Sheets.

Also effective July 1, 2009, the Company and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account. SLDI has retained its affiliate, VIM, as sub-advisor for the funds withheld account.

Effective October 1, 2011, the Company and SLDI entered into an amended and restated automatic reinsurance agreement in order to provide more flexibility to the Company and SLDI with respect to the collateralization of the reserves related to the variable annuity guaranteed living benefits reinsured under the agreement. As of December 31, 2014 and 2013, reserves ceded by the

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Company under this agreement were $3.4 billion and $2.2 billion, respectively. In addition, a deferred loss in the amount of $308.1 and $315.7 as of December 31, 2014 and 2013, respectively, is included in Other assets on the Balance Sheets and is amortized over the period of benefit in Other expenses in the Statement of Operations.

On May 8, 2013, following the Voya Financial, Inc. IPO, Voya Financial, Inc. made a capital contribution in the amount of $1.8 billion into SLDI, which SLDI deposited into the funds withheld trust account established to provide collateral for the variable annuity guaranteed living benefit riders ceded to SLDI under the amended and restated automatic reinsurance agreement. Upon deposit of such contributed capital into the funds withheld trust, the Company submitted to ING Bank N.V. ("ING Bank") $1.5 billion of contingent capital LOC issued by ING Bank under the $1.5 billion contingent capital LOC facility between ING Bank and SLDI, and the contingent capital LOCs were canceled and the facility was terminated.

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

The coinsurance agreement is accounted for using the deposit method. As such, $2.7 billion of Deposit receivable from affiliate was established on the Balance Sheets. As of December 31, 2014 and 2013, the deposit receivable was $653.2 and $747.2, respectively, and is adjusted over the life of the agreement based on cash settlements and the experience of the contracts, as well as for amortization of the ceding commission. The Company incurred amortization expense of the negative ceding commission of $6.6, $4.8 and $10.8, for the years ended December 31, 2014, 2013 and 2012, respectively, which is recorded in Other expenses in the Statements of Operations.

Universal Life - Coinsurance

Effective January 1, 2000, the Company entered into a 100% coinsurance agreement with its affiliate, SLD, covering certain universal life policies which had been issued and in force as of, as well as any such policies issued after, the effective date of the agreement. As of December 31, 2014 and 2013, reserves ceded by the Company under this agreement were $20.0 and $19.4, respectively.

Guaranteed Investment Contract - Coinsurance

Effective August 20, 1999, the Company entered into a Facultative Coinsurance Agreement with its affiliate, SLD. Under the terms of the agreement, the Company facultatively cedes, from time to time, certain GICs to SLD on a 100% coinsurance basis. The Company utilizes this reinsurance facility primarily for diversification and asset-liability management purposes in connection with this business. The coinsurance agreement is accounted for using the deposit method. As of December 31, 2014 and 2013, the deposit receivable was $153.5 and $227.2, respectively.

Reinsurance Assumed

As of December 31, 2014 and 2013, total reserves assumed from affiliates were $439.1 and $454.7, respectively. For the years ended December 31, 2014, 2013 and 2012, premiums assumed from affiliates were $407.7, $454.9 and $480.3, respectively.

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

The stop-loss agreement is accounted for using the deposit method. A fee receivable from affiliate of $0.4 and $0.3 as of December 31, 2014 and 2013, respectively, is included in Other liabilities on the Balance Sheets. The fee is accrued and subsequently settled in cash each quarterly accounting period.

Effective July 1, 2012, the Company entered into a stop-loss agreement with its affiliate, SLD, under which the Company agrees to indemnify SLD, and SLD agrees to reinsure with the Company, aggregate mortality risk under certain level premium term life insurance policies assumed by SLD from RLI and written by either RLI or RLNY with issue dates between January 1, 2007 and March 31, 2008 and between January 1, 2010 and December 31, 2010. Under the terms of the agreement, the Company will make benefit payments to SLD equal to the amount of claims in excess of the attachment point (equal to a percentage of net reinsurance premium) up to the maximum fully covered benefit.

The stop-loss agreement is accounted for using the deposit method. As of December 31, 2014 there was no fee receivable from affiliate and as of December 31, 2013 there was a $0.8 fee receivable from affiliate included in Other liabilities on the Balance Sheets. The fee is accrued and subsequently settled in cash each quarterly accounting period. Effective October 1, 2014, the agreement was terminated.

Group Annual Term - Coinsurance Funds Withheld

Effective December 31, 2008, the Company entered into a coinsurance funds withheld agreement with RLI for an indefinite duration. Under the terms of the agreement, the Company assumed 100% quota share of RLI's net retained liability under certain Employee Benefits Group Annual Term policies, including disability waiver of premium.

The initial premium of $219.9 was equal to the aggregate reserve assumed by the Company. Thereafter, premiums are equal to the total earned gross premiums collected by RLI from policyholders. RLI will retain all reinsurance premiums payable to the Company as funds withheld, as security for ceded liabilities and against which ceded losses will be offset. Monthly, the Company will receive or pay a net settlement. This agreement was amended and restated October 1, 2010 to better reflect the current investment environment and to modify the treatment of claims under certain policies under which claims are not paid in the form of a single lump sum; the underlying terms described above remained unchanged. (Please see also description of "Waiver of Premium Coinsurance Funds Withheld" agreement between the Company and SLDI under "Reinsurance Ceded" above). As of December 31, 2014 and 2013, reserves assumed by the Company under this agreement were $439.1 and $454.7, respectively.

As of December 31, 2014 and 2013, the value of the funds withheld by ceding companies under this agreement was $467.3 and $488.6, respectively, which is included in Deposit and reinsurance recoverable on the Balance Sheets. In addition, as of December 31, 2014 and 2013, the Company had an embedded derivative under this agreement with a value of $9.6 and $(8.4), respectively.

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with Voya Financial, Inc., an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in January 2004, and based upon its renewal on January 14, 2014, expires on January 14, 2024, either party can borrow from the other up to

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

3.0% of the Company's statutory net admitted assets, excluding Separate Accounts, as of the preceding December 31. For the year ended December 31, 2014, interest on any borrowing by either the Company or Voya Financial, Inc. was charged at a rate based on the prevailing market rate for similar third-party borrowings or securities. During the years ended December 31, 2013 and 2012, interest on any Company borrowing was charged at the rate of Voya Financial, Inc.'s cost of funds for the interest period, plus 0.15%. During the years ended December 31, 2013 and 2012, interest on any Voya Financial, Inc. borrowing was charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration.

Under this agreement, the Company did not incur interest expense for the years ended December 31, 2014, 2013 and 2012. The Company earned interest income of $0.2, $0.0 and $0.4, for the years ended December 31, 2014, 2013 and 2012, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, in the Statements of Operations. As of December 31, 2014 and 2013, the Company did not have any outstanding receivable/payable with Voya Financial, Inc. under the reciprocal loan agreement.

Long-Term Debt with Affiliates

The Company issued a 30-year surplus note in the principal amount of $35.0 on December 8, 1999, to its affiliate, SLD, which matures on December 7, 2029. Interest is charged at an annual rate of 7.98%. Payment of the note and related accrued interest is subordinate to payments due to contract owners and claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders. Any payment of principal and/or interest made is subject to the prior approval of the Iowa Insurance Commissioner. Interest expense was $2.8 for the years ended December 31, 2014, 2013 and 2012. On December 29, 2004, the Company issued surplus notes in the aggregate principal amount of $400.0 (the "Notes"), scheduled to mature on December 29, 2034, to its affiliates, Voya Retirement Insurance and Annuity Company, RLI and SLDI. The Notes bear interest at a rate of 6.26% per year. Any payment of principal and/or interest is subject to the prior approval of the Iowa Insurance Commissioner. Interest expense was $25.4 for the years ended December 31, 2014, 2013 and 2012.

Derivatives

The Company is party to several derivative contracts with NN Group and ING Bank and one or more of ING Bank's subsidiaries. Each of these contracts was entered into as a result of a competitive bid, which included unaffiliated counterparties. The Company is exposed to various risks relating to its ongoing business operations, including but not limited to interest rate risk, foreign currency risk and equity market risk. To manage these risks, the Company uses various strategies, including derivatives contracts, certain of which are with related parties, such as interest rate swaps, equity options and currency forwards.
As of December 31, 2014 and 2013, the outstanding notional amounts were $457.1 (consisting of currency forwards of $178.0 and equity options of $279.1) and $511.8 (consisting of interest rate swaps of $328.8 and equity options of $183.0), respectively. As of December 31, 2014 and 2013, the market values for these contracts were $8.8 and $8.4, respectively. For the years ended December 31, 2014, 2013 and 2012, the Company recorded Other net realized capital gains (losses) in the Statements of Operations of $4.6, $0.8 and $20.0, respectively, with ING Bank and NN Group.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making its assessment, management has used the criteria set forth in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, the Company has maintained effective internal control over financial reporting as of December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the internal controls over financial reporting of the Company that occurred during the quarter ended December 31, 2014 that has materially affected or is reasonably likely to materially affect these internal controls.

Item 9B.    Other Information

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which was signed into law on August 10, 2012, added a new subsection (r) to Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which requires us to disclose whether, during the year ended December 31, 2014, the Company or any of its affiliates, including ING Groep N.V ("ING Group") or its affiliates engaged in certain Iran-related activities, including any transaction or dealing with the Government of Iran that is not conducted pursuant to a specific authorization of the U.S. Government.

Neither Voya Financial, Inc. nor any of its subsidiaries, including the Company has knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 31, 2014. The disclosure below relates solely to a limited legacy portfolio of guarantees, accounts, loans and relationships maintained by ING Bank N.V. ("ING Bank"), a subsidiary of ING Group and therefore an affiliate of Voya Financial, Inc. and the Company during the year ended December 31, 2014 and does not relate to any activities conducted by Voya Financial, Inc. or its subsidiaries, including the Company, and the information below is based on information provided to the Company by ING Bank.

Other than the transactions described below, at no time during the year ended December 31, 2014, did ING Group or any of its affiliates knowingly conduct or engage in any activities that would require disclosure to the U.S. Securities and Exchange Commission pursuant to Section 13(r) of the Exchange Act. ING Bank maintains a limited legacy portfolio of guarantees, accounts and loans that involve various entities owned by the Government of Iran. ING Bank also has limited legacy relationships with certain persons who are designated under Executive Orders 13224 and 13382. These positions remain on the books, but accounts related thereto may be 'frozen' under applicable laws and procedures. In such cases, any interest or other payments ING Bank is legally required to make in connection with said positions are made into 'frozen' accounts. Funds can only be withdrawn by relevant parties from these 'frozen' accounts after due regulatory consent from the relevant competent authorities. ING Bank has strict controls in place to ensure that no unauthorized account activity takes place while the account is 'frozen'. ING Bank may receive loan repayments, but all legacy loan repayments received by ING Bank have been duly authorized by relevant competent authorities. For the year ended December 31, 2014, ING Bank had gross revenues of approximately $21.9 million related to these activities, which was principally related to legacy loan repayments and commissions on guarantees. ING Bank estimates that it had net profit of approximately $395.8 thousand related to these activities. ING Bank intends to terminate each of the legacy positions as the nature thereof and applicable law permits.

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

Item 13.    Certain Relationships, Related Transactions and Director Independence

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14.    Principal Accounting Fees and Services
(Dollar amounts in millions, unless otherwise stated)

In 2014 and 2013, Ernst & Young LLP ("Ernst & Young") served as the principal external auditing firm for Voya Financial, Inc., including Voya Insurance and Annuity Company ("VIAC" or the "Company", as appropriate). Voya Financial, Inc. subsidiaries, including VIAC, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary. Ernst & Young fees allocated to the Company along with a description of the services rendered by Ernst & Young to the Company are detailed below for the periods indicated.

	Year Ended December 31,
	2014		2013
Audit fees	$3.4		$2.6
Audit-related fees	0.3		0.1
Tax fees	—	*	—	*
All other fees	0.1		—
	$3.8		$2.7
* Less than $0.1.

Audit Fees

Audit fees were allocated to VIAC and include fees associated with professional services rendered by the auditors for the audit of the annual financial statements of the Company and review of the Company's interim financial statements.

Audit-related Fees

Audit-related fees were allocated to VIAC for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported under the audit fee item above. These services consisted primarily of the audit of financial information supporting the Securities and Exchange Commission ("SEC") product filings.

Tax Fees

There were minimal tax fees allocated to VIAC in 2014 and 2013.  Tax fees allocated to VIAC were primarily for tax compliance and accounting for income taxes.  These services consisted of tax compliance, including the review of tax disclosures and proper completion of tax forms, assistance with questions regarding tax audits and tax planning and advisory services related to common forms of domestic taxation (i.e., income tax and capital tax).

All Other Fees

There were no or minimal fees allocated to VIAC in 2014 and 2013 under the category "All other fees."  Other fees allocated to VIAC under this category typically include fees paid for products and services other than the audit fees, audit-related fees and tax fees described above and consist primarily of advisory services.

Pre-approval Policies and Procedures

VIAC is subject to the pre-approval policies and procedures of Voya Financial, Inc. Audit, audit-related and non-audit services provided to the Company by the independent registered public accountants of Voya Financial, Inc. (the "External Auditor") are included in the total annual budgeted amounts for Voya Financial, Inc. and pre-approved by the audit committee of Voya Financial, Inc. (the "Voya Financial audit committee").  Pursuant to the pre-approval policies and procedures of Voya Financial, Inc., the Voya Financial audit committee is required to pre-approve all services provided by the External Auditor to Voya Financial, Inc. and its subsidiaries, including the Company.  The pre-approval policies and procedures of Voya Financial, Inc. distinguish five types of services:  (1) audit services, (2) audit-related services, (3) tax services, (4) other services that are not audit, audit-related, tax, or prohibited services and (5) prohibited services (as described in the Sarbanes-Oxley Act of 2002).

The pre-approval procedures of Voya Financial, Inc. consist of a general pre-approval procedure and a specific pre-approval procedure.

General Pre-approval Procedure

The Voya Financial audit committee pre-approves audit, audit-related, tax and other services to be provided by the External Auditor to Voya Financial, Inc. and its subsidiaries on an annual basis, and sets the maximum annual amount for such pre-approved services.  Throughout the year, the Voya Financial audit committee receives from the External Auditor an overview of all services provided, including related fees and supported by sufficiently detailed information.  The Voya Financial audit committee evaluates this overview quarterly. Additionally, the Voya Financial, Inc. Corporate Controller monitors the amounts paid versus the pre-approved amounts throughout the year.

Specific Pre-approval Procedure

In addition to the general pre-approval procedure of Voya Financial, Inc., each proposed External Auditor engagement by Voya Financial, Inc. or one of its subsidiaries that is expected to generate fees in excess of the pre-approved amounts, must be approved by the Voya Financial audit committee after recommendation of Voya Financial, Inc. management on a case-by-case basis.

In 2014, 100% of each of the audit-related services, tax services and all other services provided to the Company were pre-approved by the audit committee of Voya Financial, Inc. In 2013, 100% of each of the audit-related services, tax services and all other services provided to the Company were pre-approved by the audit committees of Voya Financial, Inc. and ING. In 2012 (prior to the initial public offering of Voya Financial, Inc.), only the ING pre-approval policies and procedures were in effect, and 100% of each of the audit-related services, tax services and all other services provided to the Company were pre-approved by the ING audit committee.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

a.	The following documents are filed as part of this report:

1.	Financial statements. See Item 8. on page 90.

2.	Financial statement schedules. See Index to Financial Statement Schedules on page 173.

3.	Exhibits. See Exhibit Index on page 178.

172

Report of Independent Registered Public Accounting Firm

The Board of Directors
Voya Insurance and Annuity Company

We have audited the financial statements of Voya Insurance and Annuity Company as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and have issued our report thereon dated March 27, 2015 (included elsewhere in this Annual Report (Form 10-K)). Our audits also included the financial statement schedules, listed in Item 15.a. of this Annual Report (Form 10-K). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these schedules based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 27, 2015

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Schedule I

Summary of Investments - Other than Investments in Affiliates
As of December 31, 2014
(In millions)

Type of Investments	Cost	Fair Value	Amount Shown on Balance Sheets
Fixed maturities
U.S. Treasuries	$843.0	$926.1	$926.1
U.S. Government agencies and authorities	78.9	83.4	83.4
State, municipalities and political subdivisions	155.4	164.4	164.4
U.S. corporate securities	11,678.3	12,448.4	12,448.4
Foreign securities(1)	5,400.5	5,675.8	5,675.8
Residential mortgage-backed securities	1,881.8	2,050.5	2,050.5
Commercial mortgage-backed securities	1,531.7	1,627.5	1,627.5
Other asset-backed securities	292.7	300.9	300.9
Total fixed maturities, including securities pledged to creditors	21,862.3	23,277.0	23,277.0
Equity securities, available-for-sale	3.1	6.7	6.7
Mortgage loans on real estate	2,854.4	2,989.1	2,854.4
Policy loans	87.4	87.4	87.4
Other investments	49.4	49.4	49.4
Derivatives	298.3	891.4	891.4
Limited partnerships/corporations	172.9	172.9	172.9
Short-term investments	746.8	746.8	746.8
Total investments	$26,074.6	$28,220.7	$28,086.0
(1) The term "foreign" includes foreign governments, foreign political subdivisions, foreign public utilities and all other bonds of foreign issuers.  Substantially all of the Company's foreign securities are denominated in U.S. dollars.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Schedule IV

Reinsurance
Years Ended December 31, 2014, 2013 and 2012
(In millions)

	Gross		Ceded		Assumed	Net	Percentage of Assumed to Net
Year Ended December 31, 2014
Life insurance in force	$3,709.8		$1,056.6		$170,970.2	$173,623.4	98.5%
Premiums:
Life insurance	13.8		33.1		407.7	388.4
Accident and health insurance	—	*	—	*	—	—
Annuities	620.4		471.0		—	149.4
Total premiums	$634.2		$504.1		$407.7	$537.8

Year Ended December 31, 2013
Life insurance in force	$3,973.2		$1,113.6		$173,638.6	$176,498.2	98.4%
Premiums:
Life insurance	15.9		34.5		454.9	436.3
Accident and health insurance	0.1		0.1		—	—
Annuities	79.2		79.2		—	—
Total premiums	$95.2		$113.8		$454.9	$436.3

Year Ended December 31, 2012
Life insurance in force	$4,260.0		$1,137.2		$196,677.4	$199,800.2	98.4%
Premiums:
Life insurance	16.2		37.5		480.3	459.0
Accident and health insurance	0.1		0.1		—	—
Annuities	—		—		—	—
Total premiums	$16.3		$37.6		$480.3	$459.0
* Less than $0.1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2015	Voya Insurance and Annuity Company
(Registrant)

	By: /s/	David P. Wiland
David P. Wiland Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 23, 2015.

	Signatures	Title

/s/	Rodney O. Martin, Jr.	Chairman and Director
Rodney O. Martin, Jr.

/s/	Alain M. Karaoglan	Director
Alain M. Karaoglan

/s/	Chetlur S. Ragavan	Director
Chetlur S. Ragavan

/s/	Ewout L. Steenbergen	Director
Ewout L. Steenbergen

/s/	Michael S. Smith	Director and President
Michael S. Smith

/s/	Steven T. Pierson	Senior Vice President and
	Steven T. Pierson	Chief Accounting Officer

/s/	David P. Wiland	Senior Vice President and
	David P. Wiland	Chief Financial Officer

Voya Insurance and Annuity Company (the "Company")
Form 10-K for Fiscal Year Ended December 31, 2014

Exhibit Index
Exhibit Number	Description of Exhibit
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

3.5
Amendment to Articles of Incorporation Providing for the Name Change of ING USA Annuity and Life Insurance Company dated March 6, 2014, effective September 1, 2014, incorporated by reference to the Company's Form 10-Q, as filed with the SEC on November 12, 2014 (File No. 001-32625).

3.6
Amended and Restated Bylaws of Voya Insurance and Annuity Company effective September 1, 2014, incorporated by reference to the Company's Form 10-Q, as filed with the SEC on November 12, 2014 (File No. 001-32625).

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

4.6
Flexible Premium Deferred Combination Variable and Fixed Annuity Contract; Individual Retirement Annuity Endorsement; Roth Individual Retirement Annuity Endorsement; SIMPLE Individual Retirement Annuity Endorsement; and Unisex Endorsement - Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 (333-196392), as filed with the SEC on November 24, 2014.

4.7
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
4.8
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

4.9
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

10.38
Reciprocal Loan Agreement, effective January 14, 2014 between ING USA Annuity and Life Insurance Company and ING America Insurance Holdings, Inc., incorporated by reference from Exhibit 10 to ING USA Annuity and Life Insurance Company's Form 10-Q filed on May 13, 2014 (File No. 001-32625).

10.39
Fourth Amendment to Lease, made May 31, 2012, between ING USA Annuity and Life Insurance Company and Lexington Lion Dunwoody, L.P., incorporated by reference from Exhibit 10 to ING USA Annuity and Life Insurance Company's Form 10-Q filed on August 10, 2012 (File No. 001-32625).

14.
ING Code of Ethics for Financial Professionals, incorporated by reference from Exhibit 14 to ING USA Annuity and Life Insurance Company's Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

23.1+	Consent of Ernst & Young LLP
31.1+	Certificate of David P. Wiland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Michael S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Index
Exhibit Number	Description of Exhibit
32.1+	Certificate of David P. Wiland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Michael S. Smith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document [1]
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

[1]
Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2014 and 2013; (ii) Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iv) Statements of Changes in Shareholder's Equity for the years ended December 31, 2014, 2013 and 2012; (v) Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to the Financial Statements.

Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of Voya Insurance and Annuity Company.

+ Filed herewith.

