Form 10-Q
period 2015-06-30
VOYA INSURANCE & ANNUITY Co
filed 2015-08-10
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ______________ to  ______________

Commission File Number: 333-133152, 333-196392, 333-203647, 333-203648, 333-203649, 333-203650, 333-203651

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of August 6, 2015, 250,000 shares of Common Stock, $10 par value, were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended June 30, 2015

As used in this Quarterly Report on Form 10-Q, "VIAC," the "Company," "we," "our" and "us" refer to Voya Insurance and Annuity Company.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations, including those relating to the use and possible application of accreditation standards to captive reinsurance entities and those made pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act or the U.S. Department of Labor's proposed rules and exemptions pertaining to the fiduciary status of providers of investment advice; and (x) changes in the policies of governments and/or regulatory authorities. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" in the Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-32625) (the "Annual Report on Form 10-K") and 'Risk Factors," in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-32625).

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
Condensed Balance Sheets
June 30, 2015 (Unaudited) and December 31, 2014
(In millions, except share data)

	June 30, 2015	December 31, 2014
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $20,740.9 as of 2015 and $20,814.2 as of 2014)	$21,575.5	$22,169.4
Fixed maturities, at fair value using the fair value option	530.0	480.8
Equity securities, available-for-sale, at fair value (cost of $3.1 as of 2015 and 2014)	6.8	6.7
Short-term investments	521.8	746.8
Mortgage loans on real estate, net of valuation allowance of $0.8 as of 2015 and 2014	3,116.3	2,854.4
Policy loans	83.3	87.4
Limited partnerships/corporations	179.0	172.9
Derivatives	632.8	891.4
Other investments	49.1	49.4
Securities pledged (amortized cost of $532.7 as of 2015 and $567.3 as of 2014)	586.1	626.8
Total investments	27,280.7	28,086.0
Cash and cash equivalents	533.2	362.4
Short-term investments under securities loan agreements, including collateral delivered	253.7	170.1
Accrued investment income	229.1	224.1
Deposits and reinsurance recoverable	5,569.9	4,969.0
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	2,647.1	2,683.3
Due from affiliates	30.5	31.8
Current income tax recoverable from Parent	14.6	—
Deferred income taxes	12.6	—
Other assets	358.8	382.8
Assets held in separate accounts	36,443.4	38,547.7
Total assets	$73,373.6	$75,457.2

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Balance Sheets
June 30, 2015 (Unaudited) and December 31, 2014
(In millions, except share data)

	June 30, 2015	December 31, 2014
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$26,420.2	$26,145.0
Payable for securities purchased	34.9	2.4
Payables under securities loan agreements, including collateral held	489.6	432.8
Long-term debt	435.0	435.0
Due to affiliates	46.4	58.9
Funds held under reinsurance treaties with affiliates	5,704.5	5,653.1
Derivatives	278.6	340.6
Current income tax payable to Parent	—	2.1
Deferred income taxes	—	44.9
Other liabilities	158.3	174.5
Liabilities related to separate accounts	36,443.4	38,547.7
Total liabilities	70,010.9	71,837.0

Shareholder's equity:
Common stock (250,000 shares authorized, issued and outstanding as of 2015 and 2014; $10 par value per share)	2.5	2.5
Additional paid-in capital	4,821.2	5,310.6
Accumulated other comprehensive income (loss)	488.8	609.0
Retained earnings (deficit)	(1,949.8)	(2,301.9)
Total shareholder's equity	3,362.7	3,620.2
Total liabilities and shareholder's equity	$73,373.6	$75,457.2

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Operations
For the Three and Six Months Ended June 30, 2015 and 2014 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Net investment income	$318.4	$315.8	$638.5	$621.9
Fee income	190.0	206.8	375.1	412.5
Premiums	127.1	146.5	245.9	290.0
Net realized capital gains (losses):
Total other-than-temporary impairments	(4.9)	(0.6)	(5.2)	(1.6)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	0.3	(0.1)	1.0	(0.1)
Net other-than-temporary impairments recognized in earnings	(5.2)	(0.5)	(6.2)	(1.5)
Other net realized capital gains (losses)	168.4	(374.6)	(55.8)	(530.4)
Total net realized capital gains (losses)	163.2	(375.1)	(62.0)	(531.9)
Other revenue	6.1	8.5	11.6	16.3
Total revenues	804.8	302.5	1,209.1	808.8
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	(210.5)	165.3	221.8	656.7
Operating expenses	115.8	120.0	237.0	240.4
Net amortization of Deferred policy acquisition costs and Value of business acquired	516.0	35.6	371.4	(49.8)
Interest expense	7.1	7.1	14.0	14.0
Other expense	6.5	6.2	15.2	13.6
Total benefits and expenses	434.9	334.2	859.4	874.9
Income (loss) before income taxes	369.9	(31.7)	349.7	(66.1)
Income tax expense (benefit)	4.7	(15.8)	(2.4)	(20.5)
Net income (loss)	$365.2	$(15.9)	$352.1	$(45.6)

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2015 and 2014 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$365.2	$(15.9)	$352.1	$(45.6)
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	(271.0)	149.6	(188.2)	320.0
Other-than-temporary impairments	1.4	3.9	3.5	9.0
Pension and other postretirement benefits liability	—	—	(0.1)	(0.1)
Other comprehensive income (loss), before tax	(269.6)	153.5	(184.8)	328.9
Income tax expense (benefit) related to items of other comprehensive income (loss)	(112.0)	107.5	(64.6)	194.0
Other comprehensive income (loss), after tax	(157.6)	46.0	(120.2)	134.9
Comprehensive income (loss)	$207.6	$30.1	$231.9	$89.3

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Changes in Shareholder’s Equity
For the Six Months Ended June 30, 2015 and 2014 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2015	$2.5	$5,310.6	$609.0	$(2,301.9)	$3,620.2
Comprehensive income (loss):
Net income (loss)	—	—	—	352.1	352.1
Other comprehensive income (loss), after tax	—	—	(120.2)	—	(120.2)
Total comprehensive income (loss)					231.9
Dividends paid and distributions of capital	—	(492.0)	—	—	(492.0)
Employee related benefits	—	2.6	—	—	2.6
Balance as of June 30, 2015	$2.5	$4,821.2	$488.8	$(1,949.8)	$3,362.7

Balance as of January 1, 2014	$2.5	$5,525.6	$481.2	$(2,277.0)	$3,732.3
Comprehensive income (loss):
Net income (loss)	—	—	—	(45.6)	(45.6)
Other comprehensive income (loss), after tax	—	—	134.9	—	134.9
Total comprehensive income (loss)					89.3
Dividends paid and distributions of capital	—	(216.0)	—	—	(216.0)
Employee related benefits	—	1.2	—	—	1.2
Balance as of June 30, 2014	$2.5	$5,310.8	$616.1	$(2,322.6)	$3,606.8

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2015 and 2014 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$727.1	$659.5
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	1,525.1	2,153.9
Equity securities, available-for-sale	—	0.4
Mortgage loans on real estate	167.6	222.1
Limited partnerships/corporations	15.3	13.1
Acquisition of:
Fixed maturities	(1,491.5)	(1,914.3)
Mortgage loans on real estate	(429.4)	(186.0)
Limited partnerships/corporations	(24.2)	(39.5)
Derivatives, net	(132.1)	(507.5)
Short-term investments, net	225.0	203.7
Policy loans, net	4.1	4.7
Collateral received (delivered), net	(26.8)	(28.4)
Other investments, net	0.3	18.8
Net cash used in investing activities	(166.6)	(59.0)
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,201.0	1,675.8
Maturities and withdrawals from investment contracts	(1,128.5)	(2,087.8)
Receipts on deposit contracts	29.4	92.9
Excess tax benefits on share-based compensation	0.4	—
Dividends paid and distributions of capital	(492.0)	(216.0)
Net cash used in financing activities	(389.7)	(535.1)
Net increase in cash and cash equivalents	170.8	65.4
Cash and cash equivalents, beginning of period	362.4	398.0
Cash and cash equivalents, end of period	$533.2	$463.4

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

The accompanying Condensed Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2015, and its results of operations and comprehensive income for the three and six months ended June 30, 2015 and 2014, and its changes in shareholder's equity and statements of cash flows for the six months ended June 30, 2015 and 2014, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2014 Balance Sheet is from the audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 ("Annual Report on Form 10-K"), filed with the SEC. Therefore, these unaudited Condensed Financial Statements should be read in conjunction with the audited Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

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

The provisions of ASU 2014-11 were adopted by the Company on January 1, 2015, with the exception of disclosure amendments for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings, which were adopted April 1, 2015. The adoption of the January 1, 2015 provisions had no effect on the Company's financial condition, results of operations or cash flows. The April 1, 2015 disclosure provisions are included in the Investments Note to these Condensed Financial Statements.

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

The provisions of ASU 2014-08 were adopted prospectively by the Company on January 1, 2015.  The adoption had no effect on the Company’s financial condition, results of operations or cash flows.

Future Adoption of Accounting Pronouncements

Short-Duration Contracts
In May 2015, the FASB issued ASU 2015-09, "Financial Services - Insurance (ASC Topic 944): Disclosures about Short-Duration Contracts" ("ASU 2015-09"), which requires insurance entities to disclose for annual reporting periods information about the liability for unpaid claims and claim adjustment expenses and about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claims adjustment expenses. The standard also requires entities to disclose for annual and interim reporting periods a rollforward of the liability for unpaid claims and claim adjustment expenses.

The provisions of ASU 2015-09 are effective, retrospectively, for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2015-09.
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
Defined Benefit Plans
In April 2015, the FASB issued ASU 2015-04, "Compensation - Retirement Benefits (ASC Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets" ("ASU 2015-04"), which permits remeasurement of defined benefit plan assets and obligations resulting from the occurrence of a significant event using the month-end that is closest to the date of the event.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

•
Modifies the evaluation of whether limited partnerships and similar legal entities are Variable Interest Entities ("VIEs") or Voting Interest Entities ( "VOEs"), including the requirement to consider the rights of all equity holders at risk to determine if they have the power to direct the entity's most significant activities.

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

Going Concern
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going Concern (ASC Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" ("ASU 2014-15"), which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The provisions of ASU 2014-15 will not affect a company's financial condition, results of operations, or cash flows, but require disclosure if management determines there is substantial doubt, including management’s plans to alleviate or mitigate the conditions or events that raise substantial doubt.
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

In July 2015, the FASB voted to amend the effective date of ASU 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which is January 1, 2017. The provisions of ASU 2014-09 are effective retrospectively. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2014-09.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of June 30, 2015:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$662.4	$63.4	$—	$—	$725.8	$—
U.S. Government agencies and authorities	79.1	3.2	—	—	82.3	—
State, municipalities and political subdivisions	209.2	5.2	5.7	—	208.7	—
U.S. corporate public securities	9,953.1	460.0	116.7	—	10,296.4	4.5
U.S. corporate private securities	2,084.2	82.3	30.0	—	2,136.5	—
Foreign corporate public securities and foreign governments(1)	2,704.1	102.8	32.8	—	2,774.1	—
Foreign corporate private securities(1)	2,608.4	142.5	12.7	—	2,738.2	—

Residential mortgage-backed securities:
Agency	1,517.1	93.7	5.8	16.3	1,621.3	—
Non-Agency	251.8	47.6	1.9	6.8	304.3	22.6
Total Residential mortgage-backed securities	1,768.9	141.3	7.7	23.1	1,925.6	22.6
Commercial mortgage-backed securities	1,452.2	62.4	1.6	—	1,513.0	—
Other asset-backed securities	282.0	15.2	6.2	—	291.0	0.3

Total fixed maturities, including securities pledged	21,803.6	1,078.3	213.4	23.1	22,691.6	27.4
Less: Securities pledged	532.7	56.1	2.7	—	586.1	—
Total fixed maturities	21,270.9	1,022.2	210.7	23.1	22,105.5	27.4
Equity securities	3.1	3.7	—	—	6.8	—
Total fixed maturities and equity securities investments	$21,274.0	$1,025.9	$210.7	$23.1	$22,112.3	$27.4
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Available-for-sale and FVO fixed maturities and equity securities were as follows as of December 31, 2014:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$843.0	$83.9	$0.8	$—	$926.1	$—
U.S. Government agencies and authorities	78.9	4.5	—	—	83.4	—
State, municipalities and political subdivisions	155.4	9.1	0.1	—	164.4	—
U.S. corporate public securities	9,651.4	692.9	36.7	—	10,307.6	4.8
U.S. corporate private securities	2,026.9	121.7	7.8	—	2,140.8	—
Foreign corporate public securities and foreign governments(1)	2,716.9	134.6	26.4	—	2,825.1	—
Foreign corporate private securities(1)	2,683.6	173.8	6.7	—	2,850.7	—

Residential mortgage-backed securities
Agency	1,589.5	96.2	4.9	18.5	1,699.3	—
Non-Agency	292.3	53.5	2.3	7.7	351.2	25.8
Total Residential mortgage-backed securities	1,881.8	149.7	7.2	26.2	2,050.5	25.8
Commercial mortgage-backed securities	1,531.7	96.5	0.7	—	1,627.5	—
Other asset-backed securities	292.7	15.2	7.0	—	300.9	0.3

Total fixed maturities, including securities pledged	21,862.3	1,481.9	93.4	26.2	23,277.0	30.9
Less: Securities pledged	567.3	62.2	2.7	—	626.8	—
Total fixed maturities	21,295.0	1,419.7	90.7	26.2	22,650.2	30.9
Equity securities	3.1	3.6	—	—	6.7	—
Total fixed maturities and equity securities investments	$21,298.1	$1,423.3	$90.7	$26.2	$22,656.9	$30.9
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2015, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$691.0	$698.2
After one year through five years	4,289.2	4,501.6
After five years through ten years	8,303.3	8,451.7
After ten years	5,017.0	5,310.5
Mortgage-backed securities	3,221.1	3,438.6
Other asset-backed securities	282.0	291.0
Fixed maturities, including securities pledged	$21,803.6	$22,691.6

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of June 30, 2015 and December 31, 2014, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s condensed Shareholder’s equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
June 30, 2015
Communications	$1,109.9	$79.7	$7.3	$1,182.3
Financial	2,470.8	121.6	16.0	2,576.4
Industrial and other companies	10,300.2	400.5	128.8	10,571.9
Utilities	2,619.2	149.9	26.7	2,742.4
Transportation	522.8	24.5	6.0	541.3
Total	$17,022.9	$776.2	$184.8	$17,614.3

December 31, 2014
Communications	$1,081.6	$122.1	$0.9	$1,202.8
Financial	2,451.3	175.0	1.6	2,624.7
Industrial and other companies	9,983.9	542.8	60.6	10,466.1
Utilities	2,743.1	234.3	7.1	2,970.3
Transportation	490.9	36.9	1.7	526.1
Total	$16,750.8	$1,111.1	$71.9	$17,790.0

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of June 30, 2015 and December 31, 2014, approximately 45.1% and 41.7%, respectively, of the Company’s CMO holdings, such as interest-only or principal-only strips, were invested in those types of CMOs that are subject to more prepayment and extension risk than traditional CMOs.

Public corporate fixed maturity securities are distinguished from private corporate fixed maturity securities based upon the manner in which they are transacted. Public corporate fixed maturity securities are issued initially through market intermediaries on a registered basis or pursuant to Rule 144A under the Securities Act of 1933 (the "Securities Act") and are traded on the secondary market through brokers acting as principal. Private corporate fixed maturity securities are originally issued by borrowers directly to investors pursuant to Section 4(a)(2) of the Securities Act, and are traded in the secondary market directly with counterparties, either without the participation of a broker or in agency transactions.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. As of June 30, 2015 and December 31, 2014, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions through a lending agent for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in short-term liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of June 30, 2015 and December 31, 2014, the fair value of loaned securities was $138.7 and $121.2, respectively, and is included in Securities pledged on the Condensed Balance Sheets. As of June 30, 2015 and December 31, 2014, collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $144.3 and $125.4, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Balance Sheets. As of June 30, 2015 and December 31, 2014, liabilities to return collateral of $144.3 and $125.4, respectively, is included in Payables under securities loan agreements, including collateral held on the Condensed Balance Sheets.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	June 30, 2015	December 31, 2014
U.S. Treasuries	$—	$25.3
U.S. Government agencies and authorities	—	1.0
U.S. corporate public securities	70.5	70.2
Foreign corporate public securities and foreign governments	73.8	28.9
Payables under securities loan agreements	$144.3	$125.4

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits for any of its investments in VIEs. The Company did not provide any non-contractual financial support and its carrying value represents the Company's exposure to loss. The carrying value of the equity tranches of the Collateralized loan obligations ("CLOs") of $1.6 and $1.8 as of June 30, 2015 and December 31, 2014, respectively, is included in Limited partnerships/corporations on the Condensed Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Statements of Operations.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of June 30, 2015:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$—	$—		$—	$—		$—	$—	$—	$—
U.S. Government agencies and authorities	—	—		—	—		—	—	—	—
State, municipalities and political subdivisions	138.5	5.7		—	—		—	—	138.5	5.7
U.S. corporate public securities	3,356.0	100.0		93.9	6.8		117.1	9.9	3,567.0	116.7
U.S. corporate private securities	511.5	23.5		19.1	1.8		15.8	4.7	546.4	30.0
Foreign corporate public securities and foreign governments	755.1	18.1		105.7	9.9		63.6	4.8	924.4	32.8
Foreign corporate private securities	296.8	8.3		20.6	2.8		9.6	1.6	327.0	12.7
Residential mortgage-backed	208.0	2.2		43.3	0.2		154.8	5.3	406.1	7.7
Commercial mortgage-backed	74.5	1.1		0.5	0.1		1.1	0.4	76.1	1.6
Other asset-backed	0.6	—	*	5.7	—	*	90.1	6.2	96.4	6.2
Total	$5,341.0	$158.9		$288.8	$21.6		$452.1	$32.9	$6,081.9	$213.4
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2014:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$25.6	$—	*	$—	$—		$36.6	$0.8	$62.2	$0.8
U.S. Government agencies and authorities	1.8	—	*	—	—		—	—	1.8	—	*
State, municipalities and political subdivisions	23.1	0.1		—	—		—	—	23.1	0.1
U.S. corporate public securities	727.0	13.8		20.5	0.4		833.9	22.5	1,581.4	36.7
U.S. corporate private securities	114.8	1.6		9.9	0.1		104.7	6.1	229.4	7.8
Foreign corporate public securities and foreign governments	558.9	20.5		20.0	0.8		112.2	5.1	691.1	26.4
Foreign corporate private securities	180.4	3.2		—	—		26.3	3.5	206.7	6.7
Residential mortgage-backed	122.8	0.6		26.0	0.3		322.5	6.3	471.3	7.2
Commercial mortgage-backed	34.7	0.3		1.6	0.4		—	—	36.3	0.7
Other asset-backed	12.6	—	*	0.8	—	*	97.0	7.0	110.4	7.0
Total	$1,801.7	$40.1		$78.8	$2.0		$1,533.2	$51.3	$3,413.7	$93.4
*Less than $0.1.

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 93.2% and 96.8% of the average book value as of June 30, 2015 and December 31, 2014, respectively.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
June 30, 2015
Six months or less below amortized cost	$5,527.6	$12.1	$163.5	$2.8	878	4
More than six months and twelve months or less below amortized cost	295.1	16.7	18.0	4.1	77	3
More than twelve months below amortized cost	441.3	2.5	24.5	0.5	138	1
Total	$6,264.0	$31.3	$206.0	$7.4	1,093	8

December 31, 2014
Six months or less below amortized cost	$1,844.0	$33.9	$39.7	$7.6	368	8
More than six months and twelve months or less below amortized cost	117.3	—	5.5	—	35	—
More than twelve months below amortized cost	1,509.4	2.5	40.1	0.5	236	1
Total	$3,470.7	$36.4	$85.3	$8.1	639	9

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses			Number of Securities
	< 20%	> 20%		< 20%	> 20%		< 20%	> 20%
June 30, 2015
U.S. Treasuries	$—	$—		$—	$—		—	—
U.S. Government agencies and authorities	—	—		—	—		—	—
State, municipalities and political subdivisions	144.2	—		5.7	—		68	—
U.S. corporate public securities	3,683.7	—	*	116.7	—	*	572	1
U.S. corporate private securities	555.9	20.5		25.2	4.8		57	2
Foreign corporate public securities and foreign governments	952.1	5.1		31.5	1.3		189	2
Foreign corporate private securities	339.7	—		12.7	—		38	—
Residential mortgage-backed	413.8	—		7.7	—		120	—
Commercial mortgage-backed	76.1	1.6		1.2	0.4		13	1
Other asset-backed	98.5	4.1		5.3	0.9		36	2
Total	$6,264.0	$31.3		$206.0	$7.4		1,093	8

December 31, 2014
U.S. Treasuries	$63.0	$—		$0.8	$—		4	—
U.S. Government agencies and authorities	1.8	—		—	—		1	—
State, municipalities and political subdivisions	23.2	—		0.1	—		8	—
U.S. corporate public securities	1,617.3	0.8		36.5	0.2		257	2
U.S. corporate private securities	223.7	13.5		4.6	3.2		30	1
Foreign corporate public securities and foreign governments	710.0	7.5		24.7	1.7		147	2
Foreign corporate private securities	205.0	8.4		5.0	1.7		19	1
Residential mortgage-backed	478.5	—		7.2	—		125	—
Commercial mortgage-backed	35.0	2.0		0.3	0.4		9	1
Other asset-backed	113.2	4.2		6.1	0.9		39	2
Total	$3,470.7	$36.4		$85.3	$8.1		639	9
*Less than $0.1.

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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the six months ended June 30, 2015 and the year ended December 31, 2014, the Company had no new troubled debt restructurings for private placement bonds or commercial mortgage loans.

As of June 30, 2015, the Company held 12 commercial mortgage troubled debt restructured loans with a carrying value of $9.8. These 12 commercial mortgage loans were restructured in August 2013 with a pre-modification and post modification carrying value of $16.6. These loans represent what remains of an initial portfolio of 20 restructures with a pre-modification and post modification carrying value of $24.6. This portfolio of loans is comprised of cross-defaulted, cross-collateralized individual loans, which are owned by the same sponsor. Between the date of the troubled debt restructurings and June 30, 2015, this portfolio of loans has repaid $14.8 in principal.

As of June 30, 2015 and December 31, 2014, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company’s investment in mortgage loans as of the dates indicated:

	June 30, 2015	December 31, 2014
Commercial mortgage loans	$3,117.1	$2,855.2
Collective valuation allowance for losses	(0.8)	(0.8)
Total net commercial mortgage loans	$3,116.3	$2,854.4

There were no impairments taken on the mortgage loan portfolio for the three and six months ended June 30, 2015 and 2014.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	June 30, 2015	December 31, 2014
Collective valuation allowance for losses, balance at January 1	$0.8	$1.1
Addition to (reduction of) allowance for losses	—	(0.3)
Collective valuation allowance for losses, end of period	$0.8	$0.8

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	June 30, 2015	December 31, 2014
Impaired loans without allowances for losses	$9.8	$17.1
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$9.8	$17.1
Unpaid principal balance of impaired loans	$9.8	$17.1

The following table presents information on restructured loans as of the dates indicated:

	June 30, 2015	December 31, 2014
Troubled debt restructured loans	$9.8	$17.1

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company’s policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure or in arrears with respect to principal and interest as of June 30, 2015 and December 31, 2014.

The following tables present information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended June 30,
	2015	2014
Impaired loans, average investment during the period (amortized cost) (1)	$9.8	$21.7
Interest income recognized on impaired loans, on an accrual basis (1)	0.1	0.3
Interest income recognized on impaired loans, on a cash basis (1)	0.2	0.3
Interest income recognized on troubled debt restructured loans, on an accrual basis	0.1	0.3

	Six Months Ended June 30,
	2015	2014
Impaired loans, average investment during the period (amortized cost) (1)	$13.4	$21.7
Interest income recognized on impaired loans, on an accrual basis (1)	0.3	0.6
Interest income recognized on impaired loans, on a cash basis (1)	0.4	0.5
Interest income recognized on troubled debt restructured loans, on an accrual basis	0.3	0.6
(1) Includes amounts for Troubled debt restructured loans.

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

The following table presents the LTV ratios as of the dates indicated:

	June 30, 2015(1)	December 31, 2014(1)
Loan-to-Value Ratio:
0% - 50%	$351.1	$367.2
> 50% - 60%	812.4	674.2
> 60% - 70%	1,816.9	1,671.0
> 70% - 80%	131.0	136.4
> 80% and above	5.7	6.4
Total Commercial mortgage loans	$3,117.1	$2,855.2
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	June 30, 2015(1)	December 31, 2014(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,260.4	$2,085.8
> 1.25x - 1.5x	510.6	397.3
> 1.0x - 1.25x	267.9	282.4
Less than 1.0x	59.0	85.9
Commercial mortgage loans secured by land or construction loans	19.2	3.8
Total Commercial mortgage loans	$3,117.1	$2,855.2
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	June 30, 2015(1)		December 31, 2014(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$764.7	24.5%	$673.0	23.6%
South Atlantic	728.7	23.4%	597.6	20.9%
Middle Atlantic	415.4	13.3%	395.6	13.9%
West South Central	408.7	13.1%	386.2	13.5%
East North Central	283.1	9.1%	281.1	9.8%
Mountain	278.4	8.9%	277.5	9.7%
West North Central	115.7	3.7%	122.2	4.3%
East South Central	63.8	2.1%	84.6	3.0%
New England	58.6	1.9%	37.4	1.3%
Total Commercial mortgage loans	$3,117.1	100.0%	$2,855.2	100.0%
(1) Balances do not include collective valuation allowance for losses.

	June 30, 2015(1)		December 31, 2014(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$1,063.3	34.1%	$932.9	32.7%
Industrial	857.1	27.5%	806.8	28.3%
Apartments	545.9	17.5%	508.6	17.8%
Office	399.1	12.8%	340.1	11.9%
Hotel/Motel	83.9	2.7%	83.3	2.9%
Mixed Use	30.1	1.0%	80.2	2.8%
Other	137.7	4.4%	103.3	3.6%
Total Commercial mortgage loans	$3,117.1	100.0%	$2,855.2	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	June 30, 2015(1)	December 31, 2014(1)
Year of Origination:
2015	$419.8	$—
2014	541.4	540.1
2013	622.3	628.7
2012	279.0	282.0
2011	551.5	601.0
2010	107.3	109.3
2009 and prior	595.8	694.1
Total Commercial mortgage loans	$3,117.1	$2,855.2
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

The following tables identify the Company’s credit-related and intent-related impairments included in the Condensed Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended June 30,
	2015			2014
	Impairment		No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$—		—	$—		—
Foreign corporate public securities and foreign governments(1)	4.2		2	0.2		2
Foreign corporate private securities(1)	0.4		1	—		—
Residential mortgage-backed	0.4		12	0.3		19
Commercial mortgage-backed	0.2		1	—		—
Other asset-backed	—		—	—	*	1
Equity	—		—	—		—
Total	$5.2		16	$0.5		22
(1) Primarily U.S. dollar denominated.
* Less than $0.1.
	Six Months Ended June 30,
	2015			2014
	Impairment		No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$—		—	$0.2		1
Foreign corporate public securities and foreign governments(1)	4.4		2	0.2		2
Foreign corporate private securities(1)	0.4		1	—		—
Residential mortgage-backed	1.2		19	0.6		26
Commercial mortgage-backed	0.2		1	0.1		2
Other asset-backed	—		—	0.1		1
Equity	—	*	1	0.3		2
Total	$6.2		24	$1.5		34
(1) Primarily U.S. dollar denominated.
*Less than $0.1.
The above tables include $4.9 and $5.7 of write-downs related to credit impairments for the three and six months ended June 30, 2015, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Statements of Operations. The remaining $0.3 and $0.5 in write-downs for the three and six months ended June 30, 2015, respectively, are related to intent impairments.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The remaining $0.2 and $0.3 in write-downs for the three and six months ended June 30, 2014, respectively, are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended June 30,
	2015			2014
	Impairment		No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$—		—	$—		—
Foreign corporate public securities and foreign governments(1)	0.1		1	0.2		2
Foreign corporate private securities(1)	—		—	—		—
Residential mortgage-backed	—		—	—	*	4
Commercial mortgage-backed	0.2		1	—		—
Other asset-backed	—		—	—		—
Equity	—		—	—		—
Total	$0.3		2	$0.2		6
(1) Primarily U.S. dollar denominated.
* Less than $0.1.
	Six Months Ended June 30,
	2015			2014
	Impairment		No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$—		—	$—		—
Foreign corporate public securities and foreign governments(1)	0.3		1	0.2		2
Foreign corporate private securities(1)	—		—	—		—
Residential mortgage-backed	—	*	1	—	*	4
Commercial mortgage-backed	0.2		1	0.1		2
Other asset-backed	—		—	—		—
Equity	—		—	—		—
Total	$0.5		3	$0.3		8
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended June 30,
	2015	2014
Balance at April 1	$32.3	$41.4
Additional credit impairments:
On securities not previously impaired	—	—
On securities previously impaired	0.2	0.3
Reductions:
Increase in cash flows	0.1	—
Securities sold, matured, prepaid or paid down	2.7	4.4
Balance at June 30	$29.7	$37.3

	Six Months Ended June 30,
	2015	2014
Balance at January 1	$33.1	$42.1
Additional credit impairments:
On securities not previously impaired	—	0.1
On securities previously impaired	1.0	0.9
Reductions:
Increase in cash flows	0.3	—
Securities sold, matured, prepaid or paid down	4.1	5.8
Balance at June 30	$29.7	$37.3

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Fixed maturities	$286.7	$280.0	$577.0	$553.8
Equity securities, available-for-sale	0.4	0.5	0.8	1.3
Mortgage loans on real estate	36.8	35.4	73.1	70.0
Policy loans	1.2	1.6	2.4	2.5
Short-term investments and cash equivalents	—	0.3	0.1	0.5
Other	6.7	10.4	11.5	18.9
Gross investment income	331.8	328.2	664.9	647.0
Less: Investment expenses	13.4	12.4	26.4	25.1
Net investment income	$318.4	$315.8	$638.5	$621.9

As of June 30, 2015 and December 31, 2014 , the Company had $4.8 and $0.2, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Fixed maturities, available-for-sale, including securities pledged	$(2.5)	$(0.8)	$(0.8)	$5.5
Fixed maturities, at fair value option	(29.7)	(8.0)	(36.8)	(16.4)
Equity securities, available-for-sale	—	—	—	(0.2)
Derivatives	(384.2)	(224.7)	(330.7)	(144.5)
Embedded derivative - fixed maturities	(2.6)	(0.9)	(3.1)	(1.8)
Embedded derivative - product guarantees	582.1	(157.1)	309.3	(392.5)
Other investments	0.1	16.4	0.1	18.0
Net realized capital gains (losses)	$163.2	$(375.1)	$(62.0)	$(531.9)
After-tax net realized capital gains (losses)	$106.1	$(243.7)	$(40.3)	$(345.7)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds on sales	$515.2	$618.2	$715.4	$1,083.7
Gross gains	5.8	6.2	7.4	10.1
Gross losses	1.4	10.3	3.3	14.7

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

Futures: Futures contracts are used to hedge against a decrease in certain equity indices. Such decreases may result in a decrease in variable annuity account values which would increase the possibility of the Company incurring an expense for guaranteed benefits in excess of account values. The Company also uses futures contracts as a hedge against an increase in certain equity indices. Such increases may result in increased payments to the holders of the fixed index annuity ("FIA") contracts. The Company also uses interest rate futures contracts to hedge its exposure to market risks due to changes in interest rates. The Company enters into exchange traded futures with regulated futures commissions that are members of the exchange. The Company also posts initial and variation margins with the exchange on a daily basis. The Company utilizes exchange-traded futures in non-qualifying hedging relationships.

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

Options: The Company uses put options to manage the equity, interest rate and equity volatility risk of the economic liabilities associated with certain variable annuity minimum guaranteed benefits and/or to mitigate certain rebalancing costs resulting from increased volatility. The Company also uses call options to hedge against an increase in various equity indices. Such increases may result in increased payments to the holders of the FIA contracts. The Company pays an upfront premium to purchase these options. The Company utilizes these options in non-qualifying hedging relationships.

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

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	June 30, 2015			December 31, 2014
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$18.2	$0.3	$0.3	$7.7	$0.4	$—
Foreign exchange contracts	57.1	11.5	—	57.1	7.9	—
Fair value hedges:
Interest rate contracts	299.1	0.9	7.1	299.1	2.1	7.8
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	26,019.5	330.9	150.2	23,792.7	434.2	98.5
Foreign exchange contracts	914.0	23.0	15.6	1,032.0	22.5	8.2
Equity contracts	23,798.3	262.6	90.9	20,610.5	420.2	209.8
Credit contracts	1,230.0	3.6	14.5	1,220.0	4.1	16.3
Embedded derivatives:
Within fixed maturity investments	N/A	23.1	—	N/A	26.2	—
Within annuity products	N/A	—	3,253.8	N/A	—	3,488.8
Within reinsurance agreements	N/A	(10.2)	63.7	N/A	9.6	211.0
Total		$645.7	$3,596.1		$927.2	$4,040.4
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Balance Sheets at fair value.
N/A - Not Applicable

The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is through the fourth quarter of 2016.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of June 30, 2015 and December 31, 2014. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being “highly effective” as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	June 30, 2015
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$1,230.0	$3.6	$14.5
Equity contracts	16,088.3	259.4	85.8
Foreign exchange contracts	971.1	34.5	15.6
Interest rate contracts	25,023.7	332.1	157.6
		629.6	273.5
Counterparty netting(1)		(238.4)	(238.4)
Cash collateral netting(1)		(263.6)	(31.2)
Securities collateral netting(1)		(1.5)	(1.8)
Net receivables/payables		$126.1	$2.1
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Balance Sheets. As of June 30, 2015, the Company held $267.0 of net cash collateral and pledged $31.2 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2014, the Company held $268.5 of net cash collateral and pledged $5.8 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of June 30, 2015, the Company delivered $447.4 of securities and held $1.6 securities as collateral. As of December 31, 2014, the Company delivered $505.6 of securities and held $130.5 securities as collateral.

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$0.1	$0.1	$0.1	$0.1
Foreign exchange contracts	0.2	0.1	0.4	0.3
Fair value hedges:
Interest rate contracts	1.0	(4.6)	(2.0)	(8.9)
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	(337.9)	164.2	(113.5)	391.0
Foreign exchange contracts	(28.1)	(0.9)	31.4	(2.1)
Equity contracts	(21.0)	(384.5)	(245.7)	(526.0)
Credit contracts	1.5	0.9	(1.4)	1.1
Embedded derivatives:
Within fixed maturity investments(2)	(2.6)	(0.9)	(3.1)	(1.8)
Within annuity products(2)	582.1	(157.1)	309.3	(392.5)
Within reinsurance agreements(3)	219.8	(77.7)	127.5	(179.1)
Total	$415.1	$(460.4)	$103.0	$(717.9)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Statements of Operations. For the three and six months ended June 30, 2015 and 2014, ineffective amounts were immaterial.
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of June 30, 2015, the fair values of credit default swaps of $3.6 and $14.5 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Balance Sheets. As of December 31, 2014, the fair values of credit default swaps of $4.1and $16.3 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Balance Sheets.  As of June 30, 2015 and December 31, 2014, the maximum potential future exposure to the Company was $220.0 in credit default swaps. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions.  If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$716.3	$9.5	$—	$725.8
U.S. Government agencies and authorities	—	82.3	—	82.3
State, municipalities and political subdivisions	—	208.7	—	208.7
U.S. corporate public securities	—	10,265.0	31.4	10,296.4
U.S. corporate private securities	—	1,855.3	281.2	2,136.5
Foreign corporate public securities and foreign governments(1)	—	2,769.9	4.2	2,774.1
Foreign corporate private securities(1)	—	2,588.4	149.8	2,738.2
Residential mortgage-backed securities	—	1,896.8	28.8	1,925.6
Commercial mortgage-backed securities	—	1,513.0	—	1,513.0
Other asset-backed securities	—	279.1	11.9	291.0
Total fixed maturities, including securities pledged	716.3	21,468.0	507.3	22,691.6
Equity securities, available-for-sale	6.8	—	—	6.8
Derivatives:
Interest rate contracts	—	332.1	—	332.1
Foreign exchange contracts	—	34.5	—	34.5
Equity contracts	3.2	248.4	11.0	262.6
Credit contracts	—	3.6	—	3.6
Embedded derivative on reinsurance	—	(10.2)	—	(10.2)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,306.9	—	1.8	1,308.7
Assets held in separate accounts	36,443.4	—	—	36,443.4
Total assets	$38,476.6	$22,076.4	$520.1	$61,073.1
Liabilities:
Derivatives:
Annuity product guarantees:
FIA	$—	$—	$1,907.6	$1,907.6
GMAB / GMWB / GMWBL(2)	—	—	1,346.2	1,346.2
Other derivatives:
Interest rate contracts	—	157.6	—	157.6
Foreign exchange contracts	—	15.6	—	15.6
Equity contracts	5.1	85.8	—	90.9
Credit contracts	—	14.5	—	14.5
Embedded derivative on reinsurance	—	63.7	—	63.7
Total liabilities	$5.1	$337.2	$3,253.8	$3,596.1
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$916.6	$9.5	$—	$926.1
U.S. Government agencies and authorities	—	83.4	—	83.4
State, municipalities and political subdivisions	—	164.4	—	164.4
U.S. corporate public securities	—	10,253.8	53.8	10,307.6
U.S. corporate private securities	—	1,880.6	260.2	2,140.8
Foreign corporate public securities and foreign governments(1)	—	2,825.1	—	2,825.1
Foreign corporate private securities(1)	—	2,703.4	147.3	2,850.7
Residential mortgage-backed securities	—	2,019.2	31.3	2,050.5
Commercial mortgage-backed securities	—	1,627.5	—	1,627.5
Other asset-backed securities	—	300.0	0.9	300.9
Total fixed maturities, including securities pledged	916.6	21,866.9	493.5	23,277.0
Equity securities, available-for-sale	6.7	—	—	6.7
Derivatives:
Interest rate contracts	—	436.7	—	436.7
Foreign exchange contracts	—	30.4	—	30.4
Equity contracts	103.1	285.9	31.2	420.2
Credit contracts	—	4.1	—	4.1
Embedded derivative on reinsurance	—	9.6	—	9.6
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,277.5	—	1.8	1,279.3
Assets held in separate accounts	38,547.7	—	—	38,547.7
Total assets	$40,851.6	$22,633.6	$526.5	$64,011.7
Liabilities:
Derivatives:
Annuity product guarantees:
FIA	$—	$—	$1,924.4	$1,924.4
GMAB / GMWB / GMWBL(2)	—	—	1,564.4	1,564.4
Other derivatives:
Interest rate contracts	—	106.3	—	106.3
Foreign exchange contracts	—	8.2	—	8.2
Equity contracts	8.1	201.7	—	209.8
Credit contracts	—	16.3	—	16.3
Embedded derivative on reinsurance	—	211.0	—	211.0
Total liabilities	$8.1	$543.5	$3,488.8	$4,040.4
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

For fixed maturities classified as Level 2 assets, fair values are determined using a matrix-based market approach, based on prices obtained from third-party commercial pricing services and the Company’s matrix and analytics-based pricing models, which in each case incorporate a variety of market observable information as valuation inputs. The market observable inputs used for these fair value measurements, by fixed maturity asset class, are as follows:

U.S. Treasuries: Fair value is determined using third-party commercial pricing services, with the primary inputs being stripped interest and principal U.S. Treasury yield curves that represent a U.S. Treasury zero-coupon curve.

U.S. Government agencies and authorities, State, municipalities and political subdivisions: Fair value is determined using third-party commercial pricing services, with the primary inputs being U.S. Treasury yield curves, trades of comparable securities, credit spreads off benchmark yields and issuer ratings.

U.S. corporate public securities, Foreign corporate public securities, and foreign governments: Fair value is determined using third-party commercial pricing services, with the primary inputs being benchmark yields, trades of comparable securities, issuer ratings, bids and credit spreads off benchmark yields.

U.S. corporate private securities and Foreign corporate private securities: Fair values are determined using a matrix and analytics-based pricing model. The model incorporates the current level of risk-free interest rates, current corporate credit spreads, credit quality of the issuer and cash flow characteristics of the security. The model also considers a liquidity spread, the value of any collateral, the capital structure of the issuer, the presence of guarantees, and prices and quotes for comparably rated publicly traded securities.

RMBS, CMBS and ABS: Fair value is determined using third-party commercial pricing services, with the primary inputs being credit spreads off benchmark yields, prepayment speed assumptions, current and forecasted loss severity, debt service coverage ratios, collateral type, payment priority within tranche and the vintage of the loans underlying the security.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and six months ended June 30, 2015 and 2014. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended June 30, 2015
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. Corporate public securities	53.5	(0.1)	—	—	—	—	—	—	(22.0)	31.4	(0.1)
U.S. Corporate private securities	292.4	—	(6.6)	20.3	—	—	(24.9)	—	—	281.2	—
Foreign corporate public securities and foreign governments(1)	1.3	(4.2)	0.1	—	—	—	(0.5)	8.8	(1.3)	4.2	(4.2)
Foreign corporate private securities(1)	167.4	(0.5)	0.7	—	—	—	(20.3)	2.5	—	149.8	(0.5)
Residential mortgage-backed securities	32.4	(0.6)	(0.1)	—	—	—	(0.3)	—	(2.6)	28.8	(0.6)
Other asset-backed securities	0.6	—	—	11.9	—	—	—	—	(0.6)	11.9	—
Total fixed maturities, including securities pledged:	547.6	(5.4)	(5.9)	32.2	—	—	(46.0)	11.3	(26.5)	507.3	(5.4)
Equity securities, available-for-sale	—	—	—	—	—	—	—	—	—	—	—
Derivatives:
Annuity product guarantees:
FIA(2)	(1,968.8)	57.9	—	—	(53.3)	—	56.6	—	—	(1,907.6)	—
GMWB/GMAB/GMWBL(2)	(1,833.4)	524.2	—	—	(37.1)	—	0.1	—	—	(1,346.2)	—
Other derivatives, net	18.0	(4.8)	—	5.9	—	—	(8.1)	—	—	11.0	(7.0)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1.8	—	—	—	—	—	—	—	—	1.8	—
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
(4) For financial instruments still held as of June 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Statements of Operations.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2015
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. Corporate public securities	53.8	(0.1)	(0.2)	—	—	—	(0.1)	—	(22.0)	31.4	(0.1)
U.S. Corporate private securities	260.2	(0.1)	(4.8)	47.8	—	—	(49.8)	27.9	—	281.2	(0.1)
Foreign corporate public securities and foreign governments(1)	—	(4.2)	(0.3)	—	—	—	(2.1)	10.8	—	4.2	(4.2)
Foreign corporate private securities(1)	147.3	(0.3)	(0.1)	2.6	—	—	(23.7)	24.0	—	149.8	(0.5)
Residential mortgage-backed securities	31.3	(1.3)	(0.2)	—	—	—	(0.2)	1.8	(2.6)	28.8	(1.3)
Other asset-backed securities	0.9	—	—	11.9	—	—	(0.1)	—	(0.8)	11.9	—
Total fixed maturities, including securities pledged	493.5	(6.0)	(5.6)	62.3	—	—	(76.0)	64.5	(25.4)	507.3	(6.2)
Equity securities, available-for-sale	—	—	—	—	—	—	—	—	—	—	—
Derivatives:
Annuity product guarantees:
FIA(2)	(1,924.4)	13.8	—	—	(93.7)	—	96.7	—	—	(1,907.6)	—
GMWB/GMAB/GMWBL(2)	(1,564.4)	295.5	—	—	(77.6)	—	0.3	—	—	(1,346.2)	—
Other derivatives, net	31.2	(14.4)	—	10.9	—	—	(16.7)	—	—	11.0	(20.2)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1.8	—	—	—	—	—	—	—	—	1.8	—
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
(4) For financial instruments still held as of June 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Statements of Operations.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2014
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$2.1	$—	$—	$—	$—	$—	$—	$—	$(2.1)	$—	$—
U.S. Corporate public securities	59.7	—	0.4	18.0	—	—	(1.5)	4.7	—	81.3	—
U.S. Corporate private securities	72.8	(0.1)	(0.5)	23.1	—	—	(9.0)	45.5	—	131.8	(0.1)
Foreign corporate public securities and foreign governments(1)	—	—	—	—	—	—	—	—	—	—	—
Foreign corporate private securities(1)	19.2	—	(1.2)	23.9	—	—	(7.5)	87.4	(7.7)	114.1	—
Residential mortgage-backed securities	35.8	(0.9)	—	0.4	—	(2.8)	(0.3)	—	—	32.2	(0.9)
Other asset-backed securities	15.9	0.4	(0.4)	—	—	—	(0.5)	—	(14.0)	1.4	0.4
Total fixed maturities, including securities pledged:	205.5	(0.6)	(1.7)	65.4	—	(2.8)	(18.8)	137.6	(23.8)	360.8	(0.6)
Equity securities, available-for-sale	—	—	—	—	—	—	—	—	—	—	—
Derivatives:
Annuity products guarantees:
FIA(2)	(1,763.6)	(117.6)	—	—	(43.2)	—	35.6	—	—	(1,888.8)	—
GMWB/GMAB/GMWBL(2)	(1,132.6)	(39.5)	—	—	(37.5)	—	0.2	—	—	(1,209.4)	—
Other derivatives, net	41.9	29.1	—	6.5	—	—	(24.3)	—	—	53.2	11.3
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	—	—	—	—	—	—	—	—	—
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
(4) For financial instruments still held as of June 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Statements of Operations.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2014
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$4.2	$—	$—	$—	$—	$—	$—	$—	$(4.2)	$—	$—
U.S. Corporate public securities	41.9	(0.1)	2.0	22.5	—	—	(2.3)	17.3	—	81.3	(0.1)
U.S. Corporate private securities	48.5	(0.1)	0.3	47.2	—	—	(9.1)	45.0	—	131.8	(0.1)
Foreign corporate public securities and foreign governments(1)	—	—	—	—	—	—	—	—	—	—	—
Foreign corporate private securities(1)	24.6	—	0.5	23.9	—	—	(7.5)	85.7	(13.1)	114.1	—
Residential mortgage-backed securities	27.6	(1.3)	0.2	0.4	—	(2.8)	(0.7)	8.8	—	32.2	(1.2)
Other asset-backed securities	22.0	1.6	(1.4)	—	—	—	(6.8)	—	(14.0)	1.4	0.7
Total fixed maturities, including securities pledged	168.8	0.1	1.6	94.0	—	(2.8)	(26.4)	156.8	(31.3)	360.8	(0.7)
Equity securities, available-for-sale	—	(0.3)	0.3	—	—	—	—	—	—	—	(0.3)
Derivatives:
Annuity product guarantees:
FIA(2)	(1,693.5)	(159.1)	—	—	(93.4)	—	57.2	—	—	(1,888.8)	—
GMWB/GMAB/GMWBL(2)	(901.0)	(233.4)	—	—	(75.3)	—	0.3	—	—	(1,209.4)	—
Other derivatives, net	57.0	30.7	—	11.8	—	—	(46.3)	—	—	53.2	(3.7)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	—	—	—	—	—	—	—	—	—
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
(4) For financial instruments still held as of June 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Statements of Operations.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and six months ended June 30, 2015 and 2014, the transfers in and out of Level 3 for fixed maturities and equity securities, were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of June 30, 2015:

Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA
Long-term equity implied volatility	15% to 25%		15% to 25%		—
Interest rate implied volatility	0.1% to 18%		0.1% to 18%		—
Correlations between:
Equity Funds	48% to 98%		48% to 98%		—
Equity and Fixed Income Funds	-38% to 62%		-38% to 62%		—
Interest Rates and Equity Funds	-32% to 4%		-32% to 4%		—
Nonperformance risk	0.15% to 1.3%		0.15% to 1.3%		0.15% to 1.3%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—
Partial Withdrawals	0% to 10%		0% to 10%		0% to 5%
Lapses	0.08% to 24%	(3)(4)	0.08% to 31%	(3)(4)	0% to 60%	(3)
Mortality	—	(5)	—	(5)	—	(6)

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 35% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, the Company assumes that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money." The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of June 30, 2015 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)*
< 60	$2.5	$0.1	$2.6	9.2
60-69	6.5	0.2	6.7	4.6
70+	5.5	0.1	5.6	2.8
	$14.5	$0.4	$14.9	5.4
* For population expected to withdraw in future. Excludes policies taking systematic withdraws and 15% of policies the Company assumes will never withdraw.
(3) Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period.
(4) The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of June 30, 2015 (account value amounts are in $ billions).

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value	Lapse Range
During Surrender Charge Period
	In the Money**	$—	*	0.08% to 8.2%	$6.4	0.08% to 6.3%
	Out of the Money	—	*	0.41% to 12%	0.2	0.36% to 7%
After Surrender Charge Period
	In the Money**	—	*	2.5% to 21%	8.1	1.7% to 21%
	Out of the Money	0.1		12.3% to 31%	0.7	5.6% to 24%
*Less than $0.1.
** The low end of the range corresponds to policies that are highly "in the money." The high end of the range corresponds to the policies that are close to zero in terms of "in the moneyness."
(5) The mortality rate is based on the Annuity 2000 Basic table with mortality improvements.
(6) The mortality rate is based on the 2012 Individual Annuity Mortality Basic table with mortality improvements.
The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2014:

Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA
Long-term equity implied volatility	15% to 25%		15% to 25%		—
Interest rate implied volatility	0.2% to 16%		0.2% to 16%		—
Correlations between:
Equity Funds	49% to 98%		49% to 98%		—
Equity and Fixed Income Funds	-38% to 62%		-38% to 62%		—
Interest Rates and Equity Funds	-32% to -4%		-32% to -4%		—
Nonperformance risk	0.13% to 1.1%		0.13% to 1.1%		0.13% to 1.1%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—
Partial Withdrawals	0% to 10%		0% to 10%		0% to 5%
Lapses	0.08% to 24%	(3)(4)	0.08% to 31%	(3)(4)	0% to 60%	(3)
Mortality	—	(5)	—	(5)	—	(6)
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$22,691.6	$22,691.6	$23,277.0	$23,277.0
Equity securities, available-for-sale	6.8	6.8	6.7	6.7
Mortgage loans on real estate	3,116.3	3,259.7	2,854.4	2,989.1
Policy loans	83.3	83.3	87.4	87.4
Limited partnerships/corporations	179.0	179.0	172.9	172.9
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	1,308.7	1,308.7	1,279.3	1,279.3
Derivatives	632.8	632.8	891.4	891.4
Other investments	49.1	49.1	49.4	49.4
Deposits from affiliates	622.9	659.8	653.2	693.0
Embedded derivative on reinsurance	(10.2)	(10.2)	9.6	9.6
Assets held in separate accounts	36,443.4	36,443.4	38,547.7	38,547.7
Liabilities:
Investment contract liabilities:
Deferred annuities(1)	18,733.8	18,757.0	19,054.6	19,122.0
Funding agreements with fixed maturities and guaranteed investment contracts	951.0	931.4	961.3	936.2
Supplementary contracts, immediate annuities and other	1,622.3	1,758.8	1,296.7	1,404.5
Derivatives:
Annuity product guarantees:
FIA	1,907.6	1,907.6	1,924.4	1,924.4
GMAB/GMWB/GMWBL	1,346.2	1,346.2	1,564.4	1,564.4
Other derivatives	278.6	278.6	340.6	340.6
Long-term debt	435.0	519.9	435.0	545.6
Embedded derivative on reinsurance	63.7	63.7	211.0	211.0
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2015
	DAC	VOBA	Total
Balance as of January 1, 2015	$2,212.9	$39.1	$2,252.0
Deferrals of commissions and expenses	46.4	—	46.4
Amortization:
Amortization	(422.0)	(5.2)	(427.2)
Interest accrued(1)	54.2	1.6	55.8
Net amortization included in the Condensed Statements of Operations	(367.8)	(3.6)	(371.4)
Change in unrealized capital gains/losses on available-for-sale securities	269.9	11.4	281.3
Balance as of June 30, 2015	$2,161.4	$46.9	$2,208.3

	2014
	DAC	VOBA	Total
Balance as of January 1, 2014	$2,271.7	$58.6	$2,330.3
Deferrals of commissions and expenses	66.3	—	66.3
Amortization:
Amortization	2.1	(5.5)	(3.4)
Interest accrued(1)	51.4	1.8	53.2
Net amortization included in the Condensed Statements of Operations	53.5	(3.7)	49.8
Change in unrealized capital gains/losses on available-for-sale securities	(291.5)	(12.9)	(304.4)
Balance as of June 30, 2014	$2,100.0	$42.0	$2,142.0
(1) Interest accrued at the following rates for VOBA: 2.2% to 5.8% during 2015 and 3.9% to 5.8% during 2014.

6.    Capital Contributions and Dividends

During the six months ended June 30, 2015 and 2014, the Company did not receive any capital contributions from its Parent.

On May 5, 2015, the Company declared an ordinary dividend to its Parent in the amount of $394.0, which was paid to its Parent on May 20, 2015. During the six months ended June 30, 2014, the Company paid an ordinary dividend in the amount of $216.0 to its Parent.

On June 3, 2015, the Company declared an extraordinary distribution in the amount of $98.0, subject to receipt of approval by the Iowa Insurance Division. The Iowa Insurance Division provided its approval on June 25, 2015, and the Company paid the extraordinary distribution to its Parent on June 26, 2015.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	June 30,
	2015	2014
Fixed maturities, net of OTTI	$864.9	$1,519.1
Equity securities, available-for-sale	3.7	3.6
Derivatives	10.9	0.3
DAC/VOBA and Sales inducements adjustments on available-for-sale securities	(378.6)	(705.5)
Other	(35.4)	(34.9)
Unrealized capital gains (losses), before tax	465.5	782.6
Deferred income tax asset (liability)	22.6	(167.3)
Unrealized capital gains (losses), after tax	488.1	615.3
Pension and other postretirement benefits liability, net of tax	0.7	0.8
AOCI	$488.8	$616.1

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Statements of Operations, were as follows for the periods indicated:

	Three Months Ended June 30, 2015
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(780.9)		$291.0	(2)	$(489.9)
Equity securities	(0.1)		0.1		—
Other	0.1		—		0.1
OTTI	1.4		(0.5)		0.9
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	2.4		(0.9)		1.5
DAC/VOBA and sales inducements	508.8		(178.1)		330.7
Change in unrealized gains/losses on available-for-sale securities	(268.3)		111.6		(156.7)

Derivatives:
Derivatives	(1.3)	(1)	0.4		(0.9)
Adjustments for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—		—
Change in unrealized gains/losses on derivatives	(1.3)		0.4		(0.9)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	—		—		—
Change in pension and other postretirement benefits liability	—		—		—
Change in Other comprehensive income (loss)	$(269.6)		$112.0		$(157.6)
* Less than $0.1.
(1) See the Derivative Financial Instruments Note to these Condensed Financial Statements for additional information.
(2) Amount includes $17.8 valuation allowance. See the Income Taxes Note to these Condensed Financial Statements for additional information.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2015
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(527.9)		$184.7	$(343.2)
Equity securities	0.1		—	0.1
Other	0.1		—	0.1
OTTI	3.5		(1.2)	2.3
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	0.8		(0.3)	0.5
DAC/VOBA and Sales inducements	335.4	(1)	(117.4)	218.0
Change in unrealized gains/losses on available-for-sale securities	(188.0)		65.8	(122.2)

Derivatives:
Derivatives	3.3	(2)	(1.2)	2.1
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—	—
Change in unrealized gains/losses on derivatives	3.3		(1.2)	2.1

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	(0.1)		—	(0.1)
Change in pension and other postretirement benefits liability	(0.1)		—	(0.1)
Change in Other comprehensive income (loss)	$(184.8)		$64.6	$(120.2)
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.    Income Taxes

Income taxes were different from the amount computed by applying the federal income tax rate to Income (loss) before income taxes for the following reasons for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014		2015	2014
Income (loss) before income taxes	$369.9	$(31.7)		$349.7	$(66.1)
Tax rate	35.0%	35.0%		35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	129.5	(11.1)		122.4	(23.1)
Tax effect of:
Dividends received deduction	(16.3)	(14.7)	(1)	(32.5)	(32.5)	(1)
Valuation allowance	(108.7)	6.4	(1)	(92.4)	32.2	(1)
Audit settlement	—	3.6	(1)	—	2.8	(1)
Non-deductible expense (benefit)	0.1	—		0.1	—
Other	0.1	—		—	0.1	(1)
Income tax expense (benefit)	$4.7	$(15.8)		$(2.4)	$(20.5)
(1) Certain of these amounts were allocated to Other comprehensive income in accordance with the exception described in ASC 740-20-45-7.

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of June 30, 2015 and December 31, 2014, the Company had total valuation allowances of $457.3 and $549.7, respectively. As of June 30, 2015 and December 31, 2014, $643.0 and $735.4, respectively, of these valuation allowances were allocated to continuing operations and $(185.7) was allocated to Other comprehensive income (loss) related to realized and unrealized capital losses.

For the three months ended June 30, 2015 and 2014, the total increases (decreases) in the valuation allowance were $(126.5) and $60.2, respectively. With respect to the 2015 decrease, $(108.7) was allocated to continuing operations and $(17.8) was allocated to Other comprehensive income (loss). With respect to the 2014 increase, $6.4 was allocated to continuing operations and $53.8 was allocated to Other comprehensive income. For the six months ended June 30, 2015 and 2014, there were total increases (decreases) in the valuation allowance of $(92.4) and $111.2, respectively. With respect to the 2015 decrease, $(92.4) was allocated to continuing operations. With respect to the 2014 increase, $32.2 was allocated to continuing operations and $79.0 was allocated to Other comprehensive income.

Tax Sharing Agreement

The results of the Company's operations are included in the consolidated tax return of Voya Financial, Inc. Generally, the Company's financial statements recognize the current and deferred income tax consequences that result from the Company's activities during the current and preceding periods pursuant to the provisions of Income Taxes (ASC Topic 740) as if the Company were a separate taxpayer rather than a member of Voya Financial, Inc.'s consolidated income tax return group with the exception of any net operating loss carryforwards and capital loss carryforwards, which are recorded pursuant to the tax sharing agreement. If the Company instead were to follow a separate taxpayer approach without any exceptions, there would be no impact to income tax expense (benefit) for the periods indicated above. Also, any current tax benefit related to the Company's tax attributes realized by virtue of its inclusion in the consolidated tax return of Voya Financial, Inc. would have been recorded directly to equity rather than income. Under the tax sharing agreement, Voya Financial, Inc. will pay the Company for the tax benefits of ordinary and capital losses only in the event that the consolidated tax group actually uses the tax benefit of losses generated.

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

Under this agreement, the Company did not incur interest expense for the three and six months ended June 30, 2015 and 2014. The Company earned interest income of $0.6 and $0.7 for the three and six months ended June 30, 2015, respectively and earned $0.2 of interest income for the three and six months ended June 30, 2014. As of June 30, 2015 and December 31, 2014, the Company did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement.

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

As of June 30, 2015 and December 31, 2014, the Company had off-balance sheet commitments to purchase investments of $468.0 and $214.1, respectively.

Federal Home Loan Bank Funding

The Company is a member of the FHLB of Des Moines and is required to maintain collateral to back funding agreements issued to the FHLB. As of June 30, 2015 and December 31, 2014, the Company had $950.1 in non-putable funding agreements, including accrued interest, issued to the FHLB. These non-putable funding agreements are included in Future policy benefits and contract owner account balances on the Condensed Balance Sheets. As of June 30, 2015 and December 31, 2014, assets with a market value of $1.1 billion collateralized the funding agreements to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Condensed Balance Sheets.

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

	June 30, 2015	December 31, 2014
Fixed maturity collateral pledged to FHLB	$1,101.8	$1,119.8
FHLB restricted stock(1)	48.0	48.0
Other fixed maturities-state deposits	11.5	11.4
Securities pledged(2)	586.1	626.8
Total restricted assets	$1,747.4	$1,806.0
(1) Reported in Other investments on the Condensed Balance Sheets.
(2) Includes the fair value of loaned securities of $138.7 and $121.2 as of June 30, 2015 and December 31, 2014, respectively. In addition, as of June 30, 2015 and December 31, 2014, the Company delivered securities as collateral of $447.4 and $505.6, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Balance Sheets.

Litigation, Regulatory Matters and Loss Contingencies

Litigation, regulatory and other loss contingencies arise in connection with the Company's activities as a diversified financial services firm. The Company is a defendant in a number of litigation matters arising from the conduct of its business, both in the ordinary course and otherwise. In some of these matters, claimants seek to recover very large or indeterminate amounts, including compensatory, punitive, treble and exemplary damages. Modern pleading practice in the U.S. permits considerable variation in the assertion of monetary damages and other relief. Claimants are not always required to specify the monetary damages they seek or they may be required only to state an amount sufficient to meet a court's jurisdictional requirements. Moreover, some jurisdictions allow claimants to allege monetary damages that far exceed any reasonably possible verdict. The variability in pleading requirements and past experience demonstrates that the monetary and other relief that may be requested in a lawsuit or claim often bears little relevance to the merits or potential value of a claim. Litigation against the Company includes a variety of claims including negligence, breach of contract, fraud, violation of regulation or statute, breach of fiduciary duty, negligent misrepresentation, failure to supervise, elder abuse and other torts.

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

The outcome of a litigation or regulatory matter is difficult to predict and the amount or range of potential losses associated with these or other loss contingencies, requires significant management judgment. It is not possible to predict the ultimate outcome or to provide reasonably possible losses or ranges of losses for all pending regulatory matters, litigation, and other loss contingencies. While it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's financial position, based on information currently known, management believes that neither the outcome of pending litigation and regulatory matters, nor potential liabilities associated with other loss contingencies, are likely to have such an effect. However, given the large and indeterminate amounts sought in certain litigation and the inherent unpredictability of all such matters, it is possible that an adverse outcome in certain of the Company's litigation or regulatory matters, or liabilities arising from other loss contingencies, could, from time to time, have a material adverse effect upon the Company's results of operations or cash flows in a particular quarterly or annual period.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2015, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, is not material to the Company.

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

11.    Related Party Transactions

Reinsurance Agreements

Reinsurance Ceded

As of June 30, 2015 and December 31, 2014, total reserves ceded to affiliates were $4.3 billion and $3.7 billion, respectively. For the three and six months ended June 30, 2015, premiums ceded to affiliates were $161.3 and $249.5, respectively. For the three and six months ended June 30, 2014, premiums ceded to affiliates were $76.0 and $135.4, respectively.

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

Also effective June 30, 2008, the Company entered into a services agreement with SLDI, under which the Company provides certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement. For the three and six months ended June 30, 2015, revenue related to the agreement was $2.8 and $5.7, respectively. For the three and six months ended June 30, 2014, revenue related to the agreement was $3.1 and $6.2, respectively.

Effective July 1, 2009, the reinsurance agreement was amended and restated to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to the Company, and the Company deposited those assets into a funds withheld trust account. As of June 30, 2015 and December 31, 2014, the assets on deposit in the trust account were $5.5 billion. The Company also established a corresponding funds withheld liability to SLDI, which is included in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets. Funds held under reinsurance treaties with affiliates related to this agreement had a balance of $5.5 billion and $5.3 billion as of June 30, 2015 and December 31, 2014, respectively. In addition, as of June 30, 2015 and December 31, 2014, the Company had an embedded derivative with a value of $67.7 and $207.4, respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets.

Also effective July 1, 2009, the Company and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account. SLDI has retained its affiliate, Voya Investment Management LLC (formerly, ING Investment Management LLC) as sub-advisor for the funds withheld account.

Effective October 1, 2011, the Company and SLDI entered into an amended and restated automatic reinsurance agreement in order to provide more flexibility to the Company and SLDI with respect to the collateralization of the reserves related to the variable annuity guaranteed living benefits reinsured under the agreement. As of June 30, 2015 and December 31, 2014, reserves ceded by the Company under this agreement were $4.1 billion and $3.4 billion, respectively. In addition, a deferred loss in the amount

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

of $293.1 and $308.1 as of June 30, 2015 and December 31, 2014, respectively, is included in Other assets on the Condensed Balance Sheets and is amortized over the period of benefit in Other expense in the Condensed Statements of Operations.

Reinsurance Assumed

As of June 30, 2015 and December 31, 2014, total reserves assumed from affiliates were $436.2 and $439.1, respectively. For the three and six months ended June 30, 2015, premiums assumed from affiliates were $109.6 and $211.1, respectively. For the three and six months ended June 30, 2014, premiums assumed from affiliates were $106.3 and $204.1, respectively.

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

The following discussion and analysis presents a review of our results of operations for the three and six months ended June 30, 2015 and 2014 and financial condition as of June 30, 2015 and December 31, 2014. This item should be read in its entirety and in conjunction with the Condensed Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K for the year ended December 31, 2014 ("Annual Report on Form 10-K").

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

We have one operating segment.

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, see the Business, Basis of Presentation and Significant Accounting Policies Note in our Condensed Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

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

Income Taxes

As of June 30, 2015 and December 31, 2014, we recognized $167.4 million and $177.7 million, respectively, of deferred tax assets based on tax planning strategies related to unrealized gains on investment assets. These tax planning strategies support the recognition of deferred tax assets, which have been provided on deductible temporary differences. Further changes, such as interest rate movements, could adversely impact such tax planning strategies. To the extent unrealized gains decrease or to the extent loss utilization is limited, the tax benefit will likely be reduced by increasing the tax valuation allowance.

The deferred tax valuation allowance as of June 30, 2015 was $457.3 million, of which $448.2 million and $9.1 million were related to ordinary deferred tax assets and foreign tax credits, respectively. The deferred tax valuation allowance as December 31, 2014 was $549.7 million, of which $540.6 million and $9.1 million were related to ordinary deferred tax assets and foreign tax credits, respectively.

Results of Operations

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Net investment income	$318.4	$315.8	$638.5	$621.9
Fee income	190.0	206.8	375.1	412.5
Premiums	127.1	146.5	245.9	290.0
Net realized capital gains (losses):
Total other-than-temporary impairments	(4.9)	(0.6)	(5.2)	(1.6)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	0.3	(0.1)	1.0	(0.1)
Net other-than-temporary impairments recognized in earnings	(5.2)	(0.5)	(6.2)	(1.5)
Other net realized capital gains (losses)	168.4	(374.6)	(55.8)	(530.4)
Total net realized capital gains (losses)	163.2	(375.1)	(62.0)	(531.9)
Other revenue	6.1	8.5	11.6	16.3
Total revenues	804.8	302.5	1,209.1	808.8
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	(210.5)	165.3	221.8	656.7
Operating expenses	115.8	120.0	237.0	240.4
Net amortization of Deferred policy acquisition costs and Value of business acquired	516.0	35.6	371.4	(49.8)
Interest expense	7.1	7.1	14.0	14.0
Other expense	6.5	6.2	15.2	13.6
Total benefits and expenses	434.9	334.2	859.4	874.9
Income (loss) before income taxes	369.9	(31.7)	349.7	(66.1)
Income tax expense (benefit)	4.7	(15.8)	(2.4)	(20.5)
Net income (loss)	$365.2	$(15.9)	$352.1	$(45.6)

Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014

Our Net income (loss) for the three months ended June 30, 2015 reflected income in the current period compared to loss in the prior period due to favorable changes in Total net realized capital gains (losses) and Interest credited and other benefits to contract owners/policyholders, partially offset by an increase in Net amortization of DAC and VOBA, unfavorable changes in Income tax expense (benefit) and decreases in Premiums and Fee income.

Revenues

Total revenues increased $502.3 million from $302.5 million to $804.8 million primarily due to favorable changes in Total net realized capital gains (losses), partially offset by decreases in Premiums and Fee income.

Fee income decreased $16.8 million from $206.8 million to $190.0 million primarily due to lower average separate account assets under management resulting from the continued runoff of our closed block of variable annuity business.

Premiums decreased $19.4 million from $146.5 million to $127.1 million primarily due to lower payout annuities with life contingencies, which corresponds to a decrease in Interest credited and other benefits to contract owners/policyholders. The lower payout annuities with life contingencies were partially offset by an increase in assumed premiums from an affiliate due to favorable persistency.

Total net realized capital gains (losses) changed $538.3 million from a loss of $375.1 million to a gain of $163.2 million primarily due to favorable changes in the fair value of embedded derivatives on product guarantees, partially offset by unfavorable changes in annuity hedging derivatives and the fair value of fixed maturities using fair value option. The favorable changes of $739.2 million in the fair value of embedded derivatives on variable annuity and fixed indexed annuity product guarantees (from a loss of $157.1 million in the prior period to a gain of $582.1 million in the current period) were due to favorable impacts from interest rates, partially offset by the unfavorable impacts from equity market movements and implied volatility. Under the variable annuity and fixed indexed annuity hedge programs, changes in interest rates and equity markets during the three months ended June 30, 2015 resulted in net unfavorable changes in equity, interest and foreign exchange derivatives of $171.4 million compared to prior period (losses of $382.4 million in the current period compared to net losses of $211.0 million during the prior period). A portion of these derivative losses was ceded to Security Life of Denver International Limited ("SLDI") under the combined coinsurance and coinsurance funds withheld agreement (losses of $367.7 million for the current period and losses of $232.8 million for the prior period) and an offset was recorded to Interest credited and other benefits to contract owners/policyholders. Unfavorable changes of $21.7 million in the fair value of fixed maturities using fair value option as a result of increasing interest rates in the current period compared to decreasing interest rates in the prior period also contributed to the change in Total net realized capital gains (losses).

Benefits and Expenses

Total benefits and expenses increased $100.7 million from $334.2 million to $434.9 million primarily due to an increase in Net amortization of DAC and VOBA, partially offset by favorable changes in Interest credited and other benefits to contract owners/policyholders.

Interest credited and other benefits to contract owners/policyholders changed $375.8 million from an expense of $165.3 million to a benefit of $210.5 million primarily due to the change in the embedded derivative on the two coinsurance funds withheld arrangements resulting from interest rate movements and the change in the amount of equity and interest rate derivative gains transferred under the combined coinsurance and coinsurance funds withheld agreement with SLDI (the corresponding offsetting amount is reported in Total net realized capital gains (losses)). Lower payout annuities with life contingencies also contributed to the favorable change, as referenced above. These favorable changes were partially offset by higher amortization of sales inducements primarily due to higher gross profits in the current period compared to the prior period.

Net amortization of DAC and VOBA increased $480.4 million from $35.6 million to $516.0 million primarily due to higher amortization as a result of higher gross profits in the current period compared to the prior period.

Income Taxes

Income tax expense (benefit) changed $20.5 million from a benefit of $15.8 million to an expense of $4.7 million primarily due to an increase in income before income taxes, mostly offset by a decrease in the valuation allowance in the current period compared with an increase in the prior period.

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014

Our Net income (loss) for the six months ended June 30, 2015 reflected income in the current period compared to loss in the prior period due to favorable changes in Total net realized capital gains (losses) and a decrease in Interest credited and other benefits to contract owners/policyholders, partially offset by an unfavorable change in Net amortization of DAC and VOBA, decreases in Premiums and Fee income and an unfavorable change in Income tax expense (benefit).

Revenues

Total revenues increased $400.3 million from $808.8 million to $1,209.1 million primarily due to favorable changes in Total net realized capital gains (losses), partially offset by decreases in Premiums and Fee income.

Fee income decreased $37.4 million from $412.5 million to $375.1 million primarily due to lower average separate account assets under management resulting from the continued runoff of our closed block of variable annuity business.

Premiums decreased $44.1 million from $290.0 million to $245.9 million primarily due to lower payout annuities with life contingencies, which corresponds to a decrease in Interest credited and other benefits to contract owners/policyholders. The lower payout annuities with life contingencies were partially offset by an increase in assumed premiums from an affiliate due to favorable persistency.

Total net realized capital gains (losses) changed $469.9 million from a loss of $531.9 million to a loss of $62.0 million primarily due to favorable changes in the fair value of embedded derivatives on product guarantees, partially offset by unfavorable changes in annuity hedging derivatives and the fair value of fixed maturities using fair value option. The favorable changes of $701.8 million in the fair value of embedded derivatives on variable annuity and fixed indexed annuity product guarantees (from a loss of $392.5 million in the prior period to a gain of $309.3 million in the current period) were due to favorable impacts from interest rates, partially offset by the unfavorable impact of implied volatility. Under the variable annuity and fixed indexed annuity hedge programs, changes in interest rates and equity markets during the six months ended June 30, 2015 resulted in net unfavorable changes in equity, interest and foreign exchange derivatives of $204.1 million compared to prior period (losses of $322.1 million in the current period compared to net losses of $118.0 million during the prior period). A portion of these derivative losses was ceded to SLDI under the combined coinsurance and coinsurance funds withheld agreement (losses of $281.3 million for the current period and losses of $133.9 million for the prior period) and an offset was recorded to Interest credited and other benefits to contract owners/policyholders. Unfavorable changes of $20.4 million in the fair value of fixed maturities using fair value option as a result of a lower decrease in interest rates in the current period compared to the prior period also contributed to the change in Total net realized capital gains (losses).

Benefits and Expenses

Total benefits and expenses decreased $15.5 million from $874.9 million to $859.4 million primarily due to a decrease in Interest credited and other benefits to contract owners/policyholders, partially offset by unfavorable changes in Net amortization of DAC and VOBA.

Interest credited and other benefits to contract owners/policyholders decreased $434.9 million from $656.7 million to $221.8 million primarily due to the change in the embedded derivative on the two coinsurance funds withheld arrangements resulting from interest rate movements and the change in the amount of equity and interest rate derivative gains transferred under the combined coinsurance and coinsurance funds withheld agreement with SLDI (the corresponding offsetting amount is reported in Total net realized capital gains (losses)). Lower payout annuities with life contingencies also contributed to the favorable change, as referenced above. These favorable changes were partially offset by higher amortization of sales inducements primarily due to higher gross profits in the current period compared to the prior period.

Net amortization of DAC and VOBA changed $421.2 million from a benefit of $49.8 million to an expense of $371.4 million primarily due to higher amortization as a result of higher gross profits in the current period compared to the prior period.

Income Taxes

Income tax benefit decreased $18.1 million from $20.5 million to $2.4 million primarily due to an increase in income before income taxes, mostly offset by a decrease in the valuation allowance in the current period compared with an increase in the prior period.

Financial Condition

Investments

See the Management's Narrative Analysis of the Results of Operations and Financial Condition in our Financial Statements in Part II, Item. 7. of our Annual Report on Form 10-K for information on our investment strategy.

See the Investments Note in our Condensed Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q for more information on investments.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	June 30, 2015		December 31, 2014
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$21,575.5	79.2%	$22,169.4	78.9%
Fixed maturities, at fair value using the fair value option	530.0	1.9%	480.8	1.7%
Equity securities, available-for-sale	6.8	—%	6.7	—%
Short-term investments(1)	521.8	1.9%	746.8	2.7%
Mortgage loans on real estate	3,116.3	11.4%	2,854.4	10.2%
Policy loans	83.3	0.3%	87.4	0.3%
Limited partnerships/corporations	179.0	0.7%	172.9	0.6%
Derivatives	632.8	2.3%	891.4	3.2%
Other investments	49.1	0.2%	49.4	0.2%
Securities pledged	586.1	2.1%	626.8	2.2%
Total investments	$27,280.7	100.0%	$28,086.0	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	June 30, 2015
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$662.4	3.0%	$725.8	3.2%
U.S. Government agencies and authorities	79.1	0.4%	82.3	0.4%
State, municipalities and political subdivisions	209.2	1.0%	208.7	0.9%
U.S. corporate public securities	9,953.1	45.6%	10,296.4	45.4%
U.S. corporate private securities	2,084.2	9.5%	2,136.5	9.4%
Foreign corporate public securities and foreign governments(1)	2,704.1	12.4%	2,774.1	12.2%
Foreign corporate private securities(1)	2,608.4	12.0%	2,738.2	12.1%
Residential mortgage-backed securities	1,768.9	8.1%	1,925.6	8.5%
Commercial mortgage-backed securities	1,452.2	6.7%	1,513.0	6.6%
Other asset-backed securities	282.0	1.3%	291.0	1.3%
Total fixed maturities, including securities pledged	$21,803.6	100.0%	$22,691.6	100.0%
(1) Primarily U.S. dollar denominated.
	December 31, 2014
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$843.0	3.9%	$926.1	4.0%
U.S. Government agencies and authorities	78.9	0.4%	83.4	0.3%
State, municipalities and political subdivisions	155.4	0.7%	164.4	0.7%
U.S. corporate public securities	9,651.4	44.1%	10,307.6	44.3%
U.S. corporate private securities	2,026.9	9.3%	2,140.8	9.2%
Foreign corporate public securities and foreign governments(1)	2,716.9	12.4%	2,825.1	12.2%
Foreign corporate private securities(1)	2,683.6	12.3%	2,850.7	12.2%
Residential mortgage-backed securities	1,881.8	8.6%	2,050.5	8.8%
Commercial mortgage-backed securities	1,531.7	7.0%	1,627.5	7.0%
Other asset-backed securities	292.7	1.3%	300.9	1.3%
Total fixed maturities, including securities pledged	$21,862.3	100.0%	$23,277.0	100.0%
(1) Primarily U.S. dollar denominated.

As of June 30, 2015, the average duration of our fixed maturities portfolio, including securities pledged, is between 6.0 and 6.5 years.

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

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of June 30, 2015 and December 31, 2014, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

• when three ratings are received then the middle rating is applied;
• when two ratings are received then the lower rating is applied;
• when a single rating is received, the ARO rating is applied; and
• when ratings are unavailable then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	June 30, 2015
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$725.8	$—	$—	$—	$—	$—	$725.8
U.S. Government agencies and authorities	82.3	—	—	—	—	—	82.3
State, municipalities and political subdivisions	205.1	3.6	—	—	—	—	208.7
U.S. corporate public securities	5,548.9	4,306.1	392.5	37.4	—	11.5	10,296.4
U.S. corporate private securities	940.8	1,096.3	87.5	11.9	—	—	2,136.5
Foreign corporate public securities and foreign governments(1)	1,461.1	1,129.5	165.1	14.2	—	4.2	2,774.1
Foreign corporate private securities(1)	353.6	2,312.2	66.4	5.4	—	0.6	2,738.2
Residential mortgage-backed securities	1,839.3	13.7	8.6	15.1	13.6	35.3	1,925.6
Commercial mortgage-backed securities	1,507.6	—	1.4	4.0	—	—	1,513.0
Other asset-backed securities	264.1	22.1	—	4.1	0.7	—	291.0
Total fixed maturities	$12,928.6	$8,883.5	$721.5	$92.1	$14.3	$51.6	$22,691.6
% of Fair Value	56.9%	39.2%	3.2%	0.4%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2014
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$926.1	$—	$—	$—	$—	$—	$926.1
U.S. Government agencies and authorities	83.4	—	—	—	—	—	83.4
State, municipalities and political subdivisions	161.4	3.0	—	—	—	—	164.4
U.S. corporate public securities	5,699.7	4,168.7	374.0	54.1	0.6	10.5	10,307.6
U.S. corporate private securities	792.7	1,259.1	83.9	5.1	—	—	2,140.8
Foreign corporate public securities and foreign governments(1)	1,471.8	1,212.5	135.0	5.8	—	—	2,825.1
Foreign corporate private securities(1)	357.3	2,403.5	78.7	8.7	—	2.5	2,850.7
Residential mortgage-backed securities	1,952.0	14.8	19.0	7.3	23.0	34.4	2,050.5
Commercial mortgage-backed securities	1,620.3	—	3.6	3.6	—	—	1,627.5
Other asset-backed securities	272.2	23.9	—	4.1	0.7	—	300.9
Total fixed maturities	$13,336.9	$9,085.5	$694.2	$88.7	$24.3	$47.4	$23,277.0
% of Fair Value	57.3%	39.0%	3.0%	0.4%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	June 30, 2015
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$725.8	$—	$—	$—	$—	$725.8
U.S. Government agencies and authorities	82.3	—	—	—	—	82.3
State, municipalities and political subdivisions	27.1	138.0	40.0	3.6	—	208.7
U.S. corporate public securities	218.7	697.3	4,612.3	4,304.7	463.4	10,296.4
U.S. corporate private securities	120.0	71.7	639.6	1,266.9	38.3	2,136.5
Foreign corporate public securities and foreign governments(1)	38.5	494.0	941.6	1,116.6	183.4	2,774.1
Foreign corporate private securities(1)	—	10.0	437.7	2,177.6	112.9	2,738.2
Residential mortgage-backed securities	1,611.1	8.0	6.0	21.6	278.9	1,925.6
Commercial mortgage-backed securities	829.2	235.1	199.8	42.5	206.4	1,513.0
Other asset-backed securities	127.9	4.5	17.2	34.8	106.6	291.0
Total fixed maturities	$3,780.6	$1,658.6	$6,894.2	$8,968.3	$1,389.9	$22,691.6
% of Fair Value	16.7%	7.3%	30.4%	39.5%	6.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2014
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$926.1	$—	$—	$—	$—	$926.1
U.S. Government agencies and authorities	83.4	—	—	—	—	83.4
State, municipalities and political subdivisions	17.6	107.2	36.6	3.0	—	164.4
U.S. corporate public securities	177.2	723.7	4,778.0	4,168.7	460.0	10,307.6
U.S. corporate private securities	140.1	52.3	622.2	1,287.3	38.9	2,140.8
Foreign corporate public securities and foreign governments(1)	35.4	517.7	932.2	1,199.1	140.7	2,825.1
Foreign corporate private securities(1)	—	17.3	434.4	2,284.3	114.7	2,850.7
Residential mortgage-backed securities	1,689.8	9.6	7.0	33.3	310.8	2,050.5
Commercial mortgage-backed securities	889.9	282.1	198.8	38.6	218.1	1,627.5
Other asset-backed securities	140.5	4.4	25.3	15.0	115.7	300.9
Total fixed maturities	$4,100.0	$1,714.3	$7,034.5	$9,029.3	$1,398.9	$23,277.0
% of Fair Value	17.6%	7.4%	30.2%	38.8%	6.0%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, increased $120.0 million from $93.4 million to $213.4 million for the six months ended June 30, 2015. The increase in gross unrealized losses was primarily due to rising interest rates.

As of June 30, 2015 and December 31, 2014, we did not have any fixed maturities with an unrealized capital loss in excess of $10.0 million. See the Investments Note in our Condensed Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

Subprime and Alt-A Mortgage Exposure

Pre-2008 vintage subprime and Alt-A mortgage collateral continues to distance itself from the credit crisis and payment performance reflects a housing market firmly entrenched in recovery. While collateral losses continue to be realized, the amounts are steadily decreasing.  Serious delinquencies and other measures of performance, like prepayments and severities, have also displayed sustained periods of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity have increased substantially since the credit crisis.  Home prices have moved steadily higher, further supporting payment performance. Year-over-year home price measures, while at a lower magnitude than experienced in recent years, appear to have stabilized at sustainable levels, when measured on a nationwide basis.  This backdrop remains supportive of continued improvement in overall borrower payment behavior.  In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of June 30, 2015, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $143.4 million, $138.2 million and $6.2 million, respectively, representing 0.6% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $152.6 million, $148.5 million and $7.0 million, respectively, representing 0.7% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
June 30, 2015
	1	82.7%	AAA	—%	2007	13.5%
	2	14.0%	AA	0.4%	2006	6.6%
	3	—%	A	8.3%	2005 and prior	79.9%
	4	2.9%	BBB	14.6%		100.0%
	5	0.4%	BB and below	76.7%
	6	—%		100.0%
		100.0%
December 31, 2014
	1	82.8%	AAA	—%	2007	12.9%
	2	14.0%	AA	0.4%	2006	6.9%
	3	—%	A	12.9%	2005 and prior	80.2%
	4	2.7%	BBB	8.2%		100.0%
	5	0.5%	BB and below	78.5%
	6	—%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of June 30, 2015, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $96.7 million, $84.0 million and $1.2 million, respectively, representing 0.4% of total fixed maturities including securities pledged, based on fair value. As of December 31, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $104.9 million, $91.5 million and $1.5 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to Alt-A RMBS by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
June 30, 2015
	1	93.5%	AAA	—%	2007	32.7%
	2	2.3%	AA	—%	2006	19.8%
	3	3.8%	A	0.4%	2005 and prior	47.5%
	4	0.4%	BBB	3.0%		100.0%
	5	—%	BB and below	96.6%
	6	—%		100.0%
		100.0%
December 31, 2014
	1	92.6%	AAA	—%	2007	32.3%
	2	3.5%	AA	—%	2006	19.7%
	3	3.5%	A	0.4%	2005 and prior	48.0%
	4	0.4%	BBB	3.2%		100.0%
	5	—%	BB and below	96.4%
	6	—%		100.0%
		100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and the percentage of delinquent loans declined through 2013 and the majority of 2014.  In the first two quarters of 2015, this trend has continued, leaving delinquency measures at multi-year lows.  Other performance metrics like vacancies, property values and rent levels have also continued to improve, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. In addition, a robust environment for property refinancing has continued to be supportive of improving credit performance metrics throughout the year. The new issue market for CMBS has been a meaningful contributor to the refinance environment. It has continued its recovery from the credit crisis with meaningful new issuance since the credit crisis, increasing each year to set successive new post crisis highs. The new issue volume for the six months ended June 30, 2015 remains robust, reflective of the active and competitive refinancing market.

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

The following table presents our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
June 30, 2015
	1	99.6%	AAA	54.8%	2015	1.8%
	2	—%	AA	15.5%	2014	11.4%
	3	0.1%	A	13.2%	2013	5.4%
	4	0.3%	BBB	2.8%	2012	0.3%
	5	—%	BB and below	13.7%	2011	0.3%
	6	—%		100.0%	2010	—%
		100.0%			2009 and prior	80.8%
						100.0%

December 31, 2014
	1	99.6%	AAA	54.7%	2014	10.5%
	2	—%	AA	17.3%	2013	5.1%
	3	0.2%	A	12.2%	2012	—%
	4	0.2%	BBB	2.4%	2011	0.3%
	5	—%	BB and below	13.4%	2010	—%
	6	—%		100.0%	2009	—%
		100.0%			2008 and prior	84.1%
						100.0%
As of June 30, 2015, the fair value and amortized cost related to our exposure to Other ABS, excluding subprime exposure, totaled $151.1 million and $145.5 million, respectively. There were no gross unrealized losses related to Other ABS. As of December 31, 2014, the fair value and amortized cost related to our exposure to Other ABS, excluding subprime exposure, totaled $152.5 million, $146.3 million, respectively. There were no gross unrealized losses related to Other ABS.

As of June 30, 2015, Other ABS was broadly diversified both by type and issuer with credit card receivables and nonconsolidated collateralized loan obligations ("CLOs"), comprising 54.5% and 2.6%, respectively, of total Other ABS, excluding subprime exposure. There were no automobile receivables related to Other ABS. As of December 31, 2014, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated CLOs and automobile receivables, comprising 54.8%, 2.6% and 1.2%, respectively, of total Other ABS, excluding subprime exposure.

The following table presents our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
June 30, 2015
	1	98.7%	AAA	84.7%	2015	7.9%
	2	1.3%	AA	2.6%	2014	19.0%
	3	—%	A	3.5%	2013	—%
	4	—%	BBB	9.2%	2012	—%
	5	—%	BB and below	—%	2011	—%
	6	—%		100.0%	2010	2.0%
		100.0%			2009 and prior	71.1%
						100.0%

December 31, 2014
	1	98.4%	AAA	92.2%	2014	18.8%
	2	1.6%	AA	2.6%	2013	—%
	3	—%	A	3.6%	2012	1.0%
	4	—%	BBB	1.6%	2011	—%
	5	—%	BB and below	—%	2010	2.4%
	6	—%		100.0%	2009	6.8%
		100.0%			2008 and prior	71.0%
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

As of June 30, 2015 and December 31, 2014 , our mortgage loans on real estate portfolio had a weighted average DSC of 2.0 times, and a weighted average LTV ratio of 60.7% and 60.5%, respectively. See the Investments Note in our Condensed Financial Statements in Part I, Item I. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
June 30, 2015
Loan-to-Value Ratios:
0% - 50%	$324.2	$21.9	$2.7	$2.3	$—	$351.1	11.2%
>50% - 60%	618.7	99.9	54.5	30.9	8.4	812.4	26.1%
>60% - 70%	1,292.7	314.3	190.8	13.2	5.9	1,816.9	58.3%
>70% - 80%	24.8	74.5	18.9	7.9	4.9	131.0	4.2%
>80% and above	—	—	1.0	4.7	—	5.7	0.2%
Total	$2,260.4	$510.6	$267.9	$59.0	$19.2	$3,117.1	100.0%

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2014
Loan-to-Value Ratios:
0% - 50%	$317.7	$38.4	$3.8	$7.3	$—	$367.2	12.9%
>50% - 60%	517.9	56.8	57.0	42.5	—	674.2	23.6%
>60% - 70%	1,221.3	231.2	197.3	17.4	3.8	1,671.0	58.5%
>70% - 80%	28.9	70.9	23.3	13.3	—	136.4	4.8%
>80% and above	—	—	1.0	5.4	—	6.4	0.2%
Total	$2,085.8	$397.3	$282.4	$85.9	$3.8	$2,855.2	100.0%

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

During the three and six months ended June 30, 2015, we recorded $4.9 million and $5.7 million, respectively, of credit related OTTI of which the primary contributor was $4.2 million and $4.2 million, respectively, of write-downs recorded in the Foreign Government and Public sector. See the Investments Note in our Condensed Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q for further information on OTTI.

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

The United States and European Union have recently imposed sanctions against select Russian businesses in response to the ongoing conflict in eastern Ukraine.  We remain comfortable with our aggregate Russian exposure of $50.9 million, given its relatively small allocation in our total investment portfolio.

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

As of June 30, 2015, we had $212.3 million of exposure to peripheral Europe, which consisted of a broadly diversified portfolio of credit-related investments primarily in the industrial and utility sectors. We did not have any fixed maturities or equity securities exposure to European sovereigns or financial institutions based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Ireland of $54.9 million, Italy of $82.0 million and Spain of $75.4 million. We did not have any exposure to Greece or Portugal. As of June 30, 2015, we did not have any exposure to derivative assets within the financial institutions based in peripheral Europe. For purposes of calculating the derivative assets exposure, we have aggregated exposure to single name and portfolio product CDS, as well as non-CDS derivative exposure for which it either has counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $2.7 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of June 30, 2015, our sovereign exposure was $71.3 million, which consisted of fixed maturities. We also had $404.6 million in net exposure to non-peripheral financial institutions with a concentration in France of $85.8 million, The Netherlands of $89.0 million, Switzerland of $69.0 million and the United Kingdom of $124.4 million. The balance of $2.2 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration in the United Kingdom of $981.0 million, we had significant non-peripheral European total country exposures in The Netherlands of $376.0 million, in France of $333.9 million, in Germany of $295.9 million and in Switzerland of $277.4 million. We place additional scrutiny on our financial exposure in the United Kingdom, France and Switzerland given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, should the European crisis worsen or fail to be resolved.

The following table presents our European exposures at fair value and amortized cost as of June 30, 2015.

($ in millions)	Fixed Maturities and Equity Securities					Loan and Receivables Sovereign (Amortized Cost)	Derivative Assets					Net Non-U.S. Funded (1)
	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)		Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin & Collateral	Total, (Fair Value)
Ireland	$—	$—	$54.5	$54.5	$49.9	$—	$—	$—	$0.4	$—	$0.4	$54.9
Italy	—	—	82.0	82.0	78.4	—	—	—	—	—	—	82.0
Spain	—	—	75.4	75.4	68.1	—	—	—	—	—	—	75.4
Total Peripheral Europe	$—	$—	$211.9	$211.9	$196.4	$—	$—	$—	$0.4	$—	$0.4	$212.3
France	$—	$51.1	$248.1	$299.2	$283.5	$—	$—	$131.2	$—	$96.5	$34.7	$333.9
Germany	—	9.8	279.6	289.4	283.5	—	—	16.3	—	9.8	6.5	295.9
Netherlands	—	89.0	287.0	376.0	355.7	—	—	3.6	—	3.6	—	376.0
Norway	—	—	140.1	140.1	133.6	—	—	—	—	—	—	140.1
Switzerland	—	66.7	208.0	274.7	264.7	—	—	2.3	0.4	—	2.7	277.4
United Kingdom	—	72.2	856.6	928.8	897.3	—	—	194.4	—	142.2	52.2	981.0
Other non-peripheral(2)	71.3	20.1	196.6	288.0	272.8	—	—	—	—	—	—	288.0
Total Non-Peripheral Europe	71.3	308.9	2,216.0	2,596.2	2,491.1	—	—	347.8	0.4	252.1	96.1	2,692.3
Total	$71.3	$308.9	$2,427.9	$2,808.1	$2,687.5	$—	$—	$347.8	$0.8	$252.1	$96.5	$2,904.6
(1) Represents: (i) Fixed maturity and equity securities at fair value; and (ii) Derivative assets at fair value.
(2) Other non-peripheral countries include: Belgium, Croatia, Denmark, Finland, Kazakhstan, Latvia, Lithuania, Luxembourg, Russian Federation, Slovakia, Sweden and Turkey.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of our statutory net admitted assets, excluding Separate Accounts, as of the preceding December 31. As of June 30, 2015 and December 31, 2014, we did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either the Company or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 49.3% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS, collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12.0% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of June 30, 2015 and December 31, 2014, we had securities lending obligations of $144.3 million and $125.4 million, respectively, which, for both periods, represents approximately 0.2% of our general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the six months ended June 30, 2015 and 2014, we did not receive any capital contributions from our Parent.

On May 5, 2015, we declared an ordinary dividend in the amount of $394.0 million, which was paid to our parent on May 20, 2015. During the six months ended June 30, 2014, we paid an ordinary dividend in the amount of $216.0 million to our Parent.

On June 3, 2015, we declared an extraordinary distribution in the amount of $98.0 million, subject to receipt of approval by the Iowa Insurance Division. The Iowa Insurance Division provided its approval on June 25, 2015 and we paid the extraordinary distribution to our parent on June 26, 2015.

Reinsurance Agreements

Reinsurance Ceded

As of June 30, 2015 and December 31, 2014, total reserves ceded to affiliates were $4.3 billion and $3.7 billion, respectively. For the three and six months ended June 30, 2015, premiums ceded to affiliates were $161.3 million and $249.5 million, respectively. For the three and six months ended June 30, 2014, premiums ceded to affiliates were $76.0 million and $135.4 million, respectively.

Guaranteed Living Benefit — Coinsurance and Coinsurance Funds Withheld

Effective June 30, 2008, we entered into an automatic reinsurance agreement with an affiliate, SLDI, covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts issued by us on or after January 1, 2000.

Also effective June 30, 2008, we entered into a services agreement with SLDI, under which we provide certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement. For the three and six months ended June 30, 2015, revenue related to the agreement was $2.8 million and $5.7 million, respectively. For the three and six months ended June 30, 2014, revenue related to the agreement was $3.1 million and $6.2 million, respectively.

Effective July 1, 2009, the reinsurance agreement was amended and restated to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to us, and we deposited those assets into a funds withheld trust account. As of June 30, 2015 and December 31, 2014, the assets on deposit in the trust account were $5.5 billion. We also established a corresponding funds withheld liability to SLDI, which is included in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets. Funds held under reinsurance treaties with affiliates had a balance of $5.5 billion and $5.3 billion as of June 30, 2015 and December 31, 2014, respectively. In addition, as of June 30, 2015 and December 31, 2014, we had an embedded derivative with a value of $67.7 million and $207.4 million, respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets.

Also effective July 1, 2009, we and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account. SLDI has retained its affiliate, Voya Investment Management LLC (formerly ING Investment Management LLC) as sub-advisor for the funds withheld account.

Effective October 1, 2011, we and SLDI entered into an amended and restated automatic reinsurance agreement in order to provide more flexibility to us and SLDI with respect to the collateralization of the reserves related to the variable annuity guaranteed living benefits reinsured under the agreement. As of June 30, 2015 and December 31, 2014, reserves ceded by us under this agreement were $4.1 billion and $3.4 billion, respectively. In addition, a deferred loss in the amount of $293.1 million and $308.1 million as of June 30, 2015 and December 31, 2014, respectively, is included in Other assets on the Condensed Balance Sheets and is amortized over the period of benefit in Other expense in the Condensed Statements of Operations.

Reinsurance Assumed

As of June 30, 2015 and December 31, 2014, total reserves assumed from affiliates were $436.2 million and $439.1 million, respectively. For the three and six months ended June 30, 2015, premiums assumed from affiliates were $109.6 million and $211.1 million, respectively. For the three and six months ended June 30, 2014, premiums assumed from affiliates were $106.3 million and $204.1 million, respectively.

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

Ratings actions affirmation and outlook changes by S&P, Moody's, Fitch and A.M. Best from January 1, 2015 through June 30, 2015 and subsequently through the date of this Quarterly Report on Form 10-Q are as follows:

•
On March 16, 2015, Fitch raised the issuer credit ratings on Voya Financial, Inc. and Voya Holdings Inc. to BBB+ from BBB. Fitch also raised the senior unsecured credit ratings of Voya Financial, Inc. to BBB from BBB- and its junior subordinated debt credit ratings to BB+ from BB. Fitch raised the financial strength ratings of the operating subsidiaries, including us, to A from A-. All ratings were assigned a Stable outlook.

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

As of the dates indicated, the guaranteed value of these death benefits in excess of account values, was estimated to be as follows:

($ in millions)	June 30, 2015
Net amount at risk, before reinsurance	$5,522
Net amount at risk, net of reinsurance	5,138
($ in millions)	December 31, 2014
Net amount at risk, before reinsurance	$5,392
Net amount at risk, net of reinsurance	4,982

The increase in the guaranteed value of these death benefits was primarily driven by an increase in interest rates which resulted in unfavorable fund performance during the six months ended June 30, 2015.

The additional liabilities recognized related to GMDB, as of the dates indicated, were as follows:

($ in millions)	June 30, 2015
Separate account liability	$36,443.4
Additional liability balance	389.8
($ in millions)	December 31, 2014
Separate account liability	$38,547.7
Additional liability balance	374.3

The above additional liability recorded by us, net of reinsurance, represented the estimated net present value of our future obligation for guaranteed minimum death benefits in excess of account values. The decrease in the additional separate account liability and the increase in additional liability balance is mainly due to unfavorable fund performance.

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

Guaranteed Minimum Withdrawal Benefit and Guaranteed Minimum Withdrawal Benefit for Life (GMWB/GMWBL). Guarantees an annual withdrawal amount for a specified period of time (GMWB) or life (GMWBL) that is calculated as a percentage of the benefit base that equals the premium paid at the time of product issue and may increase over time based on a number of factors, including a rollup percentage (mainly 7%, 6% or 0%, depending on versions of the benefit) and ratchet frequency (primarily annually or quarterly, depending on versions). The percentage used to determine the guaranteed annual withdrawal amount may vary by age at first withdrawal and depends on versions of the benefit. A joint life-time withdrawal benefit option was available to include coverage for spouses. Most versions of the withdrawal benefit included reset and/or step-up features that may increase the guaranteed withdrawal amount in certain conditions. Earlier versions of the withdrawal benefit guarantee that annual withdrawals of up to 7.0% of eligible premiums may be made until eligible premiums previously paid by the contract owner are returned, regardless of account value performance. Asset allocation requirements apply at all times where withdrawals are guaranteed for life.

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

The following guaranteed living benefits information is as of the dates indicated:

	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
($ in millions)	June 30, 2015
Net amount at risk, before reinsurance	$15	$3,617
Net amount at risk, net of reinsurance	15	—
($ in millions)	December 31, 2014
Net amount at risk, before reinsurance	$15	$3,645
Net amount at risk, net of reinsurance	15	—

The net amount at risk for the reinsured living benefits is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contractholder over the current account value. The methodology used to calculate the net amount at risk partially reflects the current interest rate environment and also includes a provision for the expected mortality of the clients covered by these living benefits. The decrease in the net amount at risk of these living benefits (GMIB/GMWBL) from December 31, 2014 to June 30, 2015 was primarily driven by an increase in interest rates during the six months ended June 30, 2015.

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

The separate account liabilities subject to the requirements for additional reserve liabilities under ASC Topic 944 for minimum guaranteed benefits and the additional liabilities recognized related to minimum guarantees, by type, as of the dates indicated, were as follows:

	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
($ in millions)	June 30, 2015
Separate account liability	$665.0	$27,480.2
Additional liability balance, net of reinsurance	27.4	790.3
($ in millions)	December 31, 2014
Separate account liability	$728.9	$29,062.8
Additional liability balance, net of reinsurance	32.8	1,045.5

As of June 30, 2015 and December 31, 2014, the above additional liabilities for non-reinsured living benefits recorded by us, net of reinsurance, represent the estimated net present value of our future obligations for these benefits. The above additional liabilities for reinsured living benefits recorded by us, net of reinsurance, represent the present value of future claims less the present value of future attributed fees (GMWBLs) or the benefits ratio approach (GMIBs), less the reinsurance ceded reserve calculated under Accounting Standards Codification Topic 944. The additional liability for GMIBs was zero. The decrease in the additional liability balance for reinsured living benefits corresponds to the GMWBL liability which decreased mainly due to increasing interest rates during the six months ended June 30, 2015.

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

Variable Annuity Capital Hedge Overlay ("CHO") Program

Variable annuity guaranteed benefits are hedged based on their economic or fair value; however, the statutory reserves and rating agency required assets are not based on a market value. When equity markets decrease, the statutory reserve and rating agency required assets for the variable annuity guaranteed benefits can increase more quickly than the value of the derivatives held under the Variable Annuity Guarantee Hedge Program. This causes regulatory reserves to increase and rating agency capital to decrease. The CHO program is intended to mitigate market risk to the regulatory and rating agency capital of the Company. The hedge is executed through the purchase and sale of equity index derivatives, variance and credit default swaps, and is designed to limit the uncovered reserve and rating agency capital increases and certain rebalancing costs in an immediate down equity market, credit spread widening or increased volatility scenario to an amount we believe prudent for a company of our size and scale. This amount will change over time with market movements, changes in regulatory and rating agency capital, available collateral and our risk tolerance.

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

Legislative and Regulatory Developments

U.S. Supreme Court Decision Regarding Same-Sex Marriage
On June 26, 2015, the United States Supreme Court held in Obergefell v. Hodges that same-sex couples have a constitutional right to marry, and accordingly, marriages between same-sex couples may now be celebrated, and will now be recognized in all 50 states. We expect this decision to result in changes to the administration of retirement and other benefit plans in various U.S. states, although we cannot predict with certainty how these changes will affect our business. In particular, it is possible that changes to our tax reporting and withholding systems will be required in order to comply with applicable state tax regulations.
Department of Labor Proposed Rule Regarding the Definition of “Fiduciary”

In April 2015, the Department of Labor (“DOL”) published its revised proposal to broaden the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and for other purposes. The proposal is subject to public comment and we currently do not expect a final rule to be published before the end of 2015 at the earliest. We submitted a comment letter to the DOL expressing our views on the proposed rule on July 16. 2015.

As proposed, the rule would expand the circumstances in which providers of investment advice to small plan sponsors, plan participants and beneficiaries, and IRA investors are deemed to act in a fiduciary capacity. The rule would require such providers to act in their clients’ “best interests”, not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation. The DOL concurrently proposed a “best interest contract exemption” intended to enable continuation of certain existing industry practices relating to receipt of commissions and other compensation, but the exemption includes conditions and requirements that may make it difficult to rely upon in practice. Although the final outcome of the DOL rulemaking remains uncertain, the proposed rule, if adopted in its current form, would substantially change the legal framework within which we and our affiliates provide certain of our products and services. While these changes, as proposed, would restrict certain advisory practices and compensation arrangements that are common in our industry, we believe our experience providing retirement and investment products and services in a fiduciary environment positions us well to remain competitive as the industry adjusts to any final rulemaking from the DOL.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Financial Statements in Part I., Item 1. of this Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company’s potential risks and uncertainties, please see "Risk Factors" in Part I, Item IA. in our Annual Report on Form 10-K filed with the Securities and Exchange Commission and "Risk Factors" in Part II, Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. In addition, please see "Management's Narrative Analysis of the Results of Operations and Financial Condition" herein and in the Annual Report on Form 10-K.

Item 6.    Exhibits

See Exhibit Index on page 88 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 10, 2015	Voya Insurance and Annuity Company
(Date)	(Registrant)

	By: /s/	David P. Wiland
David P. Wiland Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Voya Insurance and Annuity Company (the "Company")

Exhibit Index
Exhibit Number	Description of Exhibit
31.1+	Certificate of David P. Wiland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Michael S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of David P. Wiland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Michael S. Smith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+ Filed herewith.

