Form 10-Q
period 2015-09-30
VOYA INSURANCE & ANNUITY Co
filed 2015-11-10
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of November 5, 2015, 250,000 shares of Common Stock, $10 par value, were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended September 30, 2015

As used in this Quarterly Report on Form 10-Q, "VIAC," the "Company," "we," "our" and "us" refer to Voya Insurance and Annuity Company.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations, including those relating to the use and possible application of accreditation standards to captive reinsurance entities and those made pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act or the U.S. Department of Labor's proposed rules and exemptions pertaining to the fiduciary status of providers of investment advice; and (x) changes in the policies of governments and/or regulatory authorities. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" in the Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-32625) (the "Annual Report on Form 10-K"), "Risk Factors," in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-32625) and "Risk Factors" in this Quarterly Report on Form 10-Q.

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
Condensed Balance Sheets
September 30, 2015 (Unaudited) and December 31, 2014
(In millions, except share and per share data)

	September 30, 2015	December 31, 2014
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $21,893.0 as of 2015 and $20,814.2 as of 2014)	$22,662.8	$22,169.4
Fixed maturities, at fair value using the fair value option	542.8	480.8
Equity securities, available-for-sale, at fair value (cost of $15.4 as of 2015 and $3.1 as of 2014)	19.1	6.7
Short-term investments	1,141.4	746.8
Mortgage loans on real estate, net of valuation allowance of $1.0 as of 2015 and $0.8 as of 2014	3,298.0	2,854.4
Policy loans	81.9	87.4
Limited partnerships/corporations	182.8	172.9
Derivatives	1,078.2	891.4
Other investments	48.9	49.4
Securities pledged (amortized cost of $611.7 as of 2015 and $567.3 as of 2014)	659.4	626.8
Total investments	29,715.3	28,086.0
Cash and cash equivalents	648.3	362.4
Short-term investments under securities loan agreements, including collateral delivered	261.8	170.1
Accrued investment income	244.4	224.1
Deposits and reinsurance recoverable	5,603.9	4,969.0
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	2,637.4	2,683.3
Due from affiliates	104.9	31.8
Current income tax recoverable from Parent	33.6	—
Deferred income taxes	46.0	—
Other assets	330.7	382.8
Assets held in separate accounts	33,161.0	38,547.7
Total assets	$72,787.3	$75,457.2

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Balance Sheets
September 30, 2015 (Unaudited) and December 31, 2014
(In millions, except share and per share data)

	September 30, 2015	December 31, 2014
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$27,572.1	$26,145.0
Payable for securities purchased	72.7	2.4
Payables under securities loan agreements, including collateral held	987.8	432.8
Long-term debt	435.0	435.0
Due to affiliates	24.5	58.9
Funds held under reinsurance treaties with affiliates	6,976.1	5,653.1
Derivatives	435.7	340.6
Current income tax payable to Parent	—	2.1
Deferred income taxes	—	44.9
Other liabilities	154.5	174.5
Liabilities related to separate accounts	33,161.0	38,547.7
Total liabilities	69,819.4	71,837.0

Shareholder's equity:
Common stock (250,000 shares authorized, issued and outstanding as of 2015 and 2014; $10 par value per share)	2.5	2.5
Additional paid-in capital	4,821.2	5,310.6
Accumulated other comprehensive income (loss)	432.3	609.0
Retained earnings (deficit)	(2,288.1)	(2,301.9)
Total shareholder's equity	2,967.9	3,620.2
Total liabilities and shareholder's equity	$72,787.3	$75,457.2

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Operations
For the Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Net investment income	$322.1	$321.8	$960.6	$943.7
Fee income	175.2	214.8	550.3	627.3
Premiums	129.0	121.0	374.9	411.0
Net realized capital gains (losses):
Total other-than-temporary impairments	(5.4)	(2.5)	(10.6)	(4.1)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	0.3	(0.1)	1.3	(0.2)
Net other-than-temporary impairments recognized in earnings	(5.7)	(2.4)	(11.9)	(3.9)
Other net realized capital gains (losses)	549.8	256.4	494.0	(274.0)
Total net realized capital gains (losses)	544.1	254.0	482.1	(277.9)
Other revenue	4.2	7.1	15.8	23.4
Total revenues	1,174.6	918.7	2,383.7	1,727.5
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,395.6	442.1	1,617.4	1,098.8
Operating expenses	127.4	115.9	364.4	356.3
Net amortization of Deferred policy acquisition costs and Value of business acquired	27.4	71.5	398.8	21.7
Interest expense	7.1	7.1	21.1	21.1
Other expense	3.1	(5.7)	18.3	7.9
Total benefits and expenses	1,560.6	630.9	2,420.0	1,505.8
Income (loss) before income taxes	(386.0)	287.8	(36.3)	221.7
Income tax expense (benefit)	(47.7)	108.5	(50.1)	88.0
Net income (loss)	$(338.3)	$179.3	$13.8	$133.7

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(338.3)	$179.3	$13.8	$133.7
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	(88.2)	(122.9)	(276.4)	197.1
Other-than-temporary impairments	1.2	2.4	4.7	11.4
Pension and other postretirement benefits liability	(0.1)	(0.1)	(0.2)	(0.2)
Other comprehensive income (loss), before tax	(87.1)	(120.6)	(271.9)	208.3
Income tax expense (benefit) related to items of other comprehensive income (loss)	(30.6)	(121.0)	(95.2)	73.0
Other comprehensive income (loss), after tax	(56.5)	0.4	(176.7)	135.3
Comprehensive income (loss)	$(394.8)	$179.7	$(162.9)	$269.0

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Changes in Shareholder’s Equity
For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2015	$2.5	$5,310.6	$609.0	$(2,301.9)	$3,620.2
Comprehensive income (loss):
Net income (loss)	—	—	—	13.8	13.8
Other comprehensive income (loss), after tax	—	—	(176.7)	—	(176.7)
Total comprehensive income (loss)					(162.9)
Dividends paid and distributions of capital	—	(492.0)	—	—	(492.0)
Employee related benefits	—	2.6	—	—	2.6
Balance as of September 30, 2015	$2.5	$4,821.2	$432.3	$(2,288.1)	$2,967.9

Balance as of January 1, 2014	$2.5	$5,525.6	$481.2	$(2,277.0)	$3,732.3
Comprehensive income (loss):
Net income (loss)	—	—	—	133.7	133.7
Other comprehensive income (loss), after tax	—	—	135.3	—	135.3
Total comprehensive income (loss)					269.0
Dividends paid and distributions of capital	—	(216.0)	—	—	(216.0)
Employee related benefits	—	1.3	—	—	1.3
Balance as of September 30, 2014	$2.5	$5,310.9	$616.5	$(2,143.3)	$3,786.6

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$1,262.1	$958.2
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	2,479.8	3,279.6
Equity securities, available-for-sale	—	0.5
Mortgage loans on real estate	229.1	349.4
Limited partnerships/corporations	24.3	27.8
Acquisition of:
Fixed maturities	(3,668.2)	(2,963.1)
Equity securities, available-for-sale	(12.4)	—
Mortgage loans on real estate	(672.8)	(419.9)
Limited partnerships/corporations	(38.0)	(57.6)
Derivatives, net	417.6	(560.2)
Short-term investments, net	(394.6)	303.4
Policy loans, net	5.5	6.6
Collateral received (delivered), net	463.4	3.5
Other investments, net	0.3	19.0
Net cash used in investing activities	(1,166.0)	(11.0)
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,838.0	2,474.9
Maturities and withdrawals from investment contracts	(1,720.9)	(3,488.6)
Receipts on deposit contracts	564.3	146.9
Excess tax benefits on share-based compensation	0.4	—
Dividends paid and distributions of capital	(492.0)	(216.0)
Net cash provided by (used in) financing activities	189.8	(1,082.8)
Net increase (decrease) in cash and cash equivalents	285.9	(135.6)
Cash and cash equivalents, beginning of period	362.4	398.0
Cash and cash equivalents, end of period	$648.3	$262.4

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

The accompanying Condensed Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2015, and its results of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014, and its changes in shareholder's equity and statements of cash flows for the nine months ended September 30, 2015 and 2014, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2014 Balance Sheet is from the audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 ("Annual Report on Form 10-K"), filed with the SEC. Therefore, these unaudited Condensed Financial Statements should be read in conjunction with the audited Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

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

Future Adoption of Accounting Pronouncements

Short-Duration Contracts
In May 2015, the FASB issued ASU 2015-09, "Financial Services - Insurance (ASC Topic 944): Disclosures about Short-Duration Contracts" ("ASU 2015-09"), which requires insurance entities to disclose for annual reporting periods information about the liability for unpaid claims and claim adjustment expenses and about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claims adjustment expenses. The standard also requires entities to disclose, for annual and interim reporting periods, a rollforward of the liability for unpaid claims and claim adjustment expenses.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Consolidation
In February 2015, the FASB issued ASU 2015-02, “Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”), which:

•
Modifies the evaluation of whether limited partnerships and similar legal entities are Variable Interest Entities ("VIEs") or Voting Interest Entities ("VOEs"), including the requirement to consider the rights of all equity holders at risk to determine if they have the power to direct the entity's most significant activities.

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

Hybrid Financial Instruments
In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (ASC Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (“ASU 2014-16”), which requires an entity to determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including all embedded derivative features.

The provisions of ASU 2014-16 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. Initial adoption of ASU 2014-16 may be reported on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or on a full retrospective basis, with application to all prior periods presented. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2014-16.

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

In August 2015, the FASB issued ASU 2015-14 to amend the effective date of ASU 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which is January 1, 2017. The provisions of ASU 2014-09 are effective retrospectively. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2014-09.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of September 30, 2015:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$1,174.9	$85.4	$—	$—	$1,260.3	$—
U.S. Government agencies and authorities	80.1	4.0	0.3	—	83.8	—
State, municipalities and political subdivisions	300.3	7.5	4.2	—	303.6	—
U.S. corporate public securities	10,506.8	478.2	152.0	—	10,833.0	4.5
U.S. corporate private securities	2,187.0	90.5	30.5	—	2,247.0	—
Foreign corporate public securities and foreign governments(1)	2,713.9	88.0	78.5	—	2,723.4	—
Foreign corporate private securities(1)	2,653.0	130.9	26.1	—	2,757.8	—

Residential mortgage-backed securities:
Agency	1,496.5	94.4	3.2	16.8	1,604.5	—
Non-Agency	240.6	48.8	1.9	6.9	294.4	21.3
Total Residential mortgage-backed securities	1,737.1	143.2	5.1	23.7	1,898.9	21.3
Commercial mortgage-backed securities	1,419.6	54.8	1.2	—	1,473.2	—
Other asset-backed securities	274.8	15.0	5.8	—	284.0	0.4

Total fixed maturities, including securities pledged	23,047.5	1,097.5	303.7	23.7	23,865.0	26.2
Less: Securities pledged	611.7	60.6	12.9	—	659.4	—
Total fixed maturities	22,435.8	1,036.9	290.8	23.7	23,205.6	26.2
Equity securities	15.4	3.7	—	—	19.1	—
Total fixed maturities and equity securities investments	$22,451.2	$1,040.6	$290.8	$23.7	$23,224.7	$26.2
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2015, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$491.5	$497.2
After one year through five years	4,623.1	4,814.4
After five years through ten years	9,144.4	9,248.9
After ten years	5,357.0	5,648.4
Mortgage-backed securities	3,156.7	3,372.1
Other asset-backed securities	274.8	284.0
Fixed maturities, including securities pledged	$23,047.5	$23,865.0

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of September 30, 2015 and December 31, 2014, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s condensed Shareholder’s equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
September 30, 2015
Communications	$1,115.7	$76.1	$15.5	$1,176.3
Financial	2,668.3	124.7	12.1	2,780.9
Industrial and other companies	10,608.3	399.0	204.3	10,803.0
Utilities	2,775.5	156.9	30.7	2,901.7
Transportation	552.5	22.5	8.6	566.4
Total	$17,720.3	$779.2	$271.2	$18,228.3

December 31, 2014
Communications	$1,081.6	$122.1	$0.9	$1,202.8
Financial	2,451.3	175.0	1.6	2,624.7
Industrial and other companies	9,983.9	542.8	60.6	10,466.1
Utilities	2,743.1	234.3	7.1	2,970.3
Transportation	490.9	36.9	1.7	526.1
Total	$16,750.8	$1,111.1	$71.9	$17,790.0

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of September 30, 2015 and December 31, 2014, approximately 46.2% and 41.7%, respectively, of the Company’s CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. As of September 30, 2015 and December 31, 2014, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions through a lending agent for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in short-term liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of September 30, 2015 and December 31, 2014, the fair value of loaned securities was $131.2 and $121.2, respectively, and is included in Securities pledged on the Condensed Balance Sheets. As of September 30, 2015 and December 31, 2014, collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $135.7 and $125.4, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Balance Sheets. As of September 30, 2015 and December 31, 2014, liabilities to return collateral of $135.7 and $125.4, respectively, is included in Payables under securities loan agreements, including collateral held on the Condensed Balance Sheets.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	September 30, 2015	December 31, 2014
U.S. Treasuries	$—	$25.3
U.S. Government agencies and authorities	—	1.0
U.S. corporate public securities	67.1	70.2
Foreign corporate public securities and foreign governments	68.6	28.9
Payables under securities loan agreements	$135.7	$125.4

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits for any of its investments in VIEs. The Company did not provide any non-contractual financial support and its carrying value represents the Company's exposure to loss. The carrying value of the equity tranches of the Collateralized loan obligations ("CLOs") of $1.3 and $1.8 as of September 30, 2015 and December 31, 2014, respectively, is included in Limited partnerships/corporations on the Condensed Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Statements of Operations.

Securitizations

The Company invests in various tranches of securitization entities, including Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and asset-backed securities ("ABS"). Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company, through its investments or other arrangements, does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and will not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale as described in the Fair Value Measurements Note to these Condensed Financial Statements and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS, that are accounted for under the FVO, for which changes in fair value are reflected in Other net realized gains (losses) in the Condensed Statements of Operations. The Company's maximum exposure to loss on these structured investments is limited to the amount of its investment.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of September 30, 2015:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$—	$—		$—	$—	$—	$—	$—	$—
U.S. Government agencies and authorities	49.9	0.3		—	—	—	—	49.9	0.3
State, municipalities and political subdivisions	135.2	3.7		7.5	0.5	—	—	142.7	4.2
U.S. corporate public securities	2,757.1	107.1		393.3	28.4	114.3	16.5	3,264.7	152.0
U.S. corporate private securities	395.0	19.0		58.9	5.0	34.9	6.5	488.8	30.5
Foreign corporate public securities and foreign governments	841.6	39.6		146.9	20.1	91.4	18.8	1,079.9	78.5
Foreign corporate private securities	507.9	18.0		39.7	6.1	18.9	2.0	566.5	26.1
Residential mortgage-backed	107.0	0.4		40.2	0.5	155.1	4.2	302.3	5.1
Commercial mortgage-backed	150.2	0.6		—	—	0.9	0.6	151.1	1.2
Other asset-backed	13.6	—	*	—	—	79.6	5.8	93.2	5.8
Total	$4,957.5	$188.7		$686.5	$60.6	$495.1	$54.4	$6,139.1	$303.7
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
*Less than $0.1.

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 90.1% and 96.8% of the average book value as of September 30, 2015 and December 31, 2014, respectively.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
September 30, 2015
Six months or less below amortized cost	$5,084.8	$235.1	$174.9	$60.6	848	48
More than six months and twelve months or less below amortized cost	665.4	15.0	37.1	3.7	108	3
More than twelve months below amortized cost	440.9	1.6	27.0	0.4	152	1
Total	$6,191.1	$251.7	$239.0	$64.7	1,108	52

December 31, 2014
Six months or less below amortized cost	$1,844.0	$33.9	$39.7	$7.6	368	8
More than six months and twelve months or less below amortized cost	117.3	—	5.5	—	35	—
More than twelve months below amortized cost	1,509.4	2.5	40.1	0.5	236	1
Total	$3,470.7	$36.4	$85.3	$8.1	639	9

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses			Number of Securities
	< 20%	> 20%		< 20%	> 20%		< 20%	> 20%
September 30, 2015
U.S. Treasuries	$—	$—		$—	$—		—	—
U.S. Government agencies and authorities	50.2	—		0.3	—		1	—
State, municipalities and political subdivisions	146.9	—		4.2	—		68	—
U.S. corporate public securities	3,306.7	110.0		123.8	28.2		561	22
U.S. corporate private securities	505.7	13.6		27.4	3.1		53	1
Foreign corporate public securities and foreign governments	1,045.9	112.5		49.5	29.0		195	25
Foreign corporate private securities	580.1	12.5		22.7	3.4		65	1
Residential mortgage-backed	307.4	—	*	5.1	—	*	112	1
Commercial mortgage-backed	150.8	1.5		0.6	0.6		15	1
Other asset-backed	97.4	1.6		5.4	0.4		38	1
Total	$6,191.1	$251.7		$239.0	$64.7		1,108	52

December 31, 2014
U.S. Treasuries	$63.0	$—		$0.8	$—		4	—
U.S. Government agencies and authorities	1.8	—		—	—		1	—
State, municipalities and political subdivisions	23.2	—		0.1	—		8	—
U.S. corporate public securities	1,617.3	0.8		36.5	0.2		257	2
U.S. corporate private securities	223.7	13.5		4.6	3.2		30	1
Foreign corporate public securities and foreign governments	710.0	7.5		24.7	1.7		147	2
Foreign corporate private securities	205.0	8.4		5.0	1.7		19	1
Residential mortgage-backed	478.5	—		7.2	—		125	—
Commercial mortgage-backed	35.0	2.0		0.3	0.4		9	1
Other asset-backed	113.2	4.2		6.1	0.9		39	2
Total	$3,470.7	$36.4		$85.3	$8.1		639	9
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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company had no new troubled debt restructurings for private placement bonds or commercial mortgage loans.

As of September 30, 2015, the Company held 10 commercial mortgage troubled debt restructured loans with a carrying value of $5.0. These 10 commercial mortgage loans were restructured in August 2013 with a pre-modification and post modification carrying value of $13.4. These loans represent what remains of an initial portfolio of 20 restructures with a pre-modification and post modification carrying value of $24.6. This portfolio of loans is comprised of cross-defaulted, cross-collateralized individual loans, which are owned by the same sponsor. Between the date of the troubled debt restructurings and September 30, 2015, this portfolio of loans has repaid $19.6 in principal.

As of September 30, 2015 and December 31, 2014, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company’s investment in mortgage loans as of the dates indicated:

	September 30, 2015	December 31, 2014
Commercial mortgage loans	$3,299.0	$2,855.2
Collective valuation allowance for losses	(1.0)	(0.8)
Total net commercial mortgage loans	$3,298.0	$2,854.4

There were no impairments taken on the mortgage loan portfolio for the three and nine months ended September 30, 2015 and 2014.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	September 30, 2015	December 31, 2014
Collective valuation allowance for losses, balance at January 1	$0.8	$1.1
Addition to (reduction of) allowance for losses	0.2	(0.3)
Collective valuation allowance for losses, end of period	$1.0	$0.8

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	September 30, 2015	December 31, 2014
Impaired loans without allowances for losses	$5.0	$17.1
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$5.0	$17.1
Unpaid principal balance of impaired loans	$5.0	$17.1

The following table presents information on restructured loans as of the dates indicated:

	September 30, 2015	December 31, 2014
Troubled debt restructured loans	$5.0	$17.1

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure or in arrears with respect to principal and interest as of September 30, 2015 and December 31, 2014.

The following tables present information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended September 30,
	2015	2014
Impaired loans, average investment during the period (amortized cost) (1)	$7.4	$20.0
Interest income recognized on impaired loans, on an accrual basis (1)	0.1	0.3
Interest income recognized on impaired loans, on a cash basis (1)	0.1	0.3
Interest income recognized on troubled debt restructured loans, on an accrual basis	0.1	0.3

	Nine Months Ended September 30,
	2015	2014
Impaired loans, average investment during the period (amortized cost) (1)	$11.0	$21.7
Interest income recognized on impaired loans, on an accrual basis (1)	0.4	0.9
Interest income recognized on impaired loans, on a cash basis (1)	0.5	0.8
Interest income recognized on troubled debt restructured loans, on an accrual basis	0.4	0.9
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

The following table presents the LTV ratios as of the dates indicated:

	September 30, 2015(1)	December 31, 2014(1)
Loan-to-Value Ratio:
0% - 50%	$375.8	$367.2
> 50% - 60%	918.3	674.2
> 60% - 70%	1,868.2	1,671.0
> 70% - 80%	131.3	136.4
> 80% and above	5.4	6.4
Total Commercial mortgage loans	$3,299.0	$2,855.2
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	September 30, 2015(1)	December 31, 2014(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,588.1	$2,085.8
> 1.25x - 1.5x	451.4	397.3
> 1.0x - 1.25x	203.7	282.4
Less than 1.0x	32.2	85.9
Commercial mortgage loans secured by land or construction loans	23.6	3.8
Total Commercial mortgage loans	$3,299.0	$2,855.2
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	September 30, 2015(1)		December 31, 2014(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$778.9	23.6%	$673.0	23.6%
South Atlantic	763.9	23.2%	597.6	20.9%
Middle Atlantic	445.2	13.5%	395.6	13.9%
West South Central	439.2	13.3%	386.2	13.5%
East North Central	324.9	9.8%	281.1	9.8%
Mountain	311.9	9.5%	277.5	9.7%
West North Central	114.4	3.5%	122.2	4.3%
East South Central	62.5	1.8%	84.6	3.0%
New England	58.1	1.8%	37.4	1.3%
Total Commercial mortgage loans	$3,299.0	100.0%	$2,855.2	100.0%
(1) Balances do not include collective valuation allowance for losses.

	September 30, 2015(1)		December 31, 2014(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$1,077.9	32.7%	$932.9	32.7%
Industrial	915.1	27.7%	806.8	28.3%
Apartments	568.5	17.2%	508.6	17.8%
Office	488.7	14.8%	340.1	11.9%
Hotel/Motel	83.3	2.5%	83.3	2.9%
Mixed Use	30.0	1.0%	80.2	2.8%
Other	135.5	4.1%	103.3	3.6%
Total Commercial mortgage loans	$3,299.0	100.0%	$2,855.2	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	September 30, 2015(1)	December 31, 2014(1)
Year of Origination:
2015	$656.4	$—
2014	542.8	540.1
2013	617.0	628.7
2012	277.4	282.0
2011	545.3	601.0
2010	103.5	109.3
2009 and prior	556.6	694.1
Total Commercial mortgage loans	$3,299.0	$2,855.2
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

The following tables identify the Company’s credit-related and intent-related impairments included in the Condensed Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended September 30,
	2015			2014
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$1.5		1	$1.2	2
Foreign corporate public securities and foreign governments(1)	3.8		3	—	—
Foreign corporate private securities(1)	—		—	—	—
Residential mortgage-backed	0.2		8	0.8	17
Commercial mortgage-backed	0.2		1	—	—
Other asset-backed	—		—	0.4	2
Equity	—		—	—	—
Total	$5.7		13	$2.4	21
(1) Primarily U.S. dollar denominated.

	Nine Months Ended September 30,
	2015			2014
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$1.5		1	$1.4	2
Foreign corporate public securities and foreign governments(1)	8.2		4	0.2	2
Foreign corporate private securities(1)	0.4		1	—	—
Residential mortgage-backed	1.4		23	1.4	33
Commercial mortgage-backed	0.4		2	0.1	2
Other asset-backed	—		—	0.5	2
Equity	—	*	1	0.3	2
Total	$11.9		32	$3.9	43
(1) Primarily U.S. dollar denominated.
*Less than $0.1.
The above tables include $0.2 and $5.9 of write-downs related to credit impairments for the three and nine months ended September 30, 2015, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Statements of Operations. The remaining $5.5 and $6.0 in write-downs for the three and nine months ended September 30, 2015, respectively, are related to intent impairments.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended September 30,
	2015		2014
	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$1.5	1	$1.2		2
Foreign corporate public securities and foreign governments(1)	3.7	3	—		—
Foreign corporate private securities(1)	—	—	—		—
Residential mortgage-backed	0.1	2	—		—
Commercial mortgage-backed	0.2	1	—		—
Other asset-backed	—	—	—		—
Equity	—	—	—		—
Total	$5.5	7	$1.2		2
(1) Primarily U.S. dollar denominated.

	Nine Months Ended September 30,
	2015		2014
	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$1.5	1	$1.2		2
Foreign corporate public securities and foreign governments(1)	4.0	3	0.2		2
Foreign corporate private securities(1)	—	—	—		—
Residential mortgage-backed	0.1	2	—	*	4
Commercial mortgage-backed	0.4	2	0.1		2
Other asset-backed	—	—	—		—
Equity	—	—	—		—
Total	$6.0	8	$1.5		10
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended September 30,
	2015	2014
Balance at July 1	$29.7	$37.3
Additional credit impairments:
On securities not previously impaired	—	0.4
On securities previously impaired	0.3	0.8
Reductions:
Increase in cash flows	—	—
Securities sold, matured, prepaid or paid down	1.2	1.3
Balance at September 30	$28.8	$37.2

	Nine Months Ended September 30,
	2015	2014
Balance at January 1	$33.1	$42.1
Additional credit impairments:
On securities not previously impaired	—	0.5
On securities previously impaired	1.3	1.7
Reductions:
Increase in cash flows	0.3	—
Securities sold, matured, prepaid or paid down	5.3	7.1
Balance at September 30	$28.8	$37.2

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Fixed maturities	$290.1	$282.7	$867.1	$836.5
Equity securities, available-for-sale	0.7	0.7	1.5	2.0
Mortgage loans on real estate	37.8	35.9	110.9	105.9
Policy loans	1.2	1.3	3.6	3.8
Short-term investments and cash equivalents	0.1	0.2	0.2	0.7
Other	5.8	14.0	17.3	32.9
Gross investment income	335.7	334.8	1,000.6	981.8
Less: Investment expenses	13.6	13.0	40.0	38.1
Net investment income	$322.1	$321.8	$960.6	$943.7

As of September 30, 2015 and December 31, 2014, the Company had $1.8 and $0.2, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Fixed maturities, available-for-sale, including securities pledged	$(9.6)	$(8.0)	$(10.4)	$(2.5)
Fixed maturities, at fair value option	(20.7)	(22.5)	(57.5)	(38.9)
Equity securities, available-for-sale	—	0.1	—	(0.1)
Derivatives	837.6	142.1	506.9	(2.4)
Embedded derivative - fixed maturities	0.5	(0.4)	(2.6)	(2.2)
Embedded derivative - product guarantees	(263.5)	142.8	45.8	(249.7)
Other investments	(0.2)	(0.1)	(0.1)	17.9
Net realized capital gains (losses)	$544.1	$254.0	$482.1	$(277.9)
After-tax net realized capital gains (losses)	$353.6	$165.0	$313.3	$(180.7)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds on sales	$342.0	$671.8	$1,057.4	$1,755.5
Gross gains	4.0	3.2	11.4	13.3
Gross losses	8.9	7.8	12.2	22.5

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

Currency forwards: The Company uses currency forward contracts to hedge policyholder liabilities associated with the variable annuity contracts which are linked to foreign indices. The currency fluctuations may result in a decrease in account values, which would increase the possibility of the Company incurring an expense for guaranteed benefits in excess of account values. The Company also utilizes currency forward contracts to hedge currency exposure related to invested assets. The Company utilizes these contracts in non-qualifying hedging relationships.

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

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	September 30, 2015			December 31, 2014
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$18.2	$0.6	$—	$7.7	$0.4	$—
Foreign exchange contracts	57.1	10.8	—	57.1	7.9	—
Fair value hedges:
Interest rate contracts	295.1	—	6.9	299.1	2.1	7.8
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	27,229.7	683.5	176.1	23,792.7	434.2	98.5
Foreign exchange contracts	970.1	25.8	11.4	1,032.0	22.5	8.2
Equity contracts	24,523.7	354.8	237.7	20,610.5	420.2	209.8
Credit contracts	1,230.0	2.7	3.6	1,220.0	4.1	16.3
Embedded derivatives:
Within fixed maturity investments	N/A	23.7	—	N/A	26.2	—
Within annuity products	N/A	—	3,594.4	N/A	—	3,488.8
Within reinsurance agreements	N/A	(8.8)	88.6	N/A	9.6	211.0
Total		$1,093.1	$4,118.7		$927.2	$4,040.4
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Balance Sheets at fair value.
N/A - Not Applicable

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of September 30, 2015 and December 31, 2014. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	September 30, 2015
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$1,230.0	$2.7	$3.6
Equity contracts	16,391.9	343.5	104.1
Foreign exchange contracts	1,027.2	36.6	11.4
Interest rate contracts	23,703.8	683.5	183.0
		1,066.3	302.1
Counterparty netting(1)		(273.7)	(273.7)
Cash collateral netting(1)		(728.0)	(25.3)
Securities collateral netting(1)		(0.1)	(2.5)
Net receivables/payables		$64.5	$0.6
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Balance Sheets. As of September 30, 2015, the Company held $751.0 of net cash collateral and pledged $24.9 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2014, the Company held $268.5 of net cash collateral and pledged $5.8 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of September 30, 2015, the Company delivered $528.2 of securities and held $0.4 securities as collateral. As of December 31, 2014, the Company delivered $505.6 of securities and held $130.5 securities as collateral.

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$0.1	$—	$0.2	$0.1
Foreign exchange contracts	0.1	0.2	0.5	0.5
Fair value hedges:
Interest rate contracts	(2.8)	—	(4.8)	(8.9)
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	283.3	71.3	169.8	462.3
Foreign exchange contracts	6.7	58.1	38.1	56.0
Equity contracts	543.3	12.6	297.6	(513.4)
Credit contracts	6.9	(0.1)	5.5	1.0
Embedded derivatives:
Within fixed maturity investments(2)	0.5	(0.4)	(2.6)	(2.2)
Within annuity products(2)	(263.5)	142.8	45.8	(249.7)
Within reinsurance agreements(3)	(23.5)	18.0	104.0	(161.1)
Total	$551.1	$302.5	$654.1	$(415.4)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Statements of Operations. For the three and nine months ended September 30, 2015 and 2014, ineffective amounts were immaterial.
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of September 30, 2015, the fair values of credit default swaps of $2.7 and $3.6 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Balance Sheets. As of December 31, 2014, the fair values of credit default swaps of $4.1and $16.3 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Balance Sheets.  As of September 30, 2015 and December 31, 2014, the maximum potential future exposure to the Company was $220.0 in credit default swaps. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions.  If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,250.8	$9.5	$—	$1,260.3
U.S. Government agencies and authorities	—	83.8	—	83.8
State, municipalities and political subdivisions	—	303.6	—	303.6
U.S. corporate public securities	—	10,779.1	53.9	10,833.0
U.S. corporate private securities	—	1,965.3	281.7	2,247.0
Foreign corporate public securities and foreign governments(1)	—	2,722.2	1.2	2,723.4
Foreign corporate private securities(1)	—	2,610.6	147.2	2,757.8
Residential mortgage-backed securities	—	1,870.7	28.2	1,898.9
Commercial mortgage-backed securities	—	1,459.7	13.5	1,473.2
Other asset-backed securities	—	272.4	11.6	284.0
Total fixed maturities, including securities pledged	1,250.8	22,076.9	537.3	23,865.0
Equity securities, available-for-sale	12.6	—	6.5	19.1
Derivatives:
Interest rate contracts	0.5	683.6	—	684.1
Foreign exchange contracts	—	36.6	—	36.6
Equity contracts	11.3	342.5	1.0	354.8
Credit contracts	—	2.7	—	2.7
Embedded derivative on reinsurance	—	(8.8)	—	(8.8)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,050.1	1.4	—	2,051.5
Assets held in separate accounts	33,161.0	—	—	33,161.0
Total assets	$36,486.3	$23,134.9	$544.8	$60,166.0
Liabilities:
Derivatives:
Annuity product guarantees:
FIA	$—	$—	$1,625.9	$1,625.9
GMAB/GMWB/GMWBL(2)	—	—	1,968.5	1,968.5
Other derivatives:
Interest rate contracts	—	183.0	—	183.0
Foreign exchange contracts	—	11.4	—	11.4
Equity contracts	133.6	104.1	—	237.7
Credit contracts	—	3.6	—	3.6
Embedded derivative on reinsurance	—	88.6	—	88.6
Total liabilities	$133.6	$390.7	$3,594.4	$4,118.7
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$916.6	$9.5	$—	$926.1
U.S. Government agencies and authorities	—	83.4	—	83.4
State, municipalities and political subdivisions	—	164.4	—	164.4
U.S. corporate public securities	—	10,253.8	53.8	10,307.6
U.S. corporate private securities	—	1,880.6	260.2	2,140.8
Foreign corporate public securities and foreign governments(1)	—	2,825.1	—	2,825.1
Foreign corporate private securities(1)	—	2,703.4	147.3	2,850.7
Residential mortgage-backed securities	—	2,019.2	31.3	2,050.5
Commercial mortgage-backed securities	—	1,627.5	—	1,627.5
Other asset-backed securities	—	300.0	0.9	300.9
Total fixed maturities, including securities pledged	916.6	21,866.9	493.5	23,277.0
Equity securities, available-for-sale	6.7	—	—	6.7
Derivatives:
Interest rate contracts	—	436.7	—	436.7
Foreign exchange contracts	—	30.4	—	30.4
Equity contracts	103.1	285.9	31.2	420.2
Credit contracts	—	4.1	—	4.1
Embedded derivative on reinsurance	—	9.6	—	9.6
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,277.5	—	1.8	1,279.3
Assets held in separate accounts	38,547.7	—	—	38,547.7
Total assets	$40,851.6	$22,633.6	$526.5	$64,011.7
Liabilities:
Derivatives:
Annuity product guarantees:
FIA	$—	$—	$1,924.4	$1,924.4
GMAB/GMWB/GMWBL(2)	—	—	1,564.4	1,564.4
Other derivatives:
Interest rate contracts	—	106.3	—	106.3
Foreign exchange contracts	—	8.2	—	8.2
Equity contracts	8.1	201.7	—	209.8
Credit contracts	—	16.3	—	16.3
Embedded derivative on reinsurance	—	211.0	—	211.0
Total liabilities	$8.1	$543.5	$3,488.8	$4,040.4
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and nine months ended September 30, 2015 and 2014. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2015
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. Corporate public securities	31.4	—	—	53.3	—	—	—	—	(30.8)	53.9	—
U.S. Corporate private securities	281.2	(0.1)	0.6	13.5	—	—	(4.6)	—	(8.9)	281.7	—
Foreign corporate public securities and foreign governments(1)	4.2	—	—	—	—	—	(3.0)	—	—	1.2	—
Foreign corporate private securities(1)	149.8	—	(1.1)	6.7	—	—	(7.6)	—	(0.6)	147.2	—
Residential mortgage-backed securities	28.8	(0.4)	(0.1)	—	—	—	(0.1)	—	—	28.2	(0.4)
Commercial mortgage-backed securities	—	—	(0.1)	15.0	—	—	(1.4)	—	—	13.5	—
Other asset-backed securities	11.9	—	—	—	—	—	(0.3)	—	—	11.6	—
Total fixed maturities, including securities pledged:	507.3	(0.5)	(0.7)	88.5	—	—	(17.0)	—	(40.3)	537.3	(0.4)
Equity securities, available-for-sale	—	—	—	6.5	—	—	—	—	—	6.5	—
Derivatives:
Annuity product guarantees:
FIA(2)	(1,907.6)	321.7	—	—	(79.4)	—	39.4	—	—	(1,625.9)	—
GMWB/GMAB/GMWBL(2)	(1,346.2)	(585.2)	—	—	(37.2)	—	0.1	—	—	(1,968.5)	—
Other derivatives, net	11.0	(14.7)	—	5.2	—	—	(0.5)	—	—	1.0	(10.0)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1.8	—	—	—	—	—	(1.8)	—	—	—	—
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2015
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. Corporate public securities	53.8	—	—	53.3	—	—	—	—	(53.2)	53.9	—
U.S. Corporate private securities	260.2	(0.1)	(4.3)	52.4	—	—	(54.4)	27.9	—	281.7	(0.1)
Foreign corporate public securities and foreign governments(1)	—	(4.2)	(0.3)	—	—	—	(5.1)	10.8	—	1.2	(4.2)
Foreign corporate private securities(1)	147.3	—	(1.0)	9.4	—	—	(30.0)	21.5	—	147.2	(0.1)
Residential mortgage-backed securities	31.3	(1.7)	(0.3)	—	—	—	(0.3)	1.8	(2.6)	28.2	(1.7)
Commercial mortgage-backed securities	—	—	(0.1)	15.0	—	—	(1.4)	—	—	13.5	—
Other asset-backed securities	0.9	—	—	11.9	—	—	(0.4)	16.5	(17.3)	11.6	—
Total fixed maturities, including securities pledged	493.5	(6.0)	(6.0)	142.0	—	—	(91.6)	78.5	(73.1)	537.3	(6.1)
Equity securities, available-for-sale	—	—	—	6.5	—	—	—	—	—	6.5	—
Derivatives:
Annuity product guarantees:
FIA(2)	(1,924.4)	335.5	—	—	(173.1)	—	136.1	—	—	(1,625.9)	—
GMWB/GMAB/GMWBL(2)	(1,564.4)	(289.7)	—	—	(114.8)	—	0.4	—	—	(1,968.5)	—
Other derivatives, net	31.2	(29.1)	—	16.1	—	—	(17.2)	—	—	1.0	(30.2)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1.8	—	—	—	—	—	(1.8)	—	—	—	—
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2014
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. Corporate public securities	81.3	(0.1)	(0.6)	8.9	—	—	(1.0)	7.0	(17.9)	77.6	(0.1)
U.S. Corporate private securities	131.8	—	(9.0)	15.2	—	—	(14.5)	121.5	(7.7)	237.3	—
Foreign corporate public securities and foreign governments(1)	—	—	—	—	—	—	—	—	—	—	—
Foreign corporate private securities(1)	114.1	—	(2.8)	—	—	—	—	—	—	111.3	—
Residential mortgage-backed securities	32.2	(1.0)	0.5	—	—	—	(0.3)	—	(1.8)	29.6	(1.0)
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	1.4	0.4	(0.4)	—	—	—	(0.4)	—	—	1.0	0.4
Total fixed maturities, including securities pledged:	360.8	(0.7)	(12.3)	24.1	—	—	(16.2)	128.5	(27.4)	456.8	(0.7)
Equity securities, available-for-sale	—	—	—	—	—	—	—	—	—	—	—
Derivatives:
Annuity products guarantees:
FIA(2)	(1,888.8)	38.4	—	—	(31.4)	—	33.7	—	—	(1,848.1)	—
GMWB/GMAB/GMWBL(2)	(1,209.4)	104.4	—	—	(37.9)	—	0.1	—	—	(1,142.8)	—
Other derivatives, net	53.2	2.9	—	5.7	—	—	(22.1)	—	—	39.7	(13.6)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	—	—	—	—	—	—	—	—	—
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2014
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$4.2	$—	$—	$—	$—	$—	$—	$—	$(4.2)	$—	$—
U.S. Corporate public securities	41.9	(0.1)	1.3	20.4	—	—	(3.2)	17.3	—	77.6	(0.1)
U.S. Corporate private securities	48.5	(0.1)	(3.5)	70.4	—	—	(23.7)	145.7	—	237.3	(0.1)
Foreign corporate public securities and foreign governments(1)	—	—	—	—	—	—	—	—	—	—	—
Foreign corporate private securities(1)	24.6	—	(2.3)	23.9	—	—	(7.5)	85.7	(13.1)	111.3	—
Residential mortgage-backed securities	27.6	(2.1)	0.8	0.3	—	(2.8)	(1.1)	8.8	(1.9)	29.6	(2.0)
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	22.0	2.6	(2.3)	—	—	—	(11.7)	—	(9.6)	1.0	1.1
Total fixed maturities, including securities pledged	168.8	0.3	(6.0)	115.0	—	(2.8)	(47.2)	257.5	(28.8)	456.8	(1.1)
Equity securities, available-for-sale	—	(0.3)	0.3	—	—	—	—	—	—	—	(0.3)
Derivatives:
Annuity product guarantees:
FIA(2)	(1,693.5)	(120.7)	—	—	(124.8)	—	90.9	—	—	(1,848.1)	—
GMWB/GMAB/GMWBL(2)	(901.0)	(129.0)	—	—	(113.2)	—	0.4	—	—	(1,142.8)	—
Other derivatives, net	57.0	33.7	—	17.6	—	—	(68.6)	—	—	39.7	(17.3)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	—	—	—	—	—	—	—	—	—
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2015 and 2014, the transfers in and out of Level 3 for fixed maturities and equity securities, were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of September 30, 2015:

Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA
Long-term equity implied volatility	15% to 25%		15% to 25%		—
Interest rate implied volatility	0.1% to 18%		0.1% to 18%		—
Correlations between:
Equity Funds	48% to 98%		48% to 98%		—
Equity and Fixed Income Funds	-38% to 62%		-38% to 62%		—
Interest Rates and Equity Funds	-32% to 14%		-32% to 14%		—
Nonperformance risk	0.21% to 1.4%		0.21% to 1.4%		0.21% to 1.4%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—
Partial Withdrawals	0% to 10%		0% to 10%		0% to 10%
Lapses	0.08% to 22%	(3)(4)	0.08% to 25%	(3)(4)	0% to 60%	(3)
Mortality	—	(5)	—	(5)	—	(5)

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 35% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, the Company assumes that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money." The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of September 30, 2015 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money		Total	Average Expected Delay (Years)**
< 60	$2.3	$—	*	$2.3	9.1
60-69	6.1	—	*	6.1	4.4
70+	5.2	—	*	5.2	2.6
	$13.6	$—	*	$13.6	5.2
* Less than $0.1.
** For population expected to withdraw in future. Excludes policies taking systematic withdraws and 15% of policies the Company assumes will never withdraw.
(3) Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period.
(4) The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of September 30, 2015 (account value amounts are in $ billions).

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value		Lapse Range
During Surrender Charge Period
	In the Money**	$—	*	0.08% to 7.2%	$5.7		0.08% to 5.6%
	Out of the Money	—	*	0.41% to 7.9%	—	*	0.36% to 5.9%
After Surrender Charge Period
	In the Money**	—	*	2.5% to 22.5%	8.1		1.4% to 20.7%
	Out of the Money	—	*	11.9% to 24.8%	0.5		5.0% to 21.7%
*Less than $0.1.
** The low end of the range corresponds to policies that are highly "in the money." The high end of the range corresponds to the policies that are close to zero in terms of "in the moneyness."
(5) The mortality rate is based on the 2012 Individual Annuity Mortality Basic table with mortality improvements.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$23,865.0	$23,865.0	$23,277.0	$23,277.0
Equity securities, available-for-sale	19.1	19.1	6.7	6.7
Mortgage loans on real estate	3,298.0	3,432.5	2,854.4	2,989.1
Policy loans	81.9	81.9	87.4	87.4
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	2,051.5	2,051.5	1,279.3	1,279.3
Derivatives	1,078.2	1,078.2	891.4	891.4
Other investments	48.9	48.9	49.4	49.4
Deposits from affiliates	—	—	653.2	693.0
Embedded derivative on reinsurance	(8.8)	(8.8)	9.6	9.6
Assets held in separate accounts	33,161.0	33,161.0	38,547.7	38,547.7
Liabilities:
Investment contract liabilities:
Deferred annuities(1)	19,135.2	19,544.0	19,054.6	19,122.0
Funding agreements with fixed maturities and guaranteed investment contracts	951.0	925.3	961.3	936.2
Supplementary contracts, immediate annuities and other	1,690.9	1,872.7	1,296.7	1,404.5
Derivatives:
Annuity product guarantees:
FIA	1,625.9	1,625.9	1,924.4	1,924.4
GMAB/GMWB/GMWBL	1,968.5	1,968.5	1,564.4	1,564.4
Other derivatives	435.7	435.7	340.6	340.6
Long-term debt	435.0	524.7	435.0	545.6
Embedded derivative on reinsurance	88.6	88.6	211.0	211.0
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2015
	DAC	VOBA	Total
Balance as of January 1, 2015	$2,212.9	$39.1	$2,252.0
Deferrals of commissions and expenses	77.4	—	77.4
Amortization:
Amortization(1)	(456.5)	(15.4)	(471.9)
Interest accrued(2)	70.8	2.3	73.1
Net amortization included in the Condensed Statements of Operations	(385.7)	(13.1)	(398.8)
Change in unrealized capital gains/losses on available-for-sale securities	254.8	12.7	267.5
Balance as of September 30, 2015	$2,159.4	$38.7	$2,198.1

	2014
	DAC	VOBA	Total
Balance as of January 1, 2014	$2,271.7	$58.6	$2,330.3
Deferrals of commissions and expenses	92.0	—	92.0
Amortization:
Amortization	(92.0)	(9.4)	(101.4)
Interest accrued(2)	77.2	2.5	79.7
Net amortization included in the Condensed Statements of Operations	(14.8)	(6.9)	(21.7)
Change in unrealized capital gains/losses on available-for-sale securities	(208.0)	(8.8)	(216.8)
Balance as of September 30, 2014	$2,140.9	$42.9	$2,183.8
(1)Includes loss recognition of $275.7 related to DAC and $1.2 related to VOBA.
(2) Interest accrued at the following rates for VOBA: 2.2% to 5.8% during 2015 and 2.0% to 5.8% during 2014.

Loss recognition related to Sales inducements to contract owners for the three and nine months ended September 30, 2015 was $65.1.

6.    Capital Contributions and Dividends

During the nine months ended September 30, 2015 and 2014, the Company did not receive any capital contributions from its Parent.

During the nine months ended September 30, 2015, the Company declared an ordinary dividend to its Parent in the amount of $394.0, which was paid to its Parent on May 20, 2015. During the nine months ended September 30, 2014, the Company paid an ordinary dividend in the amount of $216.0 to its Parent.

During the nine months ended September 30, 2015, the Company declared an extraordinary distribution in the amount of $98.0, subject to receipt of approval by the Iowa Insurance Division. The Iowa Insurance Division provided its approval on June 25, 2015, and the Company paid the extraordinary distribution to its Parent on June 26, 2015.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	September 30,
	2015	2014
Fixed maturities, net of OTTI	$793.8	$1,290.3
Equity securities, available-for-sale	3.7	3.6
Derivatives	11.1	4.1
DAC/VOBA and Sales inducements adjustments on available-for-sale securities	(394.5)	(601.3)
Other	(35.6)	(34.9)
Unrealized capital gains (losses), before tax	378.5	661.8
Deferred income tax asset (liability)	53.1	(46.1)
Unrealized capital gains (losses), after tax	431.6	615.7
Pension and other postretirement benefits liability, net of tax	0.7	0.8
AOCI	$432.3	$616.5

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Statements of Operations, were as follows for the periods indicated:

	Three Months Ended September 30, 2015
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(81.9)		$28.6	$(53.3)
Equity securities	—		—	—
Other	(0.2)		—	(0.2)
OTTI	1.2		(0.4)	0.8
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	9.6		(3.3)	6.3
DAC/VOBA and sales inducements	(15.9)		5.6	(10.3)
Change in unrealized gains/losses on available-for-sale securities	(87.2)		30.5	(56.7)

Derivatives:
Derivatives	0.2	(1)	—	0.2
Adjustments for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—	—
Change in unrealized gains/losses on derivatives	0.2		—	0.2

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	(0.1)		0.1	—
Change in pension and other postretirement benefits liability	(0.1)		0.1	—
Change in Other comprehensive income (loss)	$(87.1)		$30.6	$(56.5)

(1) See the Derivative Financial Instruments Note to these Condensed Financial Statements for additional information.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2015
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(609.8)		$213.3	$(396.5)
Equity securities	0.1		—	0.1
Other	(0.1)		—	(0.1)
OTTI	4.7		(1.6)	3.1
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	10.4		(3.6)	6.8
DAC/VOBA and Sales inducements	319.5	(1)	(111.8)	207.7
Change in unrealized gains/losses on available-for-sale securities	(275.2)		96.3	(178.9)

Derivatives:
Derivatives	3.5	(2)	(1.2)	2.3
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—	—
Change in unrealized gains/losses on derivatives	3.5		(1.2)	2.3

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	(0.2)		0.1	(0.1)
Change in pension and other postretirement benefits liability	(0.2)		0.1	(0.1)
Change in Other comprehensive income (loss)	$(271.9)		$95.2	$(176.7)

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.    Income Taxes

Income taxes were different from the amount computed by applying the federal income tax rate to Income (loss) before income taxes for the following reasons for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income (loss) before income taxes	$(386.0)	$287.8	$(36.3)	$221.7
Tax rate	35.0%	35.0%	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	(135.1)	100.7	(12.7)	77.6
Tax effect of:
Dividends received deduction	(26.1)	(9.9)	(58.6)	(42.4)
Valuation allowance	113.5	17.7	21.1	49.9
Audit settlement	—	—	—	2.8
Non-deductible expense (benefit)	—	0.3	0.1	0.3
Other	—	(0.3)	—	(0.2)
Income tax expense (benefit)	$(47.7)	$108.5	$(50.1)	$88.0

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of September 30, 2015 and December 31, 2014, the Company had total valuation allowances of $570.8 and $549.7, respectively. As of September 30, 2015 and December 31, 2014, $756.5 and $735.4, respectively, of these valuation allowances were allocated to continuing operations and $(185.7) was allocated to Other comprehensive income (loss) related to realized and unrealized capital losses.

For the three months ended September 30, 2015 and 2014, the total increases (decreases) in the valuation allowance were $113.5 and $(61.3), respectively. With respect to the 2015 increase, $113.5 was allocated to continuing operations. With respect to the 2014 increase (decrease), $17.7 was allocated to continuing operations and $(79.0) was allocated to Other comprehensive income. For the nine months ended September 30, 2015 and 2014, there were total increases in the valuation allowance of $21.1 and $49.9, respectively, and were allocated to continuing operations.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company does not expect any material changes in the amount of the unrecognized tax benefit of $5.5 within the next twelve months. The timing of a payment (if any) associated with the unrecognized tax benefit cannot be reliably estimated.

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

Under this agreement, the Company incurred minimal interest expense for the three and nine months ended September 30, 2015. The Company did not incur interest expense for the three and nine months ended September 30, 2014. The Company did not earn interest income for the three months ended September 30, 2015 and earned $0.7 in interest income for the nine months ended September 30, 2015. The Company did not earn interest income for the three months ended September 30, 2014 and earned $0.2 in interest income for the nine months ended September 30, 2014. As of September 30, 2015 and December 31, 2014, the Company did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement.

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

As of September 30, 2015 and December 31, 2014, the Company had off-balance sheet commitments to purchase investments of $445.4 and $214.1, respectively.

Federal Home Loan Bank Funding

The Company is a member of the FHLB of Des Moines and is required to maintain collateral to back funding agreements issued to the FHLB. As of September 30, 2015 and December 31, 2014, the Company had $950.2 and $950.1, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB. These non-putable funding agreements are included in Future policy benefits and contract owner account balances on the Condensed Balance Sheets. As of September 30, 2015 and December 31, 2014, assets with a market value of $1.1 billion collateralized the funding agreements to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Condensed Balance Sheets.

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

	September 30, 2015	December 31, 2014
Fixed maturity collateral pledged to FHLB	$1,107.3	$1,119.8
FHLB restricted stock(1)	48.0	48.0
Other fixed maturities-state deposits	11.5	11.4
Securities pledged(2)	659.4	626.8
Total restricted assets	$1,826.2	$1,806.0
(1) Reported in Other investments on the Condensed Balance Sheets.
(2) Includes the fair value of loaned securities of $131.2 and $121.2 as of September 30, 2015 and December 31, 2014, respectively. In addition, as of September 30, 2015 and December 31, 2014, the Company delivered securities as collateral of $528.2 and $505.6, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Balance Sheets.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2015, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, is not material to the Company.

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

11.    Related Party Transactions

Reinsurance Agreements

Reinsurance Ceded

As of September 30, 2015 and December 31, 2014, total reserves ceded to affiliates were $5.0 billion and $3.7 billion, respectively. For the three and nine months ended September 30, 2015, premiums ceded to affiliates were $75.9 and $325.4, respectively. For the three and nine months ended September 30, 2014, premiums ceded to affiliates were $71.4 and $206.8, respectively.

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

Also effective June 30, 2008, the Company entered into a services agreement with SLDI, under which the Company provides certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement. For the three and nine months ended September 30, 2015, revenue related to the agreement was $2.6 and $8.3, respectively. For the three and nine months ended September 30, 2014, revenue related to the agreement was $3.1 and $9.3, respectively.

Effective July 1, 2009, the reinsurance agreement was amended and restated to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to the Company, and the Company deposited those assets into a funds withheld trust account. As of September 30, 2015 and December 31, 2014, the assets on deposit in the trust account were $6.8 billion and $5.5 billion, respectively. The Company also established a corresponding funds withheld liability to SLDI, which is included in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets. Funds held under reinsurance treaties with affiliates related to this agreement had a balance of $6.7 billion and $5.3 billion as of September 30, 2015 and December 31, 2014, respectively. In addition, as of September 30, 2015 and December 31, 2014, the Company had an embedded derivative with a value of $91.9 and $207.4, respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets.

Also effective July 1, 2009, the Company and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account. SLDI has retained its affiliate, Voya Investment Management LLC (formerly, ING Investment Management LLC) as sub-advisor for the funds withheld account.

Effective October 1, 2011, the Company and SLDI entered into an amended and restated automatic reinsurance agreement in order to provide more flexibility to the Company and SLDI with respect to the collateralization of the reserves related to the variable annuity guaranteed living benefits reinsured under the agreement. As of September 30, 2015 and December 31, 2014, reserves

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

ceded by the Company under this agreement were $4.7 billion and $3.4 billion, respectively. In addition, a deferred loss in the amount of $287.8 and $308.1 as of September 30, 2015 and December 31, 2014, respectively, is included in Other assets on the Condensed Balance Sheets and is amortized over the period of benefit in Other expense in the Condensed Statements of Operations.

Reinsurance Assumed

As of September 30, 2015 and December 31, 2014, total reserves assumed from affiliates were $435.0 and $439.1, respectively. For the three and nine months ended September 30, 2015, premiums assumed from affiliates were $107.1 and $318.2, respectively. For the three and nine months ended September 30, 2014, premiums assumed from affiliates were $99.2 and $303.3, respectively.

Deposits Receivable

As of September 30, 2015 and December 31, 2014, deposits receivable from affiliates were $154.8 and $806.7, respectively.

Multi-year Guaranteed Fixed Annuity - Coinsurance

Effective May 1, 2005, the Company entered into a coinsurance agreement with its affiliate, Security Life of Denver Insurance Company ("SLD"). Under the terms of the agreement, SLD assumed and accepted the responsibility for paying, when due, 100% of the liabilities arising under the multi-year guaranteed fixed annuity contracts issued by the Company between January 1, 2001 and December 31, 2003. The coinsurance agreement was accounted for using the deposit method. As of December 31, 2014, the deposit receivable was $653.2. On September 25, 2015, the Company recaptured, via a commutation agreement, the multi-year guaranteed fixed annuity contracts ceded under the coinsurance agreement. Under the terms of the agreement, which was effective July 1, 2015, the Company received net assets in the amount of $618.7 in satisfaction of the deposit receivable balance and recognized a pre-tax loss of $4.2 in the third quarter 2015.

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

The following discussion and analysis presents a review of our results of operations for the three and nine months ended September 30, 2015 and 2014 and financial condition as of September 30, 2015 and December 31, 2014. This item should be read in its entirety and in conjunction with the Condensed Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K for the year ended December 31, 2014 ("Annual Report on Form 10-K").

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

Assumptions and Periodic Review

Changes in assumptions can have a significant impact on DAC, VOBA, DSI, (collectively, “DAC/VOBA and other intangibles”), amortization rates, reserve levels and results of operations. Assumptions are management's best estimates of future outcome. We periodically review these assumptions against actual experience and, based on additional information that becomes available, update our assumptions.
During the third quarter of 2015 and 2014, we conducted our annual review of assumptions, including projection model inputs. As a result of these reviews, in the three months ended September 30, 2015 and 2014, we made a number of changes, which resulted in (unfavorable) favorable impacts on Income (loss) before income taxes of $(34.3) millionn and $231.7 million, respectively, of which $(83.0) million million and $109.3 million was related to DAC/VOBA and other intangibles unlocking.

We also review the recoverability of DAC, VOBA and DSI balances each period. These assets are deemed to be unrecoverable if the estimated gross profits do not exceed these balances and a write-down is recorded as loss recognition. During the three and nine months ended September 30, 2015, we recognized loss recognition of $342.0 million before income taxes, of which $276.9 million and $65.1 million was recorded to Net amortization of DAC and VOBA; and Interest credited and other benefits to contract owners, respectively, in the Condensed Statements of Operations, with a corresponding decrease on the Condensed Balance Sheets to Deferred policy acquisition costs, Value of business acquired, and Sales inducements to contract owners. We also established premium deficiency reserves of $126.0 million before tax related to certain payout annuity contracts, which was recorded as an increase in Policyholder benefits and contract owner balances with a corresponding increase in Deposits and reinsurance recoverable, as the reserves are ceded to an affiliate on a 100% coinsurance and coinsurance funds withheld basis. As a result, the establishment of this premium deficiency reserve had no impact on the Condensed Statements of Operations for the three and nine months ended September 30, 2015.

Income Taxes

As of September 30, 2015 and December 31, 2014, we recognized $160.7 million and $177.7 million, respectively, of deferred tax assets based on tax planning strategies related to unrealized gains on investment assets. These tax planning strategies support the recognition of deferred tax assets, which have been provided on deductible temporary differences. Further changes, such as interest rate movements, could adversely impact such tax planning strategies. To the extent unrealized gains decrease or to the extent loss utilization is limited, the tax benefit will likely be reduced by increasing the tax valuation allowance.

The deferred tax valuation allowance as of September 30, 2015 was $570.8 million, of which $561.7 million and $9.1 million were related to ordinary deferred tax assets and foreign tax credits, respectively. The deferred tax valuation allowance as December 31, 2014 was $549.7 million, of which $540.6 million and $9.1 million were related to ordinary deferred tax assets and foreign tax credits, respectively.

Results of Operations

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Net investment income	$322.1	$321.8	$960.6	$943.7
Fee income	175.2	214.8	550.3	627.3
Premiums	129.0	121.0	374.9	411.0
Net realized capital gains (losses):
Total other-than-temporary impairments	(5.4)	(2.5)	(10.6)	(4.1)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	0.3	(0.1)	1.3	(0.2)
Net other-than-temporary impairments recognized in earnings	(5.7)	(2.4)	(11.9)	(3.9)
Other net realized capital gains (losses)	549.8	256.4	494.0	(274.0)
Total net realized capital gains (losses)	544.1	254.0	482.1	(277.9)
Other revenue	4.2	7.1	15.8	23.4
Total revenues	1,174.6	918.7	2,383.7	1,727.5
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,395.6	442.1	1,617.4	1,098.8
Operating expenses	127.4	115.9	364.4	356.3
Net amortization of Deferred policy acquisition costs and Value of business acquired	27.4	71.5	398.8	21.7
Interest expense	7.1	7.1	21.1	21.1
Other expense	3.1	(5.7)	18.3	7.9
Total benefits and expenses	1,560.6	630.9	2,420.0	1,505.8
Income (loss) before income taxes	(386.0)	287.8	(36.3)	221.7
Income tax expense (benefit)	(47.7)	108.5	(50.1)	88.0
Net income (loss)	$(338.3)	$179.3	$13.8	$133.7

Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014

Our Net income (loss) for the three months ended September 30, 2015 reflected loss in the current period compared to income in the prior period due to unfavorable changes in Interest credited and other benefits to contract owners/policyholders, a decrease in Fee income and an increase in Other expense, partially offset by favorable changes in Total net realized capital gains (losses), Income tax expense (benefit) and Net amortization of DAC and VOBA and an increase in Premiums.

Revenues

Total revenues increased $255.9 million from $918.7 million to $1,174.6 million primarily due to favorable changes in Total net realized capital gains (losses) and an increase in Premiums, partially offset by a decrease in Fee income.

Fee income decreased $39.6 million from $214.8 million to $175.2 million primarily due to lower average separate account assets under management resulting from the continued runoff of our closed block of variable annuity business.

Premiums increased $8.0 million from $121.0 million to $129.0 million primarily due to an increase in assumed premiums from an affiliate due to favorable persistency.

Total net realized capital gains (losses) increased $290.1 million from a gain of $254.0 million to a gain of $544.1 million primarily due to favorable changes in annuity hedging derivatives, partially offset by unfavorable changes in the fair value of embedded derivatives on product guarantees. Under the variable annuity and fixed indexed annuity hedge programs, changes in equity markets and interest rates during the three months ended September 30, 2015 resulted in net favorable changes in equity, interest and foreign exchange derivatives of $709.9 million compared to prior period (net gains of $846.3 million in the current period compared to gains of $136.4 million during the prior period). A portion of these derivative gains was ceded to Security Life of Denver International Limited ("SLDI") under the combined coinsurance and coinsurance funds withheld agreement (gains of $932.7 million in the current period and gains of $112.7 million in the prior period) and an offset was recorded to Interest credited and other benefits to contract owners/policyholders. The unfavorable changes of $406.3 million in the fair value of embedded derivatives on variable annuity and fixed indexed annuity product guarantees (from a gain of $142.8 million in the prior period to a loss of $263.5 million in the current period) were primarily due to the unfavorable impact from interest rates, partially offset by the favorable impact from implied volatility.

Benefits and Expenses

Total benefits and expenses increased $929.7 million from $630.9 million to $1,560.6 million primarily due to unfavorable changes in Interest credited and other benefits to contract owners/policyholders and an increase in Other expense, partially offset by favorable changes in Net amortization of DAC and VOBA.

Interest credited and other benefits to contract owners/policyholders increased $953.5 million from $442.1 million to $1,395.6 million primarily due to the change in the amount of equity and interest rate derivative gains/losses transferred under the combined coinsurance and coinsurance funds withheld agreement with SLDI (the corresponding offsetting amount is reported in Total net realized capital gains (losses)). In addition, unfavorable impacts due to the annual assumptions review and loss recognition on sales inducements (see Critical Accounting Judgments and Estimates - Assumptions and Periodic Review) contributed to the increase.

Net amortization of DAC and VOBA decreased $44.1 million from $71.5 million to $27.4 million primarily due to lower amortization due to lower gross profits in the current period, partially offset by loss recognition on DAC and VOBA and unfavorable impacts due to the annual assumptions review in the current period compared to favorable unlocking in the prior period (see Critical Accounting Judgments and Estimates - Assumptions and Periodic Review).

Other expense increased $8.8 million from $(5.7) million to $3.1 million primarily due to higher amortization on deferred reinsurance losses as a result of prospective assumption changes.

Income Taxes

Income tax expense (benefit) changed by $156.2 million from an expense of $108.5 million to a benefit of $47.7 million primarily due to a decrease in income before income taxes and an increase in the dividends received deduction, partially offset by a higher increase in the valuation allowance in the current period compared to the prior period.

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014

Our Net income (loss) for the nine months ended September 30, 2015 reflected lower income in the current period compared to higher income in the prior period due to unfavorable changes in Interest credited and other benefits to contract owners/policyholders and Net amortization of DAC and VOBA, decreases in Fee income and Premiums and an increase in Other expense, mostly offset by favorable changes in Total net realized capital gains (losses) and Income tax expense (benefit).

Revenues

Total revenues increased $656.2 million from $1,727.5 million to $2,383.7 million primarily due to favorable changes in Total net realized capital gains (losses), partially offset by decreases in Fee income and Premiums.

Fee income decreased $77.0 million from $627.3 million to $550.3 million primarily due to lower average separate account assets under management resulting from the continued runoff of our closed block of variable annuity business.

Premiums decreased $36.1 million from $411.0 million to $374.9 million primarily due to lower payout annuities with life contingencies, which corresponds to a decrease in Interest credited and other benefits to contract owners/policyholders. The lower payout annuities with life contingencies were partially offset by an increase in assumed premiums from an affiliate due to favorable persistency.

Total net realized capital gains (losses) changed $760.0 million from a loss of $277.9 million to a gain of $482.1 million primarily due to net favorable changes in annuity hedging derivatives and the fair value of embedded derivatives on product guarantees. Under the variable annuity and fixed indexed annuity hedge programs, changes in equity markets and interest rates during the nine months ended September 30, 2015 resulted in net favorable changes in equity, interest and foreign exchange derivatives of $505.8 million compared to prior period (net gains of $524.2 million in the current period compared to net losses of $18.4 million in the prior period). A portion of these derivative losses was ceded to SLDI under the combined coinsurance and coinsurance funds withheld agreement (gains of $651.3 million in the current period and losses of $21.2 million in the prior period) and an offset was recorded to Interest credited and other benefits to contract owners/policyholders. The favorable changes of $295.5 million in the fair value of embedded derivatives on variable annuity and fixed indexed annuity product guarantees (from a loss of $249.7 million in the prior period to a gain of $45.8 million in the current period) were due to the favorable impacts from equity markets movements and interest rates, partially offset by the unfavorable impact from implied volatility.

Benefits and Expenses

Total benefits and expenses increased $914.2 million from $1,505.8 million to $2,420.0 million primarily due to unfavorable changes in Interest credited and other benefits to contract owners/policyholders and Net amortization of DAC and VOBA and an increase in Other expense.

Interest credited and other benefits to contract owners/policyholders increased $518.6 million from $1,098.8 million to $1,617.4 million primarily due to the change in the amount of equity and interest rate derivative gains/losses transferred under the combined coinsurance and coinsurance funds withheld agreement with SLDI (the corresponding offsetting amount is reported in Total net realized capital gains (losses)). In addition, unfavorable impacts due to the annual assumptions review and loss recognition on sales inducements contributed to the increase. These increases were partially offset by net favorable changes in the embedded derivatives on the coinsurance funds withheld arrangements resulting from interest rate movements.

Net amortization of DAC and VOBA increased $377.1 million from $21.7 million to $398.8 million primarily due to loss recognition on DAC and VOBA as well as unfavorable impacts due to the annual assumptions review in the current period compared to favorable unlocking in the prior period.

Other expense increased $10.4 million from $7.9 million to $18.3 million primarily due to higher amortization on deferred reinsurance losses as a result of prospective assumption changes.

Income Taxes

Income tax expense (benefit) changed by $138.1 million from an expense of $88.0 million to a benefit of $50.1 million primarily due to a decrease in income before income taxes, a lower increase in the valuation allowance in the current period compared to the prior period, and an increase in the dividends received deduction.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	September 30, 2015		December 31, 2014
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$22,662.8	76.3%	$22,169.4	78.9%
Fixed maturities, at fair value using the fair value option	542.8	1.8%	480.8	1.7%
Equity securities, available-for-sale	19.1	0.1%	6.7	—%
Short-term investments(1)	1,141.4	3.8%	746.8	2.7%
Mortgage loans on real estate	3,298.0	11.1%	2,854.4	10.2%
Policy loans	81.9	0.3%	87.4	0.3%
Limited partnerships/corporations	182.8	0.6%	172.9	0.6%
Derivatives	1,078.2	3.6%	891.4	3.2%
Other investments	48.9	0.2%	49.4	0.2%
Securities pledged	659.4	2.2%	626.8	2.2%
Total investments	$29,715.3	100.0%	$28,086.0	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	September 30, 2015
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$1,174.9	5.1%	$1,260.3	5.3%
U.S. Government agencies and authorities	80.1	0.3%	83.8	0.4%
State, municipalities and political subdivisions	300.3	1.3%	303.6	1.3%
U.S. corporate public securities	10,506.8	45.6%	10,833.0	45.4%
U.S. corporate private securities	2,187.0	9.5%	2,247.0	9.4%
Foreign corporate public securities and foreign governments(1)	2,713.9	11.8%	2,723.4	11.4%
Foreign corporate private securities(1)	2,653.0	11.5%	2,757.8	11.5%
Residential mortgage-backed securities	1,737.1	7.5%	1,898.9	7.9%
Commercial mortgage-backed securities	1,419.6	6.2%	1,473.2	6.2%
Other asset-backed securities	274.8	1.2%	284.0	1.2%
Total fixed maturities, including securities pledged	$23,047.5	100.0%	$23,865.0	100.0%
(1) Primarily U.S. dollar denominated.
	December 31, 2014
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$843.0	3.9%	$926.1	4.0%
U.S. Government agencies and authorities	78.9	0.4%	83.4	0.3%
State, municipalities and political subdivisions	155.4	0.7%	164.4	0.7%
U.S. corporate public securities	9,651.4	44.1%	10,307.6	44.3%
U.S. corporate private securities	2,026.9	9.3%	2,140.8	9.2%
Foreign corporate public securities and foreign governments(1)	2,716.9	12.4%	2,825.1	12.2%
Foreign corporate private securities(1)	2,683.6	12.3%	2,850.7	12.2%
Residential mortgage-backed securities	1,881.8	8.6%	2,050.5	8.8%
Commercial mortgage-backed securities	1,531.7	7.0%	1,627.5	7.0%
Other asset-backed securities	292.7	1.3%	300.9	1.3%
Total fixed maturities, including securities pledged	$21,862.3	100.0%	$23,277.0	100.0%
(1) Primarily U.S. dollar denominated.

As of September 30, 2015, the average duration of our fixed maturities portfolio, including securities pledged, is between 6.0 and 6.5 years.

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

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of September 30, 2015 and December 31, 2014, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

• when three ratings are received then the middle rating is applied;
• when two ratings are received then the lower rating is applied;
• when a single rating is received, the ARO rating is applied; and
• when ratings are unavailable then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	September 30, 2015
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,260.3	$—	$—	$—	$—	$—	$1,260.3
U.S. Government agencies and authorities	83.8	—	—	—	—	—	83.8
State, municipalities and political subdivisions	296.5	7.1	—	—	—	—	303.6
U.S. corporate public securities	5,948.4	4,469.9	375.6	28.2	—	10.9	10,833.0
U.S. corporate private securities	1,065.4	1,081.8	82.3	17.5	—	—	2,247.0
Foreign corporate public securities and foreign governments(1)	1,431.8	1,123.1	156.8	10.5	—	1.2	2,723.4
Foreign corporate private securities(1)	353.9	2,303.8	99.6	—	—	0.5	2,757.8
Residential mortgage-backed securities	1,812.2	13.0	6.5	15.2	18.9	33.1	1,898.9
Commercial mortgage-backed securities	1,468.3	—	1.6	3.3	—	—	1,473.2
Other asset-backed securities	243.1	23.2	3.2	13.8	0.7	—	284.0
Total fixed maturities	$13,963.7	$9,021.9	$725.6	$88.5	$19.6	$45.7	$23,865.0
% of Fair Value	58.5%	37.8%	3.0%	0.4%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2014
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$926.1	$—	$—	$—	$—	$—	$926.1
U.S. Government agencies and authorities	83.4	—	—	—	—	—	83.4
State, municipalities and political subdivisions	161.4	3.0	—	—	—	—	164.4
U.S. corporate public securities	5,699.7	4,168.7	374.0	54.1	0.6	10.5	10,307.6
U.S. corporate private securities	792.7	1,259.1	83.9	5.1	—	—	2,140.8
Foreign corporate public securities and foreign governments(1)	1,471.8	1,212.5	135.0	5.8	—	—	2,825.1
Foreign corporate private securities(1)	357.3	2,403.5	78.7	8.7	—	2.5	2,850.7
Residential mortgage-backed securities	1,952.0	14.8	19.0	7.3	23.0	34.4	2,050.5
Commercial mortgage-backed securities	1,620.3	—	3.6	3.6	—	—	1,627.5
Other asset-backed securities	272.2	23.9	—	4.1	0.7	—	300.9
Total fixed maturities	$13,336.9	$9,085.5	$694.2	$88.7	$24.3	$47.4	$23,277.0
% of Fair Value	57.3%	39.0%	3.0%	0.4%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	September 30, 2015
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$1,260.3	$—	$—	$—	$—	$1,260.3
U.S. Government agencies and authorities	83.8	—	—	—	—	83.8
State, municipalities and political subdivisions	39.5	191.3	65.8	7.0	—	303.6
U.S. corporate public securities	211.7	756.4	4,960.1	4,470.0	434.8	10,833.0
U.S. corporate private securities	128.7	71.8	780.1	1,207.6	58.8	2,247.0
Foreign corporate public securities and foreign governments(1)	37.2	443.3	963.9	1,110.5	168.5	2,723.4
Foreign corporate private securities(1)	—	10.0	447.6	2,187.8	112.4	2,757.8
Residential mortgage-backed securities	1,594	7.2	5.9	19.5	272.3	1,898.9
Commercial mortgage-backed securities	891.7	176.9	150.4	52.9	201.3	1,473.2
Other asset-backed securities	121.2	1.1	15.7	33.7	112.3	284.0
Total fixed maturities	$4,368.1	$1,658.0	$7,389.5	$9,089.0	$1,360.4	$23,865.0
% of Fair Value	18.3%	6.9%	31.0%	38.1%	5.7%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2014
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$926.1	$—	$—	$—	$—	$926.1
U.S. Government agencies and authorities	83.4	—	—	—	—	83.4
State, municipalities and political subdivisions	17.6	107.2	36.6	3.0	—	164.4
U.S. corporate public securities	177.2	723.7	4,778.0	4,168.7	460.0	10,307.6
U.S. corporate private securities	140.1	52.3	622.2	1,287.3	38.9	2,140.8
Foreign corporate public securities and foreign governments(1)	35.4	517.7	932.2	1,199.1	140.7	2,825.1
Foreign corporate private securities(1)	—	17.3	434.4	2,284.3	114.7	2,850.7
Residential mortgage-backed securities	1,689.8	9.6	7.0	33.3	310.8	2,050.5
Commercial mortgage-backed securities	889.9	282.1	198.8	38.6	218.1	1,627.5
Other asset-backed securities	140.5	4.4	25.3	15.0	115.7	300.9
Total fixed maturities	$4,100.0	$1,714.3	$7,034.5	$9,029.3	$1,398.9	$23,277.0
% of Fair Value	17.6%	7.4%	30.2%	38.8%	6.0%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, increased $210.3 million from $93.4 million to $303.7 million for the nine months ended September 30, 2015. The increase in gross unrealized losses was primarily due to widening credit spreads .

As of September 30, 2015 and December 31, 2014, we did not have any fixed maturities with an unrealized capital loss in excess of $10.0 million. See the Investments Note in our Condensed Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

Subprime and Alt-A Mortgage Exposure

Pre-2008 vintage subprime and Alt-A mortgage collateral continues to distance itself from the credit crisis and payment performance reflects a housing market firmly entrenched in recovery. While collateral losses continue to be realized, the amounts are steadily decreasing.  Serious delinquencies and other measures of performance, like prepayments and loan defaults, have also displayed sustained periods of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity have increased substantially since the credit crisis.  Home prices have moved steadily higher, further supporting payment performance. Year-over-year home price measures, while at a lower magnitude than experienced in recent years, appear to have stabilized at sustainable levels, when measured on a nationwide basis.  This backdrop remains supportive of continued improvement in overall borrower payment behavior.  In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of September 30, 2015, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $131.1 million, $126.5 million and $5.8 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $152.6 million, $148.5 million and $7.0 million, respectively, representing 0.7% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
September 30, 2015
	1	81.4%	AAA	—%	2007	14.3%
	2	14.8%	AA	0.8%	2006	7.0%
	3	0.9%	A	6.9%	2005 and prior	78.7%
	4	2.4%	BBB	14.9%		100.0%
	5	0.5%	BB and below	77.4%
	6	—%		100.0%
		100.0%
December 31, 2014
	1	82.8%	AAA	—%	2007	12.9%
	2	14.0%	AA	0.4%	2006	6.9%
	3	—%	A	12.9%	2005 and prior	80.2%
	4	2.7%	BBB	8.2%		100.0%
	5	0.5%	BB and below	78.5%
	6	—%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of September 30, 2015, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $92.4 million, $79.9 million and $1.3 million, respectively, representing 0.4% of total fixed maturities including securities pledged, based on fair value. As of December 31, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $104.9 million, $91.5 million and $1.5 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to Alt-A RMBS by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
September 30, 2015
	1	93.8%	AAA	—%	2007	33.2%
	2	3.7%	AA	—%	2006	20.2%
	3	2.0%	A	0.6%	2005 and prior	46.6%
	4	0.5%	BBB	2.7%		100.0%
	5	—%	BB and below	96.7%
	6	—%		100.0%
		100.0%
December 31, 2014
	1	92.6%	AAA	—%	2007	32.3%
	2	3.5%	AA	—%	2006	19.7%
	3	3.5%	A	0.4%	2005 and prior	48.0%
	4	0.4%	BBB	3.2%		100.0%
	5	—%	BB and below	96.4%
	6	—%		100.0%
		100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and the percentage of delinquent loans declined through 2013 and the majority of 2014.  In the first three quarters of 2015, this trend has continued, leaving delinquency measures at multi-year lows.  Other performance metrics like vacancies, property values and rent levels have also continued to improve, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. In addition, a robust environment for property refinancing has continued to be supportive of improving credit performance metrics throughout the year. The new issue market for CMBS has been a meaningful contributor to the refinance environment. It has continued its recovery from the credit crisis with meaningful new issuance since the credit crisis, increasing each year to set successive new post crisis highs. While market conditions softened in Q3 with the disruptions in broader risk markets, new issue volume for the nine months ended September 30, 2015 remains robust, reflective of the active and competitive refinancing market.

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

The following table presents our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
September 30, 2015
	1	99.7%	AAA	60.5%	2015	8.1%
	2	—%	AA	12.0%	2014	14.6%
	3	0.1%	A	10.2%	2013	6.1%
	4	0.2%	BBB	3.6%	2012	0.3%
	5	—%	BB and below	13.7%	2011	0.3%
	6	—%		100.0%	2010	—%
		100.0%			2009 and prior	70.6%
						100.0%

December 31, 2014
	1	99.6%	AAA	54.7%	2014	10.5%
	2	—%	AA	17.3%	2013	5.1%
	3	0.2%	A	12.2%	2012	—%
	4	0.2%	BBB	2.4%	2011	0.3%
	5	—%	BB and below	13.4%	2010	—%
	6	—%		100.0%	2009	—%
		100.0%			2008 and prior	84.1%
						100.0%

As of September 30, 2015, the fair value and amortized cost related to our exposure to Other ABS, excluding subprime exposure, totaled $155.9 million and $150.0 million, respectively. There were no gross unrealized losses related to Other ABS. As of December 31, 2014, the fair value and amortized cost related to our exposure to Other ABS, excluding subprime exposure, totaled $152.5 million, $146.3 million, respectively. There were no gross unrealized losses related to Other ABS.

As of September 30, 2015, Other ABS was broadly diversified both by type and issuer with credit card receivables comprising 53.1% of total Other ABS, excluding subprime exposure. There were no automobile receivables and nonconsolidated collateralized loan obligations ("CLOs") related to Other ABS. As of December 31, 2014, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated CLOs and automobile receivables, comprising 54.8%, 2.6% and 1.2%, respectively, of total Other ABS, excluding subprime exposure.

The following table presents our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
September 30, 2015
	1	89.4%	AAA	77.8%	2015	7.4%
	2	2.5%	AA	—%	2014	18.7%
	3	1.3%	A	4.2%	2013	—%
	4	6.8%	BBB	9.1%	2012	—%
	5	—%	BB and below	8.9%	2011	—%
	6	—%		100.0%	2010	1.9%
		100.0%			2009 and prior	72.0%
						100.0%

December 31, 2014
	1	98.4%	AAA	92.2%	2014	18.8%
	2	1.6%	AA	2.6%	2013	—%
	3	—%	A	3.6%	2012	1.0%
	4	—%	BBB	1.6%	2011	—%
	5	—%	BB and below	—%	2010	2.4%
	6	—%		100.0%	2009	6.8%
		100.0%			2008 and prior	71.0%
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

As of September 30, 2015 and December 31, 2014 , our mortgage loans on real estate portfolio had a weighted average DSC of 2.1 and 2.0 times, and a weighted average LTV ratio of 60.6% and 60.5%, respectively. See the Investments Note in our Condensed Financial Statements in Part I, Item I. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
September 30, 2015
Loan-to-Value Ratios:
0% - 50%	$348.0	$18.9	$5.9	$3.0	$—	$375.8	11.4%
>50% - 60%	759.4	97.9	39.5	11.9	9.6	918.3	27.8%
>60% - 70%	1,426.0	276.1	149.6	8.9	7.6	1,868.2	56.6%
>70% - 80%	54.7	58.5	7.7	4.0	6.4	131.3	4.0%
>80% and above	—	—	1.0	4.4	—	5.4	0.2%
Total	$2,588.1	$451.4	$203.7	$32.2	$23.6	$3,299.0	100.0%

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2014
Loan-to-Value Ratios:
0% - 50%	$317.7	$38.4	$3.8	$7.3	$—	$367.2	12.9%
>50% - 60%	517.9	56.8	57.0	42.5	—	674.2	23.6%
>60% - 70%	1,221.3	231.2	197.3	17.4	3.8	1,671.0	58.5%
>70% - 80%	28.9	70.9	23.3	13.3	—	136.4	4.8%
>80% and above	—	—	1.0	5.4	—	6.4	0.2%
Total	$2,085.8	$397.3	$282.4	$85.9	$3.8	$2,855.2	100.0%

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

During the three and nine months ended September 30, 2015, we recorded $0.2 million and $5.9 million, respectively, of credit related OTTI of which the primary contributor was $0.2 million and $4.2 million, respectively, of write-downs recorded in the RMBS Non-Agency and Foreign Government and Public sector. See the Investments Note in our Condensed Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q for further information on OTTI.

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

The United States and European Union have recently imposed sanctions against select Russian businesses in response to the ongoing conflict in eastern Ukraine.  We remain comfortable with our aggregate Russian exposure of $51.3 million, given its relatively small allocation in our total investment portfolio.

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

As of September 30, 2015, we had $202.7 million of exposure to peripheral Europe, which consisted of a broadly diversified portfolio of credit-related investments primarily in the industrial and utility sectors. We did not have any fixed maturities or equity securities exposure to European sovereigns or financial institutions based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Ireland of $54.7 million, Italy of $72.6 million and Spain of $75.4 million. We did not have any exposure to Greece or Portugal. As of September 30, 2015, we did not have any exposure to derivative assets within the financial institutions based in peripheral Europe. For purposes of calculating the derivative assets exposure, we have aggregated exposure to single name and portfolio product CDS, as well as non-CDS derivative exposure for which it either has counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $2.7 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of September 30, 2015, our sovereign exposure was $74.4 million, which consisted of fixed maturities. We also had $386.6 million in net exposure to non-peripheral financial institutions with a concentration in France of $86.9 million, The Netherlands of $94.7 million, Switzerland of $90.1 million and the United Kingdom of $84.7 million. The balance of $2.3 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration in the United Kingdom of $1016.7 million, we had significant non-peripheral European total country exposures in The Netherlands of $376.3 million, in France of $337.1 million, in Germany of $288.9 million and in Switzerland of $299.5 million. We place additional scrutiny on our financial exposure in the United Kingdom, France, Switzerland and The Netherlands given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of the recovery of economic conditions in Europe.

The following table presents our European exposures at fair value and amortized cost as of September 30, 2015.

($ in millions)	Fixed Maturities and Equity Securities					Loan and Receivables Sovereign (Amortized Cost)	Derivative Assets					Net Non-U.S. Funded (1)
	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)		Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin & Collateral	Total, (Fair Value)
Ireland	$—	$—	$54.3	$54.3	$49.8	$—	$—	$—	$0.4	$—	$0.4	$54.7
Italy	—	—	72.6	72.6	69.8	—	—	—	—	—	—	72.6
Spain	—	—	75.4	75.4	68.2	—	—	—	—	—	—	75.4
Total Peripheral Europe	$—	$—	$202.3	$202.3	$187.8	$—	$—	$—	$0.4	$—	$0.4	$202.7
France	$—	$61.2	$250.2	$311.4	$295.0	$—	$—	$289.9	$—	$264.2	$25.7	$337.1
Germany	—	9.9	279.0	288.9	284.7	—	—	22.5	—	22.5	—	288.9
Netherlands	—	94.7	281.6	376.3	358.7	—	—	0.4	—	0.4	—	376.3
Norway	—	—	140.2	140.2	133.6	—	—	—	—	—	—	140.2
Switzerland	—	89.4	209.0	298.4	291.1	—	—	0.7	0.4	—	1.1	299.5
United Kingdom	—	77.4	932.0	1,009.4	982.0	—	—	376.8	—	369.5	7.3	1,016.7
Other non-peripheral(2)	74.4	20.3	190.9	285.6	273.7	—	—	—	—	—	—	285.6
Total Non-Peripheral Europe	74.4	352.9	2,282.9	2,710.2	2,618.8	—	—	690.3	0.4	656.6	34.1	2,744.3
Total	$74.4	$352.9	$2,485.2	$2,912.5	$2,806.6	$—	$—	$690.3	$0.8	$656.6	$34.5	$2,947.0
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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of our statutory net admitted assets, excluding Separate Accounts, as of the preceding December 31. As of September 30, 2015 and December 31, 2014, we did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either the Company or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 50.4% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS, collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12.0% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of September 30, 2015 and December 31, 2014, we had securities lending obligations of $135.7 million and $125.4 million, respectively, which, for both periods, represents approximately 0.2% of our general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the nine months ended September 30, 2015 and 2014, we did not receive any capital contributions from our Parent.

During the nine months ended September 30, 2015, we declared an ordinary dividend to our parent in the amount of $394.0 million, which was paid to our parent on May 20, 2015. During the nine months ended September 30, 2014, we paid an ordinary dividend in the amount of $216.0 million to our Parent.

During the nine months ended September 30, 2015, we declared an extraordinary distribution in the amount of $98.0 million, subject to receipt of approval by the Iowa Insurance Division. The Iowa Insurance Division provided its approval on June 25, 2015 and we paid the extraordinary distribution to our Parent on June 26, 2015.

Reinsurance Agreements

Reinsurance Ceded

As of September 30, 2015 and December 31, 2014, total reserves ceded to affiliates were $5.0 billion and $3.7 billion, respectively. For the three and nine months ended September 30, 2015, premiums ceded to affiliates were $75.9 million and $325.4 million, respectively. For the three and nine months ended September 30, 2014, premiums ceded to affiliates were $71.4 million and $206.8 million, respectively.

Guaranteed Living Benefit — Coinsurance and Coinsurance Funds Withheld

Effective June 30, 2008, we entered into an automatic reinsurance agreement with an affiliate, SLDI, covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts issued by us on or after January 1, 2000.

Also effective June 30, 2008, we entered into a services agreement with SLDI, under which we provide certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement. For the three and nine months ended September 30, 2015, revenue related to the agreement was $2.6 million and $8.3 million, respectively. For the three and nine months ended September 30, 2014, revenue related to the agreement was $3.1 million and $9.3 million, respectively.

Effective July 1, 2009, the reinsurance agreement was amended and restated to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to us, and we deposited those assets into a funds withheld trust account. As of September 30, 2015 and December 31, 2014, the assets on deposit in the trust account were $6.8 billion and $5.5 billion, respectively. We also established a corresponding funds withheld liability to SLDI, which is included in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets. Funds held under reinsurance treaties with affiliates had a balance of $6.7 billion and $5.3 billion as of September 30, 2015 and December 31, 2014, respectively. In addition, as of September 30, 2015 and December 31, 2014, we had an embedded derivative with a value of $91.9 million and $207.4 million, respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets.

Also effective July 1, 2009, we and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account. SLDI has retained its affiliate, Voya Investment Management LLC (formerly ING Investment Management LLC) as sub-advisor for the funds withheld account.

Effective October 1, 2011, we and SLDI entered into an amended and restated automatic reinsurance agreement in order to provide more flexibility to us and SLDI with respect to the collateralization of the reserves related to the variable annuity guaranteed living benefits reinsured under the agreement. As of September 30, 2015 and December 31, 2014, reserves ceded by us under this agreement were $4.7 billion and $3.4 billion, respectively. In addition, a deferred loss in the amount of $287.8 million and $308.1 million as of September 30, 2015 and December 31, 2014, respectively, is included in Other assets on the Condensed Balance Sheets and is amortized over the period of benefit in Other expense in the Condensed Statements of Operations.

Reinsurance Assumed

As of September 30, 2015 and December 31, 2014, total reserves assumed from affiliates were $435.0 million and $439.1 million, respectively. For the three and nine months ended September 30, 2015, premiums assumed from affiliates were $107.1 million and $318.2 million, respectively. For the three and nine months ended September 30, 2014, premiums assumed from affiliates were $99.2 million and $303.3 million, respectively.

Deposits Receivable

As of September 30, 2015 and December 31, 2014, deposits receivable from affiliates were $154.8 million and $806.7 million, respectively.

Multi-year Guaranteed Fixed Annuity - Coinsurance

Effective May 1, 2005, we entered into a coinsurance agreement with our affiliate, Security Life of Denver Insurance Company ("SLD"). Under the terms of the agreement, SLD assumed and accepted the responsibility for paying, when due, 100% of the liabilities arising under the multi-year guaranteed fixed annuity contracts issued by us between January 1, 2001 and December 31, 2003. The coinsurance agreement was accounted for using the deposit method. As of December 31, 2014, the deposit receivable was $653.2 million. On September 25, 2015, we recaptured, via a commutation agreement, the multi-year guaranteed fixed annuity contracts ceded under the coinsurance agreement. Under the terms of the agreement, which was effective July 1, 2015, we received net assets in the amount of $618.7 million in satisfaction of the deposit receivable balance and recognized a pre-tax loss of $4.2 million in the third quarter 2015.

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

Ratings actions affirmation and outlook changes by S&P, Moody's, Fitch and A.M. Best from January 1, 2015 through September 30, 2015 and subsequently through the date of this Quarterly Report on Form 10-Q are as follows:

•
On August 19, 2015, A.M. Best affirmed the ratings of Voya Financial, Inc. and its operating subsidiaries, including us. A.M. Best maintained its stable outlook on the financial strength rating of the key life subsidiaries, including us and Voya Financial, Inc. as well as the ratings on the outstanding debt of Voya Financial, Inc.

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

As of the dates indicated, the guaranteed value of these death benefits in excess of account values, was estimated to be as follows:

($ in millions)	September 30, 2015
Net amount at risk, before reinsurance	$6,953
Net amount at risk, net of reinsurance	6,534
($ in millions)	December 31, 2014
Net amount at risk, before reinsurance	$5,392
Net amount at risk, net of reinsurance	4,982

The increase in the guaranteed value of these death benefits was primarily driven by lower equity markets which resulted in unfavorable fund performance performance during the nine months ended September 30, 2015.

The additional liabilities recognized related to GMDB, as of the dates indicated, were as follows:

($ in millions)	September 30, 2015
Separate account liability	$33,145.3
Additional liability balance	538.4
($ in millions)	December 31, 2014
Separate account liability	$38,547.7
Additional liability balance	374.3

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

The following guaranteed living benefits information is as of the dates indicated:

	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
($ in millions)	September 30, 2015
Net amount at risk, before reinsurance	$19	$5,683
Net amount at risk, net of reinsurance	19	—
($ in millions)	December 31, 2014
Net amount at risk, before reinsurance	$15	$3,645
Net amount at risk, net of reinsurance	15	—

The net amount at risk for the reinsured living benefits is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contractholder over the current account value. The methodology used to calculate the net amount at risk partially reflects the current interest rate environment and also includes a provision for the expected mortality of the clients covered by these living benefits. The increase in the net amount at risk of these living benefits (GMIB/GMWBL) from December 31, 2014 to September 30, 2015 was primarily driven by lower equity markets and lower interest rates.

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

The separate account liabilities subject to the requirements for additional reserve liabilities under ASC Topic 944 for minimum guaranteed benefits and the additional liabilities recognized related to minimum guarantees, by type, as of the dates indicated, were as follows:

	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
($ in millions)	September 30, 2015
Separate account liability	$597.9	$25,016.5
Additional liability balance, net of reinsurance	34.0	1,358.5
($ in millions)	December 31, 2014
Separate account liability	$728.9	$29,062.8
Additional liability balance, net of reinsurance	32.8	1,045.5

As of September 30, 2015 and December 31, 2014, the above additional liabilities for non-reinsured living benefits recorded by us, net of reinsurance, represent the estimated net present value of our future obligations for these benefits. The above additional liabilities for reinsured living benefits recorded by us, net of reinsurance, represent the present value of future claims less the present value of future attributed fees (GMWBLs) or the benefits ratio approach (GMIBs), less the reinsurance ceded reserve calculated under Accounting Standards Codification Topic 944. The additional liability for GMIBs was zero. The increase in the additional liability balance for reinsured living benefits corresponds to the increase in the GMWBL liability, which increased mainly due to a decrease in the equity markets during the nine months ended September 30, 2015.

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

Legislative and Regulatory Developments

Department of Labor Proposed Rule Regarding the Definition of “Fiduciary”

In April 2015, the Department of Labor (“DOL”) published its revised proposal to broaden the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and for other purposes. The proposal was subject to public comment and is currently under review by the DOL. We submitted a comment letter to the DOL on July 16, 2015, expressing our views on the proposed rule and participated in a DOL hearing concerning the proposal on August 11, 2015. We currently expect a final rule to be published sometime during the first half of 2016.

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
Recent Activity by the NAIC

On February 24, 2015, the National Association of Insurance Commissioners (“NAIC”) Financial Regulation Standards and Accreditation (F) Committee (“Accreditation Committee”) exposed for public comment a proposed revised preamble to the NAIC accreditation standards that would apply to captives that assume XXX/AXXX, variable annuity and long-term care business. In May 2015, the Accreditation Committee adopted the proposal (the “Standard”), but deferred consideration of possible grandfathering provisions and effective dates to the 2015 NAIC Summer National Meeting. At the 2015 NAIC Summer National Meeting in August 2015, the Accreditation Committee adopted an effective date of January 1, 2016 for application of the accreditation standards to captives that assume XXX/AXXX business. Under the Standard, a state will be deemed in compliance as it relates to XXX/AXXX captives if the applicable reinsurance transaction satisfies the XXX/AXXX Framework adopted by the NAIC in December 2014. In addition, the Standard applies prospectively, so that XXX/AXXX captives will not be subject to the Standard if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014. The Accreditation Committee left for future action application of the Standard to captives that assume variable annuity business.

At the NAIC Spring National Meeting in March 2015, the NAIC Financial Conditions (E) Committee established the Variable Annuities Issues (E) Working Group (“VAIWG”) to oversee the NAIC’s efforts to study and address, as appropriate, regulatory issues resulting in variable annuity captive reinsurance transactions. The VAIWG retained Oliver Wyman to study the industry’s use of variable annuity captive reinsurance and to develop a set of recommended changes to address the issues involving variable annuity captives. In September 2015, Oliver Wyman issued an initial report, which was adopted by the VAIWG, outlining its preliminary findings and making recommendations for enhancements to the variable annuity statutory framework. On November 5, 2015, upon recommendation of the VAIWG, the E Committee adopted a Variable Annuities Framework for Change (“VA Framework for Change”) which recommends charges for NAIC groups to adjust the variable annuity statutory framework applicable to all insurers that have written or are writing variable annuity business. The VA Framework for Change contemplates a holistic set of reforms that would improve the current reserve and capital framework and address root cause issues that result in the use of captive arrangements. Although the current exposure draft recommends an effective date of January 1, 2017, the timing of these proposals remains uncertain. We cannot predict what revisions, if any, will be made to the VA Framework for Change proposal as a result of NAIC deliberations, whether this or other proposals will be adopted by the NAIC, what revisions to the current VA statutory framework will be made as a result of the implementation of the VA Framework for Change or any other NAIC proposals, or what additional actions and regulatory changes will result from the continued VA captives scrutiny and reform efforts by the NAIC and other regulatory bodies.

For a discussion of the Company's potential risks or uncertainties related to possible regulatory changes that may result from regulatory scrutiny of captives, please see Risk Factors-Risks Related to Regulation - "Our businesses are heavily regulated, and changes in regulation in the United States, enforcement actions and regulatory investigations may reduce profitability" in Part I, Item IA. of our Annual Report on Form 10-K (File No. 001-32625).

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Financial Statements in Part I., Item 1. of this Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company’s potential risks and uncertainties, please see "Risk Factors" in Part I, Item IA. of our Annual Report on Form 10-K for the year ended December 31, 2014 (the "Annual Report on Form 10-K") filed with the SEC together with "Risk Factors" in Part II., Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. In addition, please see "Management's Narrative Analysis of the Results of Operations and Financial Condition" of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.

The following should be read in conjunction with and supplements and amends the risk factors described in our Annual Report on Form 10-K.
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
In particular, we have only minimal experience on policyholder behavior for our GMIB products and as a result, future experience could lead to significant changes in our assumptions. Our GMIB contracts, most of which were issued during the period from 2004 to 2006, have a ten-year waiting period before annuitization is available. These contracts first become eligible to annuitize during the period from 2014 through 2016 but contain significant incentives to delay annuitization beyond the first eligibility date. In addition, during 2014 and 2015, we made two income enhancement offers to holders of particular series of GMIB contracts, under which contract holders were offered an incentive to annuitize prior to the end of the waiting period, and we have waived the remaining waiting period on these GMIB contracts. As a result, we have increased experience on policyholder behavior for the first opportunity to annuitize, including from the acceptance rates of the income enhancement offers, although we continue to have only a statistically small sample of experience used to set annuitization rates beyond the first eligibility date. Therefore, we anticipate that observable experience data will become statistically credible later this decade, when a large volume of GMIB benefits begin to reach their maximum benefit over the four-year period from 2019 to 2022.
Similarly, most of our GMWBL contracts are still in the first six to eight policy years, so our assumptions for withdrawal from contracts with GMWBL benefits may change as experience emerges. In addition, like our GMIB contracts, many of our GMWBL contracts contain significant incentives to delay withdrawal. Our experience for GMWBL contracts has recently become more credible, however it is possible that policyholders may choose to withdraw sooner or later than our current best estimate assumes. We expect customer decisions on withdrawal will be influenced by customers’ financial plans and needs as well as by interest rate and market conditions over time and by the availability and features of competing products.
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
Our variable annuity lapse rate experience has varied significantly over the period from 2006 to the present, reflecting among other factors, both pre-and post-financial crisis experience. Relative to our current expectations, actual lapse rates have generally demonstrated a declining trend over the period from 2006 to the present. We analyze actual experience over that entire period, as we believe that over the duration of the variable annuity policies we may experience the full range of policyholder behavior and market conditions. However, Management’s current best estimate of variable annuity policyholder lapse behavior is weighted more heavily toward more recent experience, as the last three years of data have shown a more consistent trend of lapse behavior.

Actual lapse rates that are lower than our lapse rate assumptions could have an adverse effect on profitability in the later years of a block of business because the anticipated claims experience may be higher than expected in these later years, and, as discussed above, future reserve increases in connection with experience updates could be material and adverse to the results of operations or financial condition of the Company.
We make estimates regarding mortality, which refers to the ceasing of life contingent benefit payments due to the death of the annuitant. Mortality also refers to the incidence of death amongst policyholders triggering the payment of Guaranteed Minimum Death Benefits. We use a combination of actual and industry experience when setting our mortality assumptions.

We review overall policyholder experience at least annually (including lapse, annuitization, withdrawal and mortality), and update these assumptions when deemed necessary based on additional information that becomes available. As customer experience continues to materialize, we may adjust our assumptions. The magnitude of any required changes could be material and adverse to the results of operations or financial condition of the Company if SLDI, the reinsurer of our guaranteed living benefits, fails to meet its obligations under the reinsurance contract.

Item 6.    Exhibits

See Exhibit Index on page 92 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 10, 2015	Voya Insurance and Annuity Company
(Date)	(Registrant)

	By: /s/	David P. Wiland
David P. Wiland Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Voya Insurance and Annuity Company (the "Company")

Exhibit Index
Exhibit Number	Description of Exhibit
31.1+	Certificate of David P. Wiland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Michael S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of David P. Wiland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Michael S. Smith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+ Filed herewith.

