Form 10-K
period 2015-12-31
VOYA INSURANCE & ANNUITY Co
filed 2016-03-18
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

As of March 14, 2016, 250,000 shares of Common Stock, $10 par value, were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-K for the period ended December 31, 2015

As used in this Annual Report on Form 10-K, "VIAC," the "Company," "we," "our" and "us" refer to Voya Insurance and Annuity Company.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Risk Factors," "Management's Narrative Analysis of the Results of Operations and Financial Condition," and "Business" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations, including those relating to insurance regulatory reform initiatives applicable to captive reinsurance entities and those made pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act or the U.S. Department of Labor's proposed rules and exemptions pertaining to the fiduciary status of providers of investment advice; (x) changes in the policies of governments and/or regulatory authorities; and (xi) other factors described in the section "Item 1A. Risk Factors."

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

PART I

Item 1.    Business
(Dollar amounts in millions, unless otherwise stated)

Organization of Business

Voya Insurance and Annuity Company ("VIAC" or "the Company") is a stock life insurance company domiciled in the State of Iowa and provides financial products and services in the United States. VIAC is authorized to conduct its insurance business in all states, except New York and in the District of Columbia.

Prior to May 2013, Voya Financial, Inc., together with its subsidiaries, including the Company, was an indirect, wholly owned subsidiary of ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange. In 2009, ING Group announced the anticipated separation of its global banking and insurance businesses, including the divestiture of Voya Financial, Inc., together with its subsidiaries, including the Company. On April 11, 2013, Voya Financial, Inc. announced plans to rebrand as Voya Financial. On May 2, 2013, the common stock of Voya Financial, Inc. began trading on the New York Stock Exchange under the symbol "VOYA." On May 7, 2013 and May 31, 2013, Voya Financial, Inc. completed its initial public offering of common stock, including the issuance and sale by Voya Financial, Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. ("ING International"), an indirect wholly owned subsidiary of ING Group and previously the sole stockholder of Voya Financial, Inc., of 44,201,773 shares of outstanding common stock of Voya Financial, Inc. (collectively, the "IPO"). On September 30, 2013, ING International transferred all of its shares of Voya Financial, Inc. common stock to ING Group.

On October 29, 2013, ING Group completed a sale of 37,950,000 shares of common stock of Voya Financial, Inc. in a registered public offering ("Secondary Offering"), reducing ING Group's ownership of Voya Financial, Inc. to 57%.

Throughout 2014, ING Group completed the sale of an aggregate of 82,783,006 shares of common stock of Voya Financial, Inc. in a series of three registered public offerings. Also during 2014, pursuant to the terms of share repurchase agreements between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 19,447,847 shares of its common stock from ING Group. As of the end of 2014, ING Group's ownership of Voya Financial, Inc. had been reduced to approximately 19%.

In March of 2015, ING Group completed a sale of 32,018,100 shares of common stock of Voya Financial, Inc. in a registered public offering. Concurrently with this offering, pursuant to the terms of a share repurchase agreement between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 13,599,274 shares of its common stock from ING Group.

As a result of these transactions, ING Group satisfied the provisions of its agreement with the European Union regarding the divestment of its U.S. insurance and investment operations, which required ING Group to divest 100% of its ownership interest in Voya Financial, Inc. together with its subsidiaries, including the Company by the end of 2016. ING Group continues to hold warrants to purchase up to 26,050,846 shares of Voya Financial, Inc. common stock at an exercise price of $48.75, in each case subject to adjustments.

VIAC is a direct, wholly owned subsidiary of Voya Holdings Inc. ("Parent"), which is a direct, wholly owned subsidiary of Voya Financial, Inc.

Description of Business

We currently offer various insurance products, including fixed and indexed annuities, investment-only products and payout annuities for pre-retirement wealth accumulation and postretirement income management. Our annuity products are distributed by national and regional brokerage and securities firms, independent broker-dealers, banks, life insurance companies with captive agency sales forces, independent insurance agents, independent marketing organizations and affiliated broker-dealers. Our primary annuity customers are individual consumers. We stopped actively writing new retail variable annuity products with substantial guarantee features in early 2010, as part of a global business strategy and risk reduction plan. New amounts will continue to be deposited in VIAC variable annuities as add-on premiums to existing contracts.

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

Products and Services

Products currently offered by us include fixed and indexed annuities, and payout annuities, designed to address customer needs for tax-advantaged savings, retirement needs and wealth-protection concerns, as well as GICs. As mentioned above, the Company stopped actively writing new retail variable annuity products with substantial guarantee features in early 2010. However, because the existing contracts remain in effect, they are described below.

Fixed Annuities: The fixed annuities offered by us are general account products and include single premium immediate, multi-year guaranteed, annual reset and fixed indexed annuities ("FIA"). Under fixed annuity contracts, the principal amount is guaranteed and, for a specified time period, we credit interest to the contract owner accounts at a fixed interest rate. Interest on FIAs is credited based on allocations selected by a customer in one or more of the strategies we offer and upon policy parameters that we set. The FIA strategies include a fixed interest rate option, as well as several options based upon performance of various external financial market indices. Such indices may include equity indices, such as the Standard & Poor's 500 Index ("S&P 500"), or an interest rate benchmark, such as the change in London Interbank Offered Rates ("LIBOR"). For accounting purposes, the index return component of an FIA is considered an embedded derivative. See further discussion under "-Reserves for Future Policy Benefits and Separate Accounts" below. We bear the investment risk on fixed annuities, because, while we credit contract owner accounts with a stated interest rate, we cannot be certain the investment income earned on the general account assets will exceed that rate.

Some FIAs contain guaranteed withdrawal benefit features at an additional cost. These living benefits guarantee a minimum annual withdrawal amount for life. The amount of the guaranteed annual withdrawal may vary by age at first withdrawal.

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

Variable Annuities: While we stopped actively writing new retail variable annuity products with substantial guarantee features in early 2010, our existing variable annuities are investment vehicles in which contract owner deposits are recorded and primarily maintained in separate accounts established by us and registered with the SEC as a unit investment trust. Unlike fixed annuities, variable annuity contract owners bear the risk of investment gains and losses associated with the selected investment allocation. We, however, issued certain guaranteed death and living benefits (described below) under which we bear specific risks associated with these products.

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

We stopped actively writing new retail variable annuity products with substantial guarantee features in early 2010.  However, our existing variable annuity block of business contains certain guaranteed death and living benefits made available to contract owners as described in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

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

Our investment-only products are distributed nationally, primarily through relationships with independent brokers, financial planners and agents. New sales are obtained from either a "rollover" from an existing retirement account, a 1035-exchange or funded through non-qualified after-tax dollars.

Indexed annuities are marketed primarily based on underlying guarantee features coupled with consumer-friendly product designs offering the potential for equity market upside. We also offer fixed annuities offering a guaranteed interest rate or annuity payment suitable for clients seeking a stable return.

We stopped actively writing new retail variable annuity products with substantial guarantee features in early 2010, as part of a business strategy and risk reduction plan. Some new amounts will continue to be deposited on VIAC variable annuities as add-on deposits to existing contracts.

GICs are issued primarily to institutional investors and corporate benefit plans through direct sales by home office personnel or through specialty insurance brokers. In 2009, we made a strategic decision to run-off the assets and liabilities in the GIC business over time. New GIC contracts may be issued on a limited basis to replace maturing contracts.

Since December 2013, we have been engaged in a strategic alliance with The Allstate Corporation ("Allstate") under which Allstate offers a full suite of our fixed annuity product offerings to Allstate customers. In addition, during 2015, we engaged in a strategic alliance with Farmers Financial Solutions, a part of the Farmers Insurance Group of Companies, under which we will be the exclusive provider of indexed annuity products to Farmers customers.

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

AUM is principally affected by net deposits (i.e., annuity premiums and GIC deposits, less surrenders) and investment performance (i.e., interest credited to contract owner accounts for assets that earn a fixed return or market performance for assets that earn a variable return). The general and separate account AUM were as follows as of the dates indicated:

	December 31,
	2015	2014
Variable annuities	$36,415.8	$40,787.9
Fixed annuities	18,132.2	17,306.7
Guaranteed investment contracts and funding agreements	950.4	961.3
Other insurance products	970.1	1,028.5
Total	$56,468.5	$60,084.4

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

Investment-only products compete with brokerage accounts and other financial service and asset allocation offerings.

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

Reserves for traditional life insurance contracts (term insurance, participating and non-participating whole life insurance and traditional group life insurance) and accident and health insurance represent the present value of future benefits to be paid to or on behalf of contract owners and related expenses, less the present value of future net premiums. Assumptions as to interest rates, mortality, expenses and persistency are based on our estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Interest rates used to calculate the present value of these reserves ranged from 2.3% to 7.2%.

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

Guaranteed minimum accumulation benefits ("GMAB"), guaranteed minimum withdrawal benefits ("GMWB") without life contingent payouts and guaranteed minimum withdrawal benefits for life ("GMWBL") are considered to be embedded derivatives under ASC Topic 815 and Topic 820. The additional reserves for these guarantees are recognized at fair value, with the change in fair value recorded in Other net realized capital gains (losses) in the Statements of Operations.

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

Our life and annuity insurance reserves (general and separate account) and deposit-type funds were comprised of each type of the following products as of the dates indicated:

	December 31,
	2015		2014
	Reserves	% of Total	Reserves	% of Total
Variable annuity	$40,353.9	66.0%	$43,902.4	67.9%
Fixed annuity	18,117.8	29.7%	18,111.5	28.0%
GICs	1,048.2	1.7%	1,036.5	1.6%
Other insurance products	1,585.4	2.6%	1,642.3	2.5%
Total	$61,105.3	100.0%	$64,692.7	100.0%

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

As of December 31, 2015, we have a significant concentration of ceded reinsurance with our affiliates, Security Life of Denver Insurance Company ("SLD") and Security Life of Denver International Limited ("SLDI") primarily related to GICs and universal life policies with respect to SLD and variable annuities with respect to SLDI. The outstanding reinsurance recoverable balances may fluctuate from period to period. SLDI redomesticated from the Cayman Islands to the State of Arizona, effective December 20, 2013. SLDI was approved as an Arizona-domiciled captive reinsurer by the Arizona Department of Insurance.

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

We entered into an automatic reinsurance agreement on June 30, 2008 with SLDI. Under the terms of the agreement, we ceded to SLDI 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts issued by us on or after January 1, 2000. Effective July 1, 2009, we and SLDI entered into an amended and restated reinsurance agreement to change the reinsurance basis of the existing automatic reinsurance agreement dated June 30, 2008 between us and SLDI from coinsurance to a combined coinsurance and coinsurance funds withheld basis. Effective October 1, 2011, we and SLDI entered into an amended and restated automatic reinsurance agreement of the existing 2009 amended and restated automatic reinsurance agreement in order to provide more flexibility to the Company and SLDI with respect to the collateralization of the reserves related to the variable annuity guaranteed living benefits reinsured under the agreement.

Effective May 1, 2005, we entered into a coinsurance agreement with our affiliate, SLD. Under the terms of the agreement, SLD assumed and accepted the responsibility for paying, when due, 100% of the liabilities arising under the multi-year guaranteed fixed annuity contracts issued by us between January 1, 2001 and December 31, 2003. In addition, we assigned SLD all future premiums received by us attributable to the ceding contracts. The coinsurance agreement was accounted for using the deposit method. On September 25, 2015, we recaptured, via a commutation agreement, the multi-year guaranteed fixed annuity contracts ceded under the coinsurance agreement.

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

Investments are managed by Voya Investment Management LLC, our affiliate, pursuant to an investment advisory agreement. Portfolios are established for groups of products with similar liability characteristics within us.  Our investment portfolio consists largely of high quality fixed maturity securities and short-term investments, investments in commercial mortgage loans, limited partnerships and other instruments, including a small amount of equity holdings. Fixed maturity securities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, mortgage-backed securities and asset-backed securities. We use derivatives for hedging purposes and to replicate exposure to other assets as a more efficient means of assuming credit exposure similar to bonds of the underlying issuer(s).

Employees and Other Shared Services

We had 479 employees as of December 31, 2015, primarily focused on managing new business processing, customer service and product management for us and certain of our affiliates, as well as providing product development and distribution, actuarial and finance services to us and certain of our affiliates. We also utilize services provided by Voya Services Company and other affiliates. These services include underwriting, risk management, human resources, investment management, information technology, legal and compliance services, as well as other new business processing, product distribution, marketing, customer service, product management, actuarial and finance related services. The affiliated companies are reimbursed for our use of various services and facilities under a variety of intercompany agreements.

On June 2, 2014, our affiliate, Voya Services Company entered into an agreement to outsource the actuarial valuation, modeling and hedging functions for our retail variable annuity products for which we ceased sales in 2010 to Milliman, Inc. ("Milliman"). Under this agreement, Milliman performs the calculation of financial reporting and risk metrics, along with the analytics used to determine hedge positions. We will continue to oversee and manage our existing block of variable annuity business and retain full accountability for assumptions and methodologies, as well as the setting of hedge objectives and the execution of hedge positions. This agreement will allow us to create a more variable cost structure for the block of variable annuity business.

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

State insurance regulators have broad administrative powers with respect to all aspects of the insurance business including: licensing to transact business, licensing agents, admittance of assets to statutory surplus, regulating premium rates for certain insurance products, approving policy forms, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, establishing credit for reinsurance requirements, fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values and other matters. State insurance laws and regulations include numerous provisions governing the marketplace conduct of insurers, including provisions governing the form and content of disclosures to consumers, product illustrations, advertising, product replacement, suitability, sales and underwriting practices, complaint handling and claims handling. State regulators enforce these provisions through periodic market conduct examinations. State insurance laws and regulations regulating affiliate transactions, the payment of dividends, and change of control transactions are discussed in greater detail below.

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

As a basis of accounting, SAP was developed to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with assuring an insurer’s ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary state. The values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP are usually different from those reflected in financial statements prepared under SAP.

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

State insurance regulators, the NAIC and other regulatory bodies are also investigating the use of affiliated captive reinsurers or off-shore entities to reinsure insurance risks and the NAIC has made recent advances in captive reform. In June 2014, the NAIC adopted a new regulatory framework for captives assuming business governed by Regulations XXX or AXXX, called the "Rector framework". In December 2014, the NAIC adopted Actuarial Guideline 48 (“AG48”) which established a new regulatory requirement applicable to XXX and AG38 reserves ceded to reinsurers, including affiliated reinsurers, as the first step in implementing the Rector framework. As adopted, AG48 limits the type of assets that may be used as collateral to cover the XXX and AG38 statutory reserves and is applied prospectively to existing reinsurance transactions that reinsure policies issued on or after January 1, 2015 and new reinsurance transactions entered into on or after January 1, 2015. The NAIC has charged multiple working groups with the responsibility to prepare regulations that would codify the Rector framework and that work continues at the NAIC. In 2014, the NAIC also considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In 2015, the NAIC adopted such a proposal, in the form of a revised preamble to the NAIC accreditation standards (the "Standard"), with an effective date of January 1, 2016 for application of the Standard to captives that assume XXX or AXXX business. Under the Standard, a state will be deemed in compliance as it relates to XXX or AXXX captives if the applicable reinsurance transaction satisfies AG 48. In addition, the Standard applies prospectively, so that XXX or AXXX captives will not be subject to the Standard if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014. The NAIC left for future action application of the Standard to captives that assume variable annuity business. As drafted, it appears that the Standard would apply to our affiliate, Security Life of Denver International Limited, an Arizona captive.

During 2015, The NAIC Financial Conditions (E) Committee (the "E Committee") established the Variable Annuities Issues (E) Working Group ("VAIWG") to oversee the NAIC's efforts to study and address, as appropriate, regulatory issues resulting in variable annuity captive reinsurance transactions. The VAIWG retained Oliver Wyman to study the industry's use of variable annuity captive reinsurance and to develop a set of recommended changes to address the issues involving variable annuity captives. In September 2015, Oliver Wyman issued an initial report, which was adopted by the VAIWG, outlining its preliminary findings and making recommendations for enhancements to the variable annuity statutory framework. In November 2015, upon recommendation of the VAIWG, the E Committee adopted a Variable Annuities Framework for Change (the "VA Framework for Change") which recommends charges for NAIC working groups to adjust the variable annuity statutory framework applicable to all insurers that have written or are writing variable annuity business. The VA Framework for Change contemplates a holistic set of reforms that would improve the current reserve and capital framework and address root cause issues that result in the use of captive arrangements. Although the VA Framework for Change recommends an effective date of January 1, 2017, the timing of these proposals remains uncertain. In November 2015, the NAIC also approved funding for a quantitative impact study, to be conducted by Oliver Wyman and involving industry participants including us, of various reforms outlined in the VA Framework for Change (the "QIS Study").

We cannot predict what revisions, if any, would be made to the Rector framework or the Standard for application to captives that assume XXX or AXXX business, as multiple NAIC working groups undertake their implementation, to the VA Framework for Change proposal as a result of the QIS Study and ongoing NAIC deliberations, or to the Standard, if adopted for variable annuity captives. It is also unclear whether these or other proposals will be adopted by the NAIC, or what additional actions and regulatory changes will result from the continued captives scrutiny and reform efforts by the NAIC and other regulatory bodies. We utilize affiliated captive insurers to satisfy certain statutory reserve requirements related to certain of our variable annuity contracts. If state insurance regulators determine to restrict our use of affiliated captive reinsurers, it could require us to increase statutory reserves, incur higher operating or tax costs or reduce sales. See "Item 1A. Risk Factors - Risks Related to Regulation - Our businesses are heavily regulated, and changes in regulation in the United States, enforcement actions and regulatory investigations may reduce profitability".

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

NAIC Amendments. In 2010, the NAIC adopted significant changes to the insurance holding company model act and regulations (the “NAIC Amendments”). The NAIC Amendments include a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. The NAIC Amendments also include a provision requiring a controlling person to submit prior notice to its domiciliary insurance regulator of a divestiture of control. The NAIC Amendments must be adopted by the individual state legislatures and insurance regulators in order to be effective. Iowa adopted its version of the NAIC Amendments.

In addition, the NAIC has proposed a “Solvency Modernization Initiative” which focuses on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. This initiative has resulted in the adoption by the NAIC in September 2012 of the Risk Management and Own Risk and Solvency Assessment Model Act ("ORSA"), which has been enacted by the Iowa legislature. ORSA requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer's material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request. In 2015, Voya Financial, Inc. prepared and submitted the first ORSA summary report on behalf of the consolidated enterprise to the Connecticut Insurance Department, the lead insurance regulator of Voya Financial, Inc.'s consolidated enterprise. This initiative also resulted in the adoption by the NAIC in August 2014 of the Corporate Governance Annual Filing Model Act, which requires insurers to make an annual confidential filing regarding their corporate governance policies. This new model has been enacted by the Iowa legislature.

Dividend Payment Restrictions. The insurance law of an insurance company’s state of domicile imposes certain restrictions on a domiciliary insurance company’s ability to pay dividends to its parent. These restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts, or extraordinary dividends, are subject to approval by the insurance commissioner of the state of domicile of the insurance subsidiary proposing to pay the dividend. In addition, under Iowa insurance law, no dividend or other distribution exceeding an amount equal to an insurance company's earned surplus may be paid without the domiciliary insurance regulator's prior approval.

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

Risk-Based Capital. The NAIC has adopted risk-based capital ("RBC") requirements for life, health and property and casualty insurance companies. The requirements provide a method for analyzing the minimum amount of adjusted capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain off-balance sheet items. State insurance regulators use the RBC requirements as an early warning tool to identify possibly inadequately capitalized insurers. An insurance company found to have insufficient statutory capital based on its RBC ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. As of December 31, 2015, our RBC exceeded statutory minimum RBC levels that would require any regulatory or corrective action.

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

Management does not anticipate regulatory action as a result of the 2015 IRIS ratio results. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required. It is possible that similar results may not occur in the future.

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

We accrue the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. We have estimated this liability to be $1.2 million and $1.6 million as of December 31, 2015 and 2014, respectively. We have also recorded an asset of $1.7 million and $2.3 million as of December 31, 2015 and 2014, respectively, for future credits to premium taxes for assessments already paid. We estimate our liabilities for future assessments under state insurance guaranty association laws. We believe the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

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

Federal Initiatives Affecting Insurance Operations

The U.S. federal government generally does not directly regulate the insurance business. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") established the Federal Stability Oversight Council (“FSOC”), which is authorized to designate non-bank financial companies as systemically significant and accordingly subject such companies to regulation and supervision by the Board of Governors of the Federal Reserve System ( the "Federal Reserve") if the FSOC determines that material financial distress at the company or the scope of the company's activities could pose a threat to the financial stability of the U.S. See "--Financial Reform Legislation and Initiatives -- Dodd-Frank Wall Street Reform and Consumer Protection Act" below.

The Dodd-Frank Act also established FIO within the United States Department of the Treasury (“Treasury Department”). While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the FSOC, making recommendations to the FSOC regarding insurers to be designated for more stringent regulation as a nonbank financial entity supervised by the Federal Reserve and representing the U.S. in the negotiation of international insurance agreements with foreign insurance regulators. The Dodd-Frank Act also required the director of FIO to conduct a study on how to modernize and improve the system of insurance regulation in the United States. The director issued that report in December 2013, recommending increased federal involvement in certain areas of insurance regulation to improve uniformity, and setting out recommendations in areas of near-term reform for the states, including capital and marketplace oversight. The report also recommended that states develop a uniform and transparent solvency oversight regime for the transfer of risk to reinsurance captives, and adopt a uniform capital requirement for reinsurance captives, including a prohibition on transactions that do not constitute legitimate risk transfer. FIO has an ongoing charge to monitor all aspects of the insurance industry and will monitor state regulatory developments, including those called for in its modernization report and present options for federal involvement if deemed necessary.

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

Distribution of our annuity products registered as securities are affected by laws and regulations applicable to broker-dealers. Pursuant to the Dodd-Frank Act, the SEC is authorized to establish a standard of conduct applicable to brokers and dealers whereby they would be required to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer when providing personalized investment advice to retail and other customers. A January 2011 SEC study acknowledges that the offering of proprietary products would not be a per se violation of any such standard of care and that broker-dealers selling proprietary or a limited range of products could be permitted to make certain disclosures about their limited product offerings and obtain customer consents or acknowledgments. The SEC has not yet decided whether to propose rules creating a uniform standard of conduct applicable to broker-dealers and investment advisers.

In April 2015, the DOL published a proposed rule that would broaden the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and for other purposes. The proposal was subject to public comment and we submitted a comment letter to the DOL on July 16, 2015, expressing our views on the proposed rule and participated in a DOL hearing concerning the proposal on August 11, 2015. The DOL's final version of the proposed rule is currently under review by the President's Office of Management and Budget. We currently expect a final rule to be published sometime during the first half of 2016.

As proposed, the rule would expand the circumstances in which providers of investment advice to small plan sponsors, plan participants and beneficiaries, and IRA investors are deemed to act in a fiduciary capacity. The rule would require such providers to act in their clients’ “best interests”, not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation. The DOL concurrently proposed a “best interest contract exemption” intended to enable continuation of certain existing industry practices relating to receipt of commissions and other compensation, but the exemption includes conditions and requirements that may make it costly or difficult to rely upon in practice. Although the final outcome of the DOL rulemaking remains uncertain, the proposed rule, if adopted in its current form, would substantially change the legal framework within which we and our affiliates provide certain of our products and services. While these changes, as proposed, would restrict certain advisory practices and compensation arrangements that are common in our industry, we believe our experience providing retirement and investment products and services in a fiduciary environment positions us well to remain competitive as the industry adjusts to any final rulemaking from the DOL.
The SEC also has indicated that it may propose rules creating a uniform standard of conduct applicable to broker-dealers and investment advisers, which, if adopted may affect the distribution of our products. Should the SEC rules, if adopted, not align with any finalized DOL regulations related to conflicts of interest in the provision of investment advice, the distribution of our products could be further complicated.

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

The Dodd-Frank Act created a new agency, the FSOC, which is authorized to subject nonbank financial companies to the supervision of the Federal Reserve if the FSOC determines that, among other matters, material financial distress at the company or the scope of the company’s activities could pose risks to the financial stability of the United States. If we or Voya Financial, Inc. were designated by the FSOC as a systemically significant nonbank financial company subject to supervision by the Federal Reserve, we would become subject to a comprehensive system of prudential regulation, including minimum capital requirements, liquidity standards, credit exposure requirements, overall risk management requirements, management interlock prohibitions, a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress, stress testing, and additional fees and assessments and restrictions on proprietary trading and certain investments. The exact scope and consequences of these standards and requirements are subject to ongoing rulemaking activity by various federal banking regulators and therefore are currently unclear. However, this comprehensive system of prudential regulation, if applied to Voya Financial, Inc. or us, would significantly impact the manner in which we operate and could materially and adversely impact the profitability of one or more of our business lines or the level of capital required to support our activities. In designating non-bank financial companies for heightened prudential regulation by the Federal Reserve, the FSOC considers, among other matters, the scope, size and potential impact of their activities on the financial stability of the United States.

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

•
 The Dodd-Frank Act creates a new framework for regulating over-the-counter (“OTC”) derivatives, which may increase the costs of hedging and other permitted derivatives trading activity undertaken by us. Under the new regulatory regime and subject to certain exceptions, certain standardized OTC interest rate and credit derivatives must now be cleared through a centralized clearinghouse and executed on a centralized exchange or execution facility, and the CFTC and the SEC may designate additional types of OTC derivatives for mandatory clearing and trade execution requirements in the future. In addition to mandatory central clearing and trade execution of certain OTC derivatives, market participants like us are or will be (directly or indirectly) subject to regulatory requirements which may include reporting and recordkeeping, and capital and margin requirements. The transition to central clearing and the new regulatory regime governing OTC derivatives (especially margin requirements for non-cleared derivatives) presents potentially significant business, liquidity and operational risk for us which could materially and adversely impact both the cost and our ability to effectively hedge various risks, including equity, interest rate, currency and duration risks within many of our insurance and annuity products and investment portfolios. In addition, inconsistencies between the Dodd-Frank Act regime and parallel regimes in other jurisdictions, such as the EU, may increase costs of hedging or inhibit our ability to access market liquidity in those other jurisdictions.

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

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Slowing growth rates globally and the uncertain consequences of changing monetary policies among the world's large central banks could create economic disruption, decrease asset prices, increase market volatility and potentially affect the availability and cost of credit.

Although we carry out business almost exclusively in the United States, we are affected by both domestic and international macroeconomic developments. In the short and medium term, the U.S. market faces difficulties that include persistent weakness in economic growth, volatility in asset prices and questions surrounding the program announced by the Federal Open Market Committee ("FOMC") of the Federal Reserve to gradually tighten monetary policy. In the longer term, concerns persist around the long-term sustainability of the nation’s debt profile, especially given expectations regarding future entitlement spending and persistent budget deficits, the effect on the financial system of the significant regulatory changes enacted in the aftermath of the 2008-09 financial crisis, and the consequences of increasing Federal legislative gridlock, in particular on tax and fiscal policy.

Internationally, slowing levels of growth in developing markets, in particular in China, could have significant adverse consequences for the level of global economic activity, and on commodity and other asset markets. In turn, falling commodity and energy prices can give rise to significant dislocations in global credit and currency markets, as the consequences of lower prices, revenues and asset prices are felt by borrowers and exporters, and in turn creditors and investors. In addition, the Chinese market faces concerns surrounding the stability of its credit, equity and real estate markets, and any crisis in these markets could have global consequences.

In Europe, although acute concerns regarding the economic and fiscal viability of countries such as Greece have to some extent abated, long-term structural headwinds remain in the Eurozone’s move towards a closer currency, fiscal, economic and monetary union, and significant concerns persist regarding the sovereign debt of Greece and certain other Eurozone countries. In recent times, political events have increasingly threatened the cohesiveness of the European Union, and may ultimately result in the cessation or rollback of the political and economic integration of Europe that has occurred over the past several decades. In particular, the United Kingdom is expected to hold a referendum by 2017 on its future role within Europe, the outcome of which could have substantial adverse consequences for the U.K. and European economies. The financial and political turmoil in Europe continues to be a long-term threat to global capital markets and remains a challenge to global financial stability. If countries, such as Greece, require additional financial support or if their sovereign credit ratings decline further, yields on such sovereign debt may increase, the cost of borrowing may increase and the availability of credit may become more limited. Additionally, the possibility of capital market volatility spreading through a highly integrated and interdependent banking system remains elevated. In the event of any default or similar event with respect to a sovereign issuer, some financial institutions may suffer significant losses for which they would require additional capital, which may not be available.

In 2015, the FOMC began to tighten U.S. monetary policy as it seeks to gradually reverse programs and policies that have, in recent years, fostered a historically low interest rate environment. The effect of this effort, and the novel mechanism through which the FOMC is implementing it, remains uncertain, and could include increased volatility in debt, equity, currency and commodity markets. As the FOMC moves towards normalizing monetary policy and moving short-term interest rates off of their lower bound, the central bank may adversely affect prospects for continued economic recovery with little headroom for incremental monetary accommodation. Any increase in interest rates resulting from the FOMC's monetary policy would generally result in declining values for fixed income investments, including those we hold in our investment portfolio. A failure to successfully implement a tightening policy, on the other hand, could lead to a continued persistence of low interest rates and an associated adverse effect on certain of our long-dated liabilities and the reserves we are required to hold against them. Our results of operations, investment portfolio and AUM are exposed to these risks and may be adversely affected as a result.

More generally, the international system has in recent years faced heightened geopolitical risk, most notably in Eastern Europe and the Middle East, but also in Africa and Southeast Asia, and events in any one of these regions could give rise to an increase in market volatility or a decrease in global economic output.

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

•
An equity market decline, decreases in prevailing interest rates or a prolonged period of low interest rates could result in the value of guaranteed minimum benefits contained in certain of our life insurance, annuity and retirement products being higher than current account values or higher than anticipated in our pricing assumptions, requiring us to materially increase reserves for such products, and may result in a decrease in customer lapses, thereby increasing the cost to us. In addition, such a scenario could lead to increased amortization and/or unfavorable unlocking of our deferred acquisition costs ("DAC") and value of business acquired ("VOBA").

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

•
Fluctuations in our operating results and realized and unrealized gains and losses on our investment and derivative portfolio may impact our tax profile, our ability to optimally utilize tax attributes and our deferred income tax assets. See "Our ability to use beneficial U.S. tax attributes is subject to limitations."

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

Adverse capital market conditions may affect the availability and cost of borrowed funds, thereby impacting our ability to support or grow our businesses. We need liquidity to pay our operating expenses, interest on our debt and dividends to our parent, to maintain our securities lending activities and to replace certain maturing liabilities. Without sufficient liquidity, we will be forced to curtail our operations and our business will suffer. Our principal sources of liquidity are insurance premiums and fees, annuity deposits and cash flow from investments and assets.

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

Interest rates have remained at historical lows for an extended period and, although the Federal Reserve has recently moved to marginally increase short-term interest rates, medium- and long-term interest rates have remained at historically low levels. In addition, central banks in Europe and Japan have recently pursued largely unprecedented negative interest rate policies, the consequences of which are uncertain.

During periods of declining interest rates or a prolonged period of low interest rates, life insurance and annuity products may be relatively more attractive to consumers due to minimum guarantees that are frequently mandated by regulators, resulting in increased premium payments on products with flexible premium features and a higher percentage of insurance and annuity contracts remaining in force from year-to-year than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and asset/liability cash flow mismatches. A decrease in interest rates or a prolonged period of low interest rates may also require additional provisions for guarantees included in life insurance and annuity contracts, as the guarantees become more valuable to policyholders. During a period of decreasing interest rates or a prolonged period of low interest rates, our investment earnings may decrease because the interest earnings on our recently purchased fixed income investments will likely have declined in parallel with market interest rates. In addition, a prolonged low interest rate period may result in higher costs for certain derivative instruments that may be used to hedge certain of our product risks. RMBS and callable fixed income securities in our investment portfolios will be more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates. Consequently, we may be required to reinvest the proceeds in securities bearing lower interest rates. Accordingly, during periods of declining interest rates, our profitability may suffer as the result of a decrease in the spread between interest rates credited to policyholders and contract owners and returns on our investment portfolios. An extended period of declining or prolonged low interest rates or a prolonged period of low interest rates may also cause us to change our long-term view of the interest rates that we can earn on our investments. Such a change in our view would cause us to change the long-term interest rate that we assume in our calculation of insurance assets and liabilities under U.S. GAAP. This revision would result in increased reserves, accelerated amortization of DAC and other unfavorable consequences. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and an extended period of low interest rates may increase the statutory capital we are required to hold and the amount of assets we must maintain to support statutory reserves.

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

Our ratings could be downgraded at any time and without notice by any rating agency. For a description of material rating actions that have occurred from the end of 2014 through the date of this Annual Report on Form 10-K, see "Item 7. Management's Narrative Analysis of the Results of Operations and Financial Condition-Liquidity and Capital Resources-Ratings."

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

In each of our businesses we face intense competition, including from domestic and foreign insurance companies, broker-dealers, financial advisors, asset managers and diversified financial institutions, banks, technology companies and start-up financial services providers, both for the ultimate customers for our products and for distribution through independent distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution, price, perceived financial strength and credit ratings, scale and level of customer service. A decline in our competitive position as to one or more of these factors could adversely affect our profitability. In addition, we may in the future sacrifice our competitive or market position in order to improve our profitability. Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, or have higher claims-paying or credit ratings than we do. Furthermore, the preferences of the end consumers for our products and services may shift, including as a result of technological innovations affecting the marketplaces in which we operate. To the extent our competitors are more successful than we are at adopting new technology and adapting to the changing preferences of the marketplace, our competitiveness may decline.

In recent years, there has been substantial consolidation among companies in the financial services industry resulting in increased competition from large, well-capitalized financial services firms. Future economic turmoil may accelerate additional consolidation activity. Many of our competitors also have been able to increase their distribution systems through mergers, acquisitions, partnerships or other contractual arrangements. Furthermore, larger competitors may have lower operating costs and have an ability to absorb greater risk, while maintaining financial strength ratings, allowing them to price products more competitively. These competitive pressures could result in increased pressure on the pricing of certain of our products and services, and could harm our ability to maintain or increase profitability. In addition, if our financial strength and credit ratings are lower than our competitors, we may experience increased surrenders and/or a significant decline in sales. The competitive landscape in which we operate may be further affected by the government sponsored programs or regulatory changes in the United States and similar governmental actions outside of the United States. Competitors that receive governmental financing, guarantees or other assistance, or that are not subject to the same regulatory constraints, may have or obtain pricing or other competitive advantages. Due to the competitive nature of the financial services industry, there can be no assurance that we will continue to effectively compete within the industry or that competition will not have a material adverse impact on our business, results of operations and financial condition.

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

Recently, central monetary authorities in Japan and Europe have adopted negative interest rate policies, and the FOMC has not ruled out the possibility that it may in the future adopt such policies in the United States. Because of the novelty that negative interest rates would present, it is possible that such rates would adversely affect the functionality of our actuarial, risk and other models. This could lead to disruptions in our hedging and other risk management programs, or have other unforeseen consequences.

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

We routinely execute a high volume of transactions such as unsecured debt instruments, derivative transactions and equity investments with counterparties and customers in the financial services industry, including broker-dealers, commercial and investment banks, mutual and hedge funds, institutional clients, futures clearing merchants, swap dealers, insurance companies and other institutions, resulting in large periodic settlement amounts which may result in our having significant credit exposure to one or more of such counterparties or customers. Many of these transactions comprise derivative instruments with a number of counterparties in order to hedge various risks, including equity and interest rate market risk features within many of our insurance and annuity products. Our obligations under our products are not changed by our hedging activities and we are liable for our obligations even if our derivative counterparties do not pay us. As a result, we face concentration risk with respect to liabilities or amounts we expect to collect from specific counterparties and customers. A default by, or even concerns about the creditworthiness of, one or more of these counterparties or customers could have an adverse effect on our results of operations or liquidity. There is no assurance that losses on, or impairments to the carrying value of, these assets due to counterparty credit risk would not materially and adversely affect our business, results of operations or financial condition.

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

Fixed income securities represent a significant portion of our investment portfolio. We are subject to the risk that the issuers, or guarantors, of fixed income securities we own may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within asset-backed securities, including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening mortgage or credit spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities could cause the estimated fair value of our fixed income securities portfolio and our earnings to decline and the default rate of the fixed income securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of securities in our investment portfolio, or similar trends that could worsen the credit quality of such issuers, or guarantors could also have a similar effect. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC ratio. See -"A decrease in our RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our business, results of operations and financial condition." We are also subject to the risk that cash flows resulting from the payments on pools of mortgages that serve as collateral underlying the mortgage-backed securities we own may differ from our expectations in timing or size. Cash flow variability arising from an unexpected acceleration in mortgage prepayment behavior can be significant, and could cause a decline in the estimated fair value of certain "interest-only" securities within our mortgage-backed securities portfolio. Any event reducing the estimated fair value of these securities, other than on a temporary basis, could have a material adverse effect on our business, results of operations and financial condition.

From time to time we invest our capital to seed a particular investment strategy or investment portfolio. We may also co-invest in funds or take an equity ownership interest in certain structured finance/investment vehicles that are managed by our affiliates. Any decrease in the value of such investments could negatively affect our revenues and income.

Some of our investments are relatively illiquid and in some cases are in asset classes that have been experiencing significant market valuation fluctuations.

We hold certain assets that may lack liquidity, such as privately placed fixed income securities, commercial mortgage loans, policy loans and limited partnership interests. These asset classes represented 28.8% of the carrying value of our total cash and invested assets as of December 31, 2015. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

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

Factors considered in estimating fair values of securities, and derivatives and embedded derivatives related to our securities include coupon rate, maturity, principal paydown including prepayments, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer and quoted market prices of comparable securities. Factors considered in estimating the fair values of embedded derivatives and derivatives related to product guarantees and index-crediting features (collectively, "guaranteed benefit derivatives") include risk-free interest rates, long-term equity implied volatility, interest rate implied volatility, correlations among mutual funds associated with variable annuity contracts, correlations between interest rates and equity funds and actuarial assumptions such as mortality rates, lapse rates and benefit utilization, as well as the amount and timing of policyholder deposits and partial withdrawals. The impact of our risk of nonperformance is also reflected in the estimated fair value of guaranteed benefit derivatives. In many situations, inputs used to measure the fair value of an asset or liability may fall into different levels of the fair value hierarchy. In these situations, we will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value.

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

During periods of market disruption, including periods of rapidly changing credit spreads or illiquidity, it has been and will likely continue to be difficult to value certain of our securities, such as certain mortgage-backed securities, if trading becomes less frequent and/or market data becomes less observable.There may be certain asset classes that were in active markets with significant observable data that could become illiquid in a difficult financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment in determining fair value. As such, valuations may include inputs and assumptions that are less observable or require greater estimation, thereby resulting in values that may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the financial statements, and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our results of operations and financial condition.

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

DAC represents policy acquisition costs that have been capitalized. DSI represents benefits paid to contract owners for a specified period that are incremental to the amounts we credit on similar contracts without sales inducements and are higher than the contract's expected ongoing crediting rates for periods after the inducement. VOBA represents outstanding value of in-force business acquired. Capitalized costs associated with DAC, DSI and VOBA are amortized in proportion to actual and estimated gross profits or gross premiums depending on the type of contract. On an ongoing basis, we test the DAC, DSI and VOBA recorded on our balance sheets to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC, DSI and VOBA. The projection of estimated gross profits or gross premiums requires the use of certain assumptions, principally related to separate account fund returns in excess of amounts credited to policyholders, policyholder behavior such as surrender, lapse and annuitization rates, interest margin, expense margin, mortality, future impairments and hedging costs. Estimating future gross profits or gross premiums is a complex process requiring considerable judgment and the forecasting of events well into the future. If these assumptions prove to be inaccurate, if an estimation technique used to estimate future gross profits or gross premiums is changed, or if significant or sustained equity market declines occur and/or persist, we could be required to accelerate the amortization of DAC, DSI and VOBA, which would result in a charge to earnings. Such adjustments could have a material adverse effect on our results of operations and financial condition.

Reinsurance subjects us to the credit risk of reinsurers and may not be available, affordable or adequate to protect us against losses.

We cede life insurance policies and annuity contracts or certain risks related to life insurance policies and annuity contracts to other insurance companies using various forms of reinsurance including coinsurance, modified coinsurance, funds withheld, monthly renewable term and yearly renewable term. However, we remain liable to the underlying policyholders, even if the reinsurer defaults on its obligations with respect to the ceded business. If a reinsurer fails to meet its obligations under the reinsurance contract, we will be forced to bear the entire liability for claims on the reinsured policies. In addition, a reinsurer insolvency may cause us to lose our reserve credits on the ceded business, in which case we would be required to establish additional statutory reserves.

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

Our reinsurance recoverable balances are periodically assessed for uncollectability and there were no significant allowances for uncollectible reinsurance as of December 31, 2015 and December 31, 2014. The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether the insured losses meet the qualifying conditions of the reinsurance contract, whether reinsurers or their affiliates have the financial capacity and willingness to make payments under the terms of the reinsurance contract, and the degree to which our reinsurance balances are secured by sufficient qualifying assets in qualifying trusts or qualifying LOCs issued by qualifying lender banks. Although a substantial portion of our reinsurance exposure is secured by assets held in trusts or LOCs, the inability to collect a material recovery from a reinsurer could have a material adverse effect on our profitability, results of operations and financial condition.

The premium rates and other fees that we charge are based, in part, on the assumption that reinsurance will be available at a certain cost. Some of our reinsurance contracts contain provisions that limit the reinsurer’s ability to increase rates on in-force business; however, some do not. If a reinsurer raises the rates that it charges on a block of in-force business, in some instances, we will not be able to pass the increased costs onto our customers and our profitability will be negatively impacted. Additionally, such a rate increase could result in our recapturing of the business, which may result in a need to maintain additional reserves, reduce reinsurance receivables and expose us to greater risks. While in prior years, we faced rate increase actions on in-force business, our management of those actions resulted in no material effect on our results of operations or financial condition. However, there can be no assurance that the outcome of future rate increase actions would similarly result in no material effect. In addition, if reinsurers raise the rates that they charge on new business, we may be forced to raise our premiums, which could have a negative impact on our competitive position.

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

Our businesses and relationships with customers are dependent upon our ability to maintain the confidentiality of our and our customers' trade secrets, personal information, and other confidential information (including customer transactional data and personal information about our customers, the employees and customers of our customers, and our own employees). We are subject to numerous federal and state laws regarding the privacy and security of personal information, which laws vary significantly from jurisdiction to jurisdiction. Many of our employees and contractors and the representatives of our broker-dealer affiliates have access to and routinely process personal information in computerized, paper and other forms. We rely on various internal policies, procedures and controls to protect the confidentiality of personal information that is accessible to, or in the possession of, us, our employees, contractors and representatives. It is possible that an employee, contractor or representative could, intentionally or unintentionally, disclose or misappropriate personal information or other confidential information. If we fail to maintain adequate internal controls, including any failure to implement newly-required additional controls, or if our employees, contractors or representatives fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of personal information or confidential customer information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation, result in regulatory action or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, reputation, results of operations and financial condition. For additional risks related to our potential failure to protect confidential information, see “-Interruption or other operational failures in telecommunication, information technology, and other operational systems, including as a result of human error, could harm our business,” and "-A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology or other operational systems, or the sensitive data residing on such systems, could harm our business.”

Interruption or other operational failures in telecommunication, information technology and other operational systems, including as a result of human error, could harm our business.

We are highly dependent on automated and information technology systems to record and process both our internal transactions and transactions involving our customers, as well as to calculate reserves, value invested assets and complete certain other components of our U.S. GAAP and statutory financial statements. We could experience a failure of one of these systems, our employees or agents could fail to monitor and implement enhancements or other modifications to a system in a timely and effective manner, or our employees or agents could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system or implementing modifications to an existing system. Despite the implementation of security and back-up measures, our information technology systems may remain vulnerable to disruptions. We may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, epidemics, computer viruses and electrical/telecommunications outages). All of these risks are also applicable where we rely on outside vendors to provide services to us and our customers and third party service providers, including those to whom we outsource certain of our functions. The failure of any one of these systems for any reason, or errors made by our employees or agents, could in each case cause significant interruptions to our operations, which could harm our reputation, adversely affect our internal control over financial reporting, or have a material adverse effect on our business, results of operations and financial condition.

Recently, central banks in Europe and Japan have begun to pursue negative interest rate policies, and the FOMC has not ruled out the possibility that the Federal Reserve would adopt a negative interest rate policy for the United States if circumstances so warranted. Because negative interest rates are largely unprecedented, there is uncertainty as to whether the technology used by financial institutions, including us, could operate correctly in such a scenario. Should negative interest rates emerge, our hardware or software, or the hardware or software used by our contractual counterparties and financial services providers, may not function as expected or at all. In such a case, our financial results and our operations could be adversely affected.

A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology or other operational systems, or the sensitive data residing on such systems, could harm our business.

We are highly dependent on automated telecommunications, information technology and other operational systems to record and process our internal transactions and transactions involving our customers. Despite the implementation of security and back-up measures, our information technology systems may be vulnerable to physical or electronic intrusions, viruses or other attacks, programming errors, and similar disruptions. Businesses in the United States and in other countries have increasingly become the targets of "cyberattacks", "hacking" or similar illegal or unauthorized intrusions into computer systems and networks. Such events are often highly publicized, result in the theft of significant amounts of information, and cause extensive damage to the reputation of the targeted business, in addition to leading to significant expenses associated with investigation, remediation and customer protection measures. Like others in our industry, we are subject to cyber incidents in the ordinary course of our business. Although we seek to limit our vulnerability to such events through technological and other means, it is not possible to anticipate or prevent all potential forms of cyberattack or to guarantee our ability to fully defend against all such attacks. In addition, due to the sensitive nature of much of the financial and other personal information we maintain, we may be at particular risk for targeting.

We retain confidential information in our information technology systems, and we rely on industry standard commercial technologies to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our information technology systems could access, view, misappropriate, alter, or delete information in the systems, including personal information and proprietary business information. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. The laws of most states require that individuals be notified if a security breach compromises the security or confidentiality of their personal information. Any attack or other breach of the security of our information technology systems that compromises personal information or that otherwise results in unauthorized disclosure or use of personal information could damage our reputation in the marketplace, deter purchases of our products, subject us to heightened regulatory scrutiny, sanctions, significant civil and criminal liability or other adverse legal consequences and require us to incur significant technical, legal and other expenses.

Our third party service providers, including third parties to whom we outsource certain of our functions are also subject to the risks outlined above, any one of which could result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, results of operations and financial condition.

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

FASB is working on several projects, which could result in significant changes in U.S. GAAP, including how we account for our life insurance contracts and financial instruments and how our financial statements are presented. The changes to U.S. GAAP could affect the way we account for and report significant areas of our business, could impose special demands on us in the areas of governance, employee training, internal controls and disclosure and will likely affect how we manage our business.

Under the tax sharing agreement, a change in control could affect availability of cash payments.

Effective January 1, 2013, we entered into a federal tax sharing agreement with Voya Financial, Inc. which provides that for 2013 and subsequent years, Voya Financial, Inc. will pay us for the tax benefits of ordinary and capital losses only in the event that the consolidated tax group actually uses the tax benefit of losses generated. Accordingly, in years we incur losses and the associated tax benefits cannot be used by the consolidated tax group we may establish tax valuation allowances, reduce statutory-based admitted assets and may no longer be entitled to receive net cash payments to/(from) Voya Financial, Inc. During the years ended December 31, 2015 and 2014, we have additional net cash payments to/(receipts) from Voya Financial, Inc. under the tax sharing agreement of $(93.9) million and $44.3 million, respectively.

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

During March 2014, ING Group divested a portion of its shareholding in Voya Financial, Inc., our indirect parent company, which caused Voya Financial, Inc. to experience a Section 382 event. Using an estimated Section 382 value of Voya Financial, Inc., our deferred tax asset, tax valuation allowance, admitted deferred tax asset and tax sharing agreement payments did not materially change as a result of the Section 382 event with respect to Voya Financial, Inc.

Although Voya Financial, Inc. entered into an Issue Resolution Agreement in this regard with the IRS in December, 2014, as with such an agreement, the matters addressed may be revisited by the IRS in connection with a tax audit or other examination or inquiry of Voya Financial, Inc.'s tax position. If the IRS were to revisit and successfully challenge the IRC Section 382 calculations of

Voya Financial, Inc., this could impact our ability to obtain tax benefits from existing and future losses and deductions could be adversely affected.

We may be required to establish an additional valuation allowance against the deferred income tax asset if: (i) our business does not generate sufficient taxable income; (ii) there is a significant decline in the fair market value of our investment portfolio; or (iii) our tax planning strategies are modified. Increases in the deferred tax valuation allowance could have a material adverse effect on our results of operations and financial condition.

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

As of December 31, 2015, we have recognized deferred tax assets based on tax planning related to unrealized gains on investment assets. To the extent these unrealized gains decrease, the tax benefit may be reduced by increasing the tax valuation allowance. For example, if interest rates increase, the amount of the unrealized gains will, most likely, decrease, with all other things constant. The decrease in the deferred tax asset may be recorded as a tax expense in tax on continuing operations based on the intra period tax allocation rules described in ASC Topic 740, "Income Taxes."

Our business may be negatively affected by adverse publicity or increased governmental and regulatory actions with respect to us, other well-known companies or the financial services industry in general.

Governmental scrutiny with respect to matters relating to compensation, compliance with regulatory and tax requirements and other business practices in the financial services industry has increased dramatically in the past several years and has resulted in more aggressive and intense regulatory supervision and the application and enforcement of more stringent standards. The financial crisis of 2008-09 and current political and public sentiment regarding financial institutions has resulted in a significant amount of adverse press coverage, as well as adverse statements or charges by regulators and elected officials. Press coverage and other public statements that assert some form of wrongdoing, regardless of the factual basis for the assertions being made, could result in some type of inquiry or investigation by regulators, legislators and/or law enforcement officials or in lawsuits. Responding to these inquiries, investigations and lawsuits, regardless of the ultimate outcome of the proceeding, is time-consuming and expensive and can divert the time and effort of our senior management from its business. Future legislation or regulation or governmental views on compensation may result in us altering compensation practices in ways that could adversely affect our ability to attract and retain talented employees. Adverse publicity, governmental scrutiny, pending or future investigations by regulators or law enforcement agencies and/or legal proceedings involving us or our affiliates could also have a negative impact on our reputation and on the morale and performance of employees, and on business retention and new sales, which could adversely affect our businesses and results of operations.

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

As we continue to focus on reducing the expense necessary to support our operations, we have increasingly used outsourcing strategies for certain technology and business functions. If third-party providers experience disruptions or do not perform as anticipated, or we experience problems with a transition, we may experience operational difficulties, an inability to meet obligations, including, but not limited to, policyholder obligations, increased costs and a loss of business that may have a material adverse effect on our business and results of operations. For other risks associated with our outsourcing of certain functions, see “-Interruption or other operational failures in telecommunication, information technology and other operational systems, including as a result of human error, could harm our business,” and "-A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology or other operational systems, or the sensitive data residing on such systems, could harm our business."

We may not be able to protect our intellectual property and may be subject to infringement claims.

We rely on a combination of contracts and copyright, trademark, patent and trade secret laws to protect our intellectual property. Although we endeavor to protect our rights, third parties may infringe upon or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents and trade secrets or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant and our efforts may not prove successful. The inability to secure or protect our intellectual property could have a material adverse effect on our business and our ability to compete.

We may also be subject to claims by third parties for (i) patent, trademark or copyright infringement, (ii) breach of contractual patent, trademark or copyright license rights, or (iii) misappropriation of trade secrets. Any such claims and any resulting litigation could result in significant expense and liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain methods, processes, technology copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly work around. Any of these scenarios could have a material adverse effect on our business and results of operations.

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
In particular, we have only minimal experience regarding the long-term implications of policyholder behavior for our GMIB products and as a result, future experience could lead to significant changes in our assumptions. Our GMIB contracts, most of which were issued during the period from 2004 to 2006, have a ten-year waiting period before annuitization is available. These contracts first become eligible to annuitize during the period from 2014 through 2016, but contain significant incentives to delay annuitization beyond the first eligibility date. In addition, during 2014 and 2015, we made two income enhancement offers to holders of particular series of GMIB contracts, under which policyholders were offered an incentive to annuitize prior to the end of the waiting period, and we have waived the remaining waiting period on these GMIB contracts. As a result, although we have increased experience on policyholder behavior for the first opportunity to annuitize, including from the acceptance rates of the income enhancement offers, we continue to have only a statistically small sample of experience used to set annuitization rates beyond the first eligibility date. Therefore, we anticipate that observable experience data will become statistically credible later in this decade, when a large volume of GMIB benefits begin to reach their maximum benefit over the four-year period from 2019 to 2022.
Similarly, most of our GMWBL contracts are still in the first seven to nine policy years, so our assumptions for withdrawal from contracts with GMWBL benefits may change as experience emerges. In addition, many of our GMWBL contracts contain significant incentives to delay withdrawal. Our experience for GMWBL contracts has recently become more credible, however it is possible that policyholders may choose to withdraw sooner or later than our current best estimate assumes. We expect customer decisions on withdrawal will be influenced by their financial plans and needs as well as by interest rate and market conditions over time and by the availability and features of competing products.
We also make estimates of expected lapse rates, which represent the probability that a policy will not remain in force from one period to the next, for our in-force closed block of variable annuity products. Lapse rates of our variable annuity contracts may be significantly impacted by the value of guaranteed minimum benefits relative to the value of the underlying separate accounts (account value or account balance). In general, policies with guarantees that are “in the money” are assumed to be less likely to lapse. Conversely, “out of the money” guarantees are assumed to be more likely to lapse as the policyholder has less incentive to retain the policy. Lapse rates could also be adversely affected generally by developments that affect customer perception of us.
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

State insurance regulators, the NAIC and other regulatory bodies regularly reexamine existing laws and regulations applicable to insurance companies and their products and their affiliated transactions. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and could materially and adversely affect our business, results of operations or financial condition. We currently use our affiliated Arizona domiciled captive reinsurance company to reinsure certain of our variable annuities. Uncertainties associated with continued use of our affiliated captive reinsurance company are primarily related to potential regulatory changes. In June 2014, the NAIC adopted a new regulatory framework for captives assuming business governed by Regulators XXX or AXXX, called the "Rector framework". In December 2014, the NAIC adopted Actuarial Guideline 48 (“AG48”) which established a new regulatory requirement applicable to XXX and AG38 reserves ceded to reinsurers, including affiliated reinsurers, as the first step in implementing the Rector framework. As adopted, AG48 limits the type of assets that may be used as collateral to cover the XXX and AG38 statutory reserves and is applied prospectively to existing reinsurance transactions that reinsure policies issued on or after January 1, 2015 and new reinsurance transactions entered into on or after January 1, 2015. The NAIC has charged multiple working groups with the responsibility to prepare regulations that would codify the Rector framework and that work continues at the NAIC. In 2014, the NAIC also considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In 2015, the NAIC adopted such a proposal, in the form of a revised preamble to the NAIC accreditation standards (the “Standard”), with an effective date of January 1, 2016 for application of the Standard to captives that assume XXX or AXXX business. Under the Standard, a state will be deemed in compliance as it relates to XXX or AXXX captives if the applicable reinsurance transaction satisfies AG 48. In addition, the Standard applies prospectively, so that XXX or AXXX captives will not be subject to the Standard if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014. The NAIC left for future action application of the Standard to captives that assume variable annuity business. As drafted, it appears that the Standard would apply to our affiliate, Security Life of Denver International Limited, an Arizona captive.

During 2015, The NAIC Financial Conditions (E) Committee (the “E Committee”) established the Variable Annuities Issues (E) Working Group (“VAIWG”) to oversee the NAIC’s efforts to study and address, as appropriate, regulatory issues resulting in variable annuity captive reinsurance transactions. The VAIWG retained Oliver Wyman to study the industry’s use of variable annuity captive reinsurance and to develop a set of recommended changes to address the issues involving variable annuity captives. In September 2015, Oliver Wyman issued an initial report, which was adopted by the VAIWG, outlining its preliminary findings and making recommendations for enhancement to the variable annuity statutory framework. In November 2015, upon recommendation of the VAIWG, the E Committee adopted a Variable Annuities Framework for Change (the “VA Framework for Change”) which recommends charges for NAIC working groups to adjust the variable annuity statutory framework applicable to all insurers that have written or are writing variable annuity business. The VA Framework for Change contemplates a holistic set of reforms that would improve the current reserve and capital framework and address root cause issues that result in the use of captive arrangements. Although the VA Framework for Change recommends an effective date of January 1, 2017, the timing of these proposals remains uncertain. In November 2015, the NAIC also approved funding for a quantitative impact study, to be conducted by Oliver Wyman and involving industry participants including us, of various reforms outlined in the VA Framework for Change (the “QIS Study”).

We cannot predict what revisions, if any, would be made to the Rector framework or the Standard for application to captives that assume XXX or AXXX business, as multiple NAIC working groups undertake their implementation, to the VA Framework for Change proposal as a result of the QIS Study and ongoing NAIC deliberations, or to the Standard, if adopted for variable annuity captives. It is also unclear whether these or other proposals will be adopted by the NAIC, or what additional actions and regulatory changes will result from the continued captives scrutiny and reform efforts by the NAIC and other regulatory bodies. Any regulatory action that limits our ability to achieve desired benefits from the use of or materially increases our cost of using captive reinsurance companies, either retroactively or prospectively, including, if adopted as proposed, without grandfathering provisions for existing captive variable annuity reinsurance entities, the Standard, could have a material adverse effect on our financial condition or results of operations.

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

On July 21, 2010, the Dodd-Frank Act was signed into law. It effects comprehensive changes to the regulation of financial services in the United States. The Dodd-Frank Act directs existing and newly-created government agencies and bodies to perform studies and promulgate a multitude of regulations implementing the law, a process that is underway and is expected to continue over the next few years. While some studies have already been completed and the rule-making process is well underway, there continues to be significant uncertainty regarding the results of ongoing studies and the ultimate requirements of regulations that have not yet been adopted. We cannot predict with certainty how the Dodd-Frank Act and such regulations will affect the financial markets generally, or impact our business, ratings, results of operations, financial condition or liquidity. The Dodd-Frank Act's potential effects could include:

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

•
Title VII of the Dodd-Frank Act creates a new framework for regulation of the over-the-counter ("OTC") derivatives markets. New margin and capital requirements on market participants could substantially increase the cost of hedging and related operations, affect the profitability of our products or their attractiveness to our customers, or cause us to alter our hedging strategy or change the composition of the risks we do not hedge.

•
The Dodd-Frank Act established the FIO within the Treasury Department. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including participating in the FSOC's decisions regarding insurers to be designated for stricter regulation by the Federal Reserve. The Dodd-Frank Act also required the director of FIO to conduct a study on how to modernize and improve the system of insurance regulation in the United States. The director issued that report in December 2013, recommending increased federal involvement in certain areas of insurance regulation to improve uniformity, and setting out recommendations in areas of near-term reform for the states, including prudential and marketplace oversight. The report also recommended that states develop a uniform and transparent solvency oversight regime for the transfer of risk to reinsurance captives, and adopt a uniform capital requirement for reinsurance captives, including a prohibition on transactions that do not constitute legitimate risk transfer. FIO has an ongoing charge to monitor all aspects of the insurance industry and will monitor state regulatory developments, including those called for in its report and present options for federal involvement if deemed necessary.

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

Securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets or investment advisory or brokerage clients. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of business for failure to comply with those laws and regulations. A number of changes have recently been proposed to the laws and regulations that govern the conduct of our registered insurance products business and our distributors that could have a material adverse effect on our results of operations and financial condition. For example, the Dodd-Frank Act authorizes the SEC to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice. The SEC has not yet decided whether to propose rules creating a uniform standard of conduct applicable to broker-dealers and investment advisers. Further, proposals have been made that the SEC establish a self-regulatory organization with respect to registered investment advisers, which could increase the level of regulatory oversight over them. Changes to these laws or regulations that restrict the conduct of our business could have an adverse effect on our results of operations and financial condition.

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

Other proposed regulatory initiatives applicable to individual retirement accounts and individual retirement annuities may negatively impact the distribution of our products. In particular, in April 2015 the DOL issued a proposed rule that would, if adopted as proposed, broaden the definition of "fiduciary" for purposes of ERISA and the Internal Revenue Code, as it applies to a person or entity providing investment advice with respect to ERISA plans or individual retirement accounts and individual retirement annuities. As proposed, the rule would expand the circumstances in which providers of investment advice to small plan sponsors, plan participants and beneficiaries, and IRA investors are deemed to act in a fiduciary capacity. The rule would require such providers to act in their clients’ “best interests”, not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation. Although the DOL concurrently proposed a “best interest contract exemption” intended to enable continuation of certain existing industry practices relating to receipt of commissions and other compensation, the exemption includes conditions and requirements that may make it difficult to rely upon in practice.

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

Congress has signaled interest in possibly pursuing limited international tax reform. If successful, it is unlikely to result in reducing corporate tax rates by broadening the taxable income base. Also viewed as unlikely is a reduction of tax preferences, including possibly the reduction or elimination of tax preferences associated with our industry. States that stand to lose tax revenue of their own will exert pressure on the federal government not to enact additional measures as part of comprehensive tax reform that would negatively impact them. Such a situation may result in more pressure on raising revenue from tax preferences associated with our Company and products.

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

During the year ended December 31, 2015, we declared an ordinary dividend to our Parent in the amount of $394.0 million, which was paid to our Parent on May 20, 2015. During the year ended December 31, 2014, we paid an ordinary dividend of $216.0 million to our Parent.

During the year ended December 31, 2015, we declared an extraordinary distribution in the amount of $98.0 million, subject to receipt of approval by the Iowa Insurance Division. The Iowa Insurance Division provided its approval on June 25, 2015, and we paid the extraordinary distribution to our Parent on June 26, 2015.

During the years ended December 31, 2015, and 2014, we did not receive any capital contributions from our Parent.

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

The following discussion and analysis presents a review of our results of operations for the years ended December 31, 2015, 2014 and 2013 and financial condition as of December 31, 2015 and 2014. This item should be read in its entirety and in conjunction with the Financial Statements and related notes contained in Part II, Item 8. of this Annual Report on Form 10-K.

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

Products currently offered by us include fixed and indexed annuities, and payout annuities, designed to address customer needs for tax-advantaged savings, retirement needs and wealth-protection concerns. We also offer guaranteed investment contracts and funding agreements (collectively referred to as "GICs"). We stopped actively writing new retail annuity products with substantial guarantee features in early 2010.

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

•
A lapse rate is the percentage of in-force policies surrendered by the policyholder or canceled by us due to non-payment of premiums. For certain of our variable products, the lapse rate assumption varies according to the current account value relative to guarantees associated with the product and applicable surrender charges. In general, policies with guarantees that are considered "in the money" (i.e., where the notional benefit amount is in excess of the account value) are assumed to be less likely to lapse or surrender. Conversely, "out of the money" guarantees may be assumed to be more likely to lapse or surrender as the policyholder has less incentive to retain the policy.

See the Guaranteed Benefit Features Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on our reserves for future policy benefits, contract owner account balances and product guarantees.

Insurance and Other Reserves

Reserves for traditional life insurance contracts (term insurance, participating and non-participating whole life insurance and traditional group life insurance) and accident and health insurance represent the present value of future benefits to be paid to or on behalf of contract owners and related expenses, less the present value of future net premiums. Assumptions as to interest rates, mortality, expenses and persistency are based on our estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Interest rates used to calculate the present value of these reserves ranged from 2.3% to 7.2%.

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

Although assumptions are "locked-in" upon the issuance of traditional life insurance contracts, certain accident and health insurance contracts and payout contracts with life contingencies, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are determined based on best estimate assumptions that exist at the time the premium deficiency reserve is established and do not include a provision for adverse deviation. During the year ended December 31, 2015, we established premium deficiency reserves of $126.0 million before tax related to certain payout annuity contracts, which was recorded as an increase in Policyholder benefits and contract owner balances with a corresponding increase in Deposits and reinsurance recoverable, as the reserves are ceded to an affiliate on a 100% coinsurance and coinsurance funds withheld basis. The establishment of this premium deficiency reserve had no impact in the Statements of Operations for the year ended December 31, 2015.

Product Guarantees and Index-crediting Features

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

GMDB and GMIB: Reserves for annuity guaranteed minimum death benefits ("GMDB") and guaranteed minimum income benefits ("GMIB") are determined by estimating the value of expected benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. Expected experience is based on a range of scenarios. Assumptions used, such as the long-term equity market return, lapse rate and mortality, are consistent with assumptions used in estimating gross profits for the purpose of amortizing DAC. In addition, the reserve for the GMIB incorporates assumptions for the likelihood and timing of the potential annuitizations that may be elected by the contract owner. In general, we assume that GMIB annuitization rates will be higher for policies with more valuable ("in the money") guarantees.

GMAB, GMWB, GMWBL and FIA: We also issue certain products which contain embedded derivatives that are measured at estimated fair value separately from the host contract. These embedded derivatives include annuity guaranteed minimum accumulation benefits ("GMAB"), guaranteed minimum withdrawal benefits without life contingencies ("GMWB"), guaranteed minimum withdrawal benefits with life payouts ("GMWBL") and fixed indexed annuities ("FIAs").

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

The estimated fair value of the embedded derivative in the FIA contracts is based on the present value of the excess of interest payments to the contract owners over the growth in the minimum guaranteed contract value. The excess interest payments are determined as the excess of projected index driven benefits over the projected guaranteed benefits. The projection horizon is over the anticipated life of the related contracts, which takes into account best estimate actuarial assumptions, such as partial withdrawals, full surrenders, deaths, annuitizations and maturities.

Certain FIA contracts contain guaranteed withdrawal benefit provisions.  Reserves for these benefits are calculated by estimating the value of expected benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments.

The liabilities for the GMAB, GMWB, GMWBL and FIA embedded derivatives include a risk margin to capture uncertainties related to policyholder behavior assumptions. The margin represents additional compensation a market participant would require to assume these risks.

The discount rate used to determine the fair value of the liabilities for our GMAB, GMWB, GMWBL and FIA embedded derivatives includes an adjustment to reflect the risk that these obligations will not be fulfilled (“nonperformance risk”). Our nonperformance risk adjustment is based on a blend of observable, similarly rated peer holding company credit default swap ("CDS") spreads, adjusted to reflect the credit quality of VIAC, the issuer of the guarantee, as well as an adjustment to reflect the priority of policyholder claims.The impact of the nonperformance risk adjustment on the fair value of these liabilities was a reduction of approximately $791.0 million and $754.0 million as of December 31, 2015 and 2014, respectively, with the change primarily due to the increases in observable credit spreads and an increase in the associated reserves.

Assumptions and Periodic Review

We review overall policyholder experience at least annually (including lapse, annuitization, withdrawal and mortality) and update these assumptions when deemed necessary, based on additional information that becomes available. If policyholder experience is significantly different from that assumed, this could have a significant effect on our reserve levels and related results of operations.

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

Amortization Methodologies

We amortize DAC and VOBA related to universal life ("UL") and variable universal life ("VUL") contracts and fixed and variable deferred annuity contracts over the estimated lives of the contracts in relation to the emergence of estimated gross profits. Assumptions as to mortality, persistency, interest crediting rates, fee income, returns associated with separate account performance, impact of hedge performance, expenses to administer the business and certain economic variables, such as inflation, are based on our experience and overall capital markets. At each valuation date, estimated gross profits are updated with actual gross profits, and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance ("unlocking"). If the update of assumptions causes estimated gross profits to increase, DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes estimated gross profits to decrease. We amortize DSI over the estimated lives of the related contracts using the same methodology and assumptions used to amortize DAC.

Recoverability testing is performed for current issue year products to determine if gross profits are sufficient to cover DAC, VOBA and DSI, estimated benefits and related expenses. In subsequent periods, we perform testing to assess the recoverability of DAC, VOBA and DSI on an annual basis, or more frequently if circumstances indicate a potential loss recognition issue exists. If DAC, VOBA or DSI are not deemed recoverable from future gross profits, charges will be applied against the DAC, VOBA or DSI balances before an additional reserve is established.

During the year ended December 31, 2015, our reviews resulted in loss recognition of $342.0 million before income taxes, of which $276.9 million and $65.1 million was recorded to Net amortization of DAC and VOBA and Interest credited and other benefits to contract owners, respectively, in the Statements of Operations, with a corresponding decrease on the Balance Sheets to Deferred policy acquisition costs, Value of business acquired, and Sales inducements to contract owners.

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

Assumptions and Periodic Review

Changes in assumptions can have a significant impact on DAC, VOBA, and DSI, amortization rates, reserve levels, and results of operations. Assumptions are management's best estimate of future outcome. We periodically review these assumptions against actual experience and, based on additional information that becomes available, update our assumptions. Deviation of emerging experience from our assumptions could have a significant effect on our DAC, VOBA and DSI, reserves, and the related results of operations.

•
One significant assumption is the assumed return associated with the variable account performance, which has historically had a greater impact on variable annuity than VUL products. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. Our practice assumes that near-term and long-term increases or decreases in equity markets revert to the long-term appreciation in equity markets ("reversion to the mean"). We monitor market events and only change the assumption when sustained deviations are expected. This methodology incorporates a 9% long-term equity return assumption, a 14% cap and a five-year look-forward period.

•
Another significant assumption used in the estimation of gross profits for certain products is mortality. We utilize a combination of actual and industry experience when setting our mortality assumptions, which are consistent with the assumptions used to calculate reserves for future policy benefits.

•
Assumptions related to interest rate spreads and credit losses also impact estimated gross profits for all applicable products with credited rates. These assumptions are based on the current investment portfolio yields and credit quality, estimated future crediting rates, capital markets, and estimates of future interest rates and defaults.

•
Other significant assumptions include estimated policyholder behavior assumptions, such as surrender, lapse, and annuitization rates. We use a combination of actual and industry experience when setting and updating our policyholder behavior assumptions, and such assumptions require considerable judgment. Estimated gross profits for our variable annuity contracts are particularly sensitive to these assumptions.

We include the impact of the change in value of the embedded derivatives associated with the GMAB, GMWB, GMWBL and FIA contracts in gross profits for purposes of determining DAC amortization.

During the third quarter of 2015, 2014 and 2013, we conducted our annual review of assumptions, including projection model inputs. As a result of these reviews, we made a number of changes, which resulted in favorable (unfavorable) impacts on Income (loss) before income taxes of $(34.3) million, $231.7 million, and $(37.5) million in 2015, 2014, and 2013, respectively, of which $(83.0) million, $108.4 million, and $21.0 million, respectively, was related to DAC, VOBA and DSI unlocking.

Sensitivity

We perform sensitivity analyses to assess the impact that certain assumptions have on DAC, VOBA and DSI, as well as certain reserves. The following table presents the estimated instantaneous net impact to income before income taxes of various assumption changes on our DAC, VOBA and DSI balances and the impact on related reserves for future policy benefits and reinsurance. The effects presented are not representative of the aggregate impacts that could result if a combination of such changes to equity markets, interest rates and other assumptions occurred. (Assumptions regarding shifts in market factors may be overly simplistic and not indicative of actual market behavior in stress scenarios.)

($ in millions)	As of December 31, 2015
Decrease in long-term rate of return assumption by 100 basis points	$(9.5)
A change to the long-term interest rate assumption of -50 basis points	(4.9)
A change to the long-term interest rate assumption of +50 basis points	(125.9)
An assumed increase in future mortality by 1%	(5.1)
A one-time, 10% decrease in equity market values(1)	40.7
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

When available, the estimated fair value of securities is based on quoted prices in active markets that are readily and regularly obtainable. When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flows, matrix pricing or other similar techniques. Inputs to these methodologies include, but are not limited to, market observable inputs such as benchmark yields, credit quality, issuer spreads, bids, offers and cash flow characteristics of the security. For privately placed bonds, we also consider such factors as the net worth of the borrower, value of the collateral, the capital structure of the borrower, the presence of guarantees, and the borrower's ability to compete in its relevant market. Valuations are reviewed and validated monthly by an internal valuation committee using price variance reports, comparisons to internal pricing models, back testing of recent trades, and monitoring of trading volumes, as appropriate.

The valuation of financial assets and liabilities involves considerable judgment, is subject to considerable variability, is established using management's best estimate, and is revised as additional information becomes available. As such, changes in, or deviations from, the assumptions used in such valuations can significantly affect our results of operations. Financial markets are subject to significant movements in valuation and liquidity, which can impact our ability to liquidate and the selling price that can be realized for our securities.

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

In addition, we have entered into coinsurance with funds withheld reinsurance arrangements that contain embedded derivatives. The fair value of the embedded derivatives is based on the change in the fair value of the underlying assets held in the trust using the valuation methods and assumptions described for our investments held.

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

Mortgage loans on real estate are all commercial mortgage loans. If a mortgage loan is determined to be impaired (i.e., when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of either the present value of expected cash flows from the loan, discounted at the loan's original purchase yield, or the fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure.

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

Income Taxes

The results of our operations are included in the consolidated tax return of Voya Financial, Inc. Generally, our Financial Statements recognize the current and deferred income tax consequences that result from our activities during the current and preceding periods pursuant to the provisions of Income Taxes (Accounting Standards Codification Topic 740) as if we were a separate taxpayer rather than a member of Voya Financial, Inc.'s consolidated income tax return group, with the exception of any net operating loss carryforwards and capital loss carryforwards, which are recorded pursuant to the tax sharing agreement.

Under our tax sharing agreement, Voya Financial, Inc. will pay us for the tax benefits of ordinary and capital losses only in the event that the consolidated tax group actually uses the tax benefit of losses generated.

Valuation Allowances

We use certain assumptions and estimates in determining the income taxes payable or refundable to/from Voya Financial, Inc. for the current year, the deferred income tax liabilities and assets for items recognized differently in our Financial Statements from amounts shown on our income tax returns and the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. We exercise considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are reevaluated on a periodic basis. We will continue to evaluate as regulatory and business factors change.

Our deferred tax assets and liabilities resulting from temporary differences between financial reporting and tax basis of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.

Deferred tax assets represent the tax benefit of future deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards. We evaluate and test the recoverability of deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary and, if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, we consider many factors, including:

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

As of December 31, 2015, we have recognized $161.5 million deferred tax assets based on tax planning strategies related to unrealized gains on investment assets. These tax planning strategies support the recognition of deferred tax assets, which have been provided on deductible temporary differences, and may be adversely impacted by decreases in unrealized gains.

We recorded the following valuation allowances as of the dates indicated:

	December 31,
($ in millions)	2015		2014
Deferred tax assets	$597.4	(1)	$549.7	(2)
(1) Includes $590.6 million and $6.8 million related to ordinary deferred tax assets and foreign tax credits, respectively.
(2) Includes $540.6 million and $9.1 million related to ordinary deferred tax assets and foreign tax credits, respectively.

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

For example, a reduction in the corporate tax rate would most likely result in a tax expense based on the fact that, as of December 31, 2015, we have a deferred tax asset. Conversely, an increase in the corporate tax rate would most likely result in an additional tax benefit.

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

Results of Operations

Overview

Products currently offered by us include fixed and indexed annuities, designed to address customer needs for tax-advantaged savings, retirement needs and wealth-protection concerns as well as GICs. We stopped actively writing new retail variable annuity products with substantial guarantee features in early 2010.

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

	Year Ended December 31,
($ in millions)	2015	2014	2013
Revenues:
Net investment income	$1,305.5	$1,264.7	$1,267.2
Fee income	718.7	824.8	839.7
Premiums	505.8	537.8	436.3
Net realized capital gains (losses):
Total other-than-temporary impairments	(30.3)	(6.0)	(12.1)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	2.5	(0.3)	(1.8)
Net other-than-temporary impairments recognized in earnings	(32.8)	(5.7)	(10.3)
Other net realized capital gains (losses)	(98.8)	(768.4)	(2,205.5)
Total net realized capital gains (losses)	(131.6)	(774.1)	(2,215.8)
Other revenue	19.7	29.8	29.8
Total revenues	2,418.1	1,883.0	357.2
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,290.6	1,391.9	(1,855.4)
Operating expenses	486.2	489.6	462.3
Net amortization of deferred policy acquisition costs and value of business acquired	667.0	(116.0)	1,522.4
Interest expense	28.2	28.2	28.2
Other expense	25.1	16.9	31.1
Total benefits and expenses	2,497.1	1,810.6	188.6
Income (loss) before income taxes	(79.0)	72.4	168.6
Income tax expense (benefit)	(53.9)	97.3	185.5
Net income (loss)	$(25.1)	$(24.9)	$(16.9)

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

Our Net income (loss) for the year ended December 31, 2015 reflected a slightly higher loss than the prior period due to unfavorable changes in Net amortization of DAC and VOBA and decreases in Fee income and Premiums, mostly offset by favorable changes in Total net realized capital gains (losses), Income tax expense (benefit), Interest credited and other benefits to contract owners/policyholders and an increase in Net investment income.

Revenues

Total revenues increased $535.1 million from $1,883.0 million to $2,418.1 million primarily due to favorable changes in Total net realized capital gains (losses) and an increase in Net investment income, partially offset by decreases in Fee income and Premiums.

Net investment income increased $40.8 million from $1,264.7 million to $1,305.5 million primarily due to growth in the general account assets and higher prepayment income, partially offset by lower alternative investment income and the impact of the continued low interest rate environment on reinvestment rates.

Fee income decreased $106.1 million from $824.8 million to $718.7 million primarily due to lower average separate account assets under management ("AUM") resulting from the continued runoff of our closed block of variable annuity business.

Premiums decreased $32.0 million from $537.8 million to $505.8 million primarily due to lower payout annuities with life contingencies, which corresponds to a decrease in Interest credited and other benefits to contract owners/policyholders, partially offset by an increase in assumed premiums from an affiliate due to favorable persistency.

Total net realized capital losses decreased $642.5 million from $774.1 million to $131.6 million primarily due to favorable changes in the fair value of embedded derivatives on product guarantees, partially offset by unfavorable changes in annuity hedging and the fair value of fixed maturities using the fair value option. The favorable changes of $804.2 million in the fair value of embedded derivatives on variable annuity and fixed indexed annuity product guarantees (from a loss of $708.4 million in the prior period to a gain of $95.8 million in the current period) were due to favorable impacts resulting from interest rate movements and implied volatility, partially offset by unfavorable impacts resulting from equity market movements and nonperformance risk. Under the variable annuity and fixed indexed annuity hedge programs, changes in interest rates and equity markets during the year ended December 31, 2015 resulted in net unfavorable changes in equity, interest and foreign exchange derivatives of $69.2 million compared to prior period (losses of $72.9 million in the current period and losses of $3.7 million in the prior period). A portion of these derivative losses was ceded to SLDI under the combined coinsurance and coinsurance funds withheld agreement (gains of $54.5 million in the current period and losses of $50.0 million in the prior period) and an offset was recorded to Interest credited and other benefits to contract owners/policyholders. Unfavorable changes of $48.0 million in the fair value of fixed maturities using fair value option as a result of interest rate changes in the current period compared to the prior period also contributed to the change in Total net realized capital gains (losses).

Benefits and Expenses

Total benefits and expenses increased $686.5 million from $1,810.6 million to $2,497.1 million primarily due to unfavorable changes in Net amortization of DAC and VOBA, partially offset by favorable changes in Interest credited and other benefits to contract owners/policyholders.

Interest credited and other benefits to contract owners/policyholders decreased $101.3 million from $1,391.9 million to $1,290.6 million primarily due to net favorable changes in the embedded derivatives on the coinsurance funds withheld arrangements resulting from interest rate movements. This decrease was partially offset by the change in the amount of equity and interest rate derivative gains/losses transferred under the combined coinsurance and coinsurance funds withheld agreement with SLDI (the corresponding offsetting amount is reported in Total net realized capital gains (losses)), unfavorable impacts due to the annual assumptions review and loss recognition on sales inducements.

Net amortization of DAC and VOBA changed $783.0 million from a benefit of $116.0 million to an expense of $667.0 million primarily due to loss recognition on DAC and VOBA, unfavorable impacts due to the annual assumptions review in the current period compared to favorable unlocking in the prior period and higher amortization as a result of higher gross profits. See Critical Accounting Judgments and Estimates for further detail on loss recognition on DAC and VOBA.

Income Taxes

Income tax expense (benefit) changed by $151.2 million from an expense of $97.3 million to a benefit of $53.9 million primarily due to a lower increase in the valuation allowance in the current period compared to the prior period, a decrease in income before income taxes, and an increase in the dividends received deduction.

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

Our Net income (loss) for the year ended December 31, 2014 reflected a higher loss than 2013 primarily due to unfavorable changes in Interest credited and other benefits to contract owners/policyholders, an increase in Operating expenses and a decrease in Fee income, partially offset by favorable changes in Net amortization of DAC and VOBA, favorable changes in Total net realized capital gains (losses), an increase in Premiums, favorable changes in Income tax expense (benefit) and a decrease in Other expense.

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

Total net realized capital gains (losses) changed $1,441.7 million from a loss of $2,215.8 million to a loss of $774.1 million due to favorable changes in annuity hedging derivatives, partially offset by unfavorable changes in the fair value of embedded derivatives on product guarantees. Under the variable annuity and fixed indexed annuity hedge programs, changes in equity and interest markets during the year ended December 31, 2014 resulted in favorable changes in equity, interest and foreign exchange derivatives of $3,067.4 million during 2014 (net losses of $3.7 million in 2014 compared to net losses of $3,071.1 million during 2013). A portion of these derivative losses were ceded to SLDI under the combined coinsurance and coinsurance funds withheld agreement (losses of $50.0 million for 2014 and losses of $2,991.4 million for 2013) and an offset was recorded to Interest credited and other benefits to contract owners/policyholders. Favorable net changes of $39.0 million in the fair value of fixed maturities using fair value option as a result of decreasing interest rates in 2014 compared to increasing interest rates in 2013 also contributed to the variance. Partially offsetting these variances were unfavorable net changes of $1,670.1 million in the fair value of embedded derivatives on variable annuity and fixed indexed annuity product guarantees (from a gain of $961.7 million for the year ended December 31, 2013 to a loss of $708.4 million for the year ended December 31, 2014) due to unfavorable impacts from interest rates, equity market movements and implied volatility, partially offset by the favorable impact from nonperformance risk and annual assumption changes.

Benefits and Expenses

Total benefits and expenses increased $1,622.0 million from $188.6 million to $1,810.6 million primarily due to unfavorable changes in Interest credited and other benefits to contract owners/policyholders and an increase in Operating expenses, partially offset by favorable changes in Net amortization of DAC and VOBA and a decrease in Other expense.

Interest credited and other benefits to contract owners/policyholders changed $3,247.3 million from a benefit of $1,855.4 million to an expense of $1,391.9 million primarily due to the change in the amount of equity and interest rate derivative losses transferred under the combined coinsurance and coinsurance funds withheld agreement with SLDI (the corresponding offsetting amount is reported in Total net realized capital gains (losses)), the change in the embedded derivative on the two coinsurance funds withheld arrangements and unfavorable guaranteed benefit reserve changes due to lower fund returns compared to 2013. These increases were partially offset by lower amortization of sales inducements as a result of lower gross profits in 2014.

Operating expenses increased $27.3 million from $462.3 million to $489.6 million as a result of several factors, primarily increased costs in 2014 related to rebranding, initial costs related to the outsourcing of the actuarial valuation, modeling and hedging functions for our retail variable annuity products in 2014 and higher expenses on non-qualified retirement plans related to the immediate recognition of actuarial losses in 2014 compared to actuarial gains in 2013, resulting from changes in assumptions primarily due to discount rates, mortality and actual versus expected results. In addition, higher commissions and higher administrative expenses contributed to the increase. These increases were partially offset by a favorable cost of reinsurance due to the novation of a reinsurance agreement in the first quarter of 2014.

Net amortization of DAC and VOBA changed $1,638.4 million from an expense of $1,522.4 million to a benefit of $116.0 million primarily due to lower amortization as a result of lower gross profits in 2014 compared to 2013 and $306.0 million of loss recognition on DAC and VOBA in 2013 that did not reoccur in 2014. Favorable DAC and VOBA unlocking resulting from prospective assumption changes also contributed to the decrease. Partially offsetting these variances was favorable DAC and VOBA unlocking in 2013 that did not repeat in 2014.

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

See the Investments Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	December 31, 2015		December 31, 2014
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$22,458.4	76.9%	$22,169.4	78.9%
Fixed maturities, at fair value using the fair value option	547.4	1.9%	480.8	1.7%
Equity securities, available-for-sale	19.2	0.1%	6.7	—%
Short-term investments(1)	1,069.4	3.7%	746.8	2.7%
Mortgage loans on real estate	3,310.9	11.3%	2,854.4	10.2%
Policy loans	79.8	0.3%	87.4	0.3%
Limited partnerships/corporations	186.3	0.6%	172.9	0.6%
Derivatives	799.4	2.7%	891.4	3.2%
Other investments	48.6	0.2%	49.4	0.2%
Securities pledged	672.4	2.3%	626.8	2.2%
Total investments	$29,191.8	100.0%	$28,086.0	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	December 31, 2015
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$992.7	4.3%	$1,058.7	4.5%
U.S. Government agencies and authorities	79.4	0.3%	81.9	0.3%
State, municipalities and political subdivisions	359.1	1.5%	360.5	1.5%
U.S. corporate public securities	10,718.9	46.1%	10,871.9	45.9%
U.S. corporate private securities	2,365.0	10.2%	2,394.4	10.1%
Foreign corporate public securities and foreign governments(1)	2,826.9	12.2%	2,793.0	11.8%
Foreign corporate private securities(1)	2,592.9	11.2%	2,626.0	11.1%
Residential mortgage-backed securities	1,746.8	7.5%	1,885.1	8.0%
Commercial mortgage-backed securities	1,311.0	5.6%	1,343.4	5.7%
Other asset-backed securities	257.6	1.1%	263.3	1.1%
Total fixed maturities, including securities pledged	$23,250.3	100.0%	$23,678.2	100.0%
(1) Primarily U.S. dollar denominated.
	December 31, 2014
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$843.0	3.9%	$926.1	4.0%
U.S. Government agencies and authorities	78.9	0.4%	83.4	0.3%
State, municipalities and political subdivisions	155.4	0.7%	164.4	0.7%
U.S. corporate public securities	9,651.4	44.1%	10,307.6	44.3%
U.S. corporate private securities	2,026.9	9.3%	2,140.8	9.2%
Foreign corporate public securities and foreign governments(1)	2,716.9	12.4%	2,825.1	12.2%
Foreign corporate private securities(1)	2,683.6	12.3%	2,850.7	12.2%
Residential mortgage-backed securities	1,881.8	8.6%	2,050.5	8.8%
Commercial mortgage-backed securities	1,531.7	7.0%	1,627.5	7.0%
Other asset-backed securities	292.7	1.3%	300.9	1.3%
Total fixed maturities, including securities pledged	$21,862.3	100.0%	$23,277.0	100.0%
(1) Primarily U.S. dollar denominated.

As of December 31, 2015, the average duration of our fixed maturities portfolio, including securities pledged, is between 6.0 and 6.5 years.

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

Information about certain of our fixed maturity securities holdings by the NAIC designation is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents our best estimate of comparable ratings from rating agencies, including Moody's, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used. As of December 31, 2015 and 2014, the weighted average NAIC quality rating of our fixed maturities portfolio was 1.5.

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of December 31, 2015 and 2014, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows, based on the number of agency ratings received:

• when three ratings are received then the middle rating is applied;
• when two ratings are received then the lower rating is applied;
• when a single rating is received, the ARO rating is applied; and
• when ratings are unavailable then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	December 31, 2015
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,058.7	$—	$—	$—	$—	$—	$1,058.7
U.S. Government agencies and authorities	81.9	—	—	—	—	—	81.9
State, municipalities and political subdivisions	340.3	19.9	0.3	—	—	—	360.5
U.S. corporate public securities	5,854.3	4,568.0	346.1	93.9	—	9.6	10,871.9
U.S. corporate private securities	1,118.2	1,160.5	98.0	17.7	—	—	2,394.4
Foreign corporate public securities and foreign governments(1)	1,528.0	1,086.2	168.2	8.4	1.0	1.2	2,793.0
Foreign corporate private securities(1)	319.3	2,205.5	86.5	14.2	—	0.5	2,626.0
Residential mortgage-backed securities	1,812.3	7.0	3.8	15.8	18.0	28.2	1,885.1
Commercial mortgage-backed securities	1,339.7	—	1.1	2.6	—	—	1,343.4
Other asset-backed securities	237.1	8.3	5.4	11.3	1.2	—	263.3
Total fixed maturities	$13,689.8	$9,055.4	$709.4	$163.9	$20.2	$39.5	$23,678.2
% of Fair Value	57.8%	38.2%	3.0%	0.7%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2014
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$926.1	$—	$—	$—	$—	$—	$926.1
U.S. Government agencies and authorities	83.4	—	—	—	—	—	83.4
State, municipalities and political subdivisions	161.4	3.0	—	—	—	—	164.4
U.S. corporate public securities	5,699.7	4,168.7	374.0	54.1	0.6	10.5	10,307.6
U.S. corporate private securities	792.7	1,259.1	83.9	5.1	—	—	2,140.8
Foreign corporate public securities and foreign governments(1)	1,471.8	1,212.5	135.0	5.8	—	—	2,825.1
Foreign corporate private securities(1)	357.3	2,403.5	78.7	8.7	—	2.5	2,850.7
Residential mortgage-backed securities	1,952.0	14.8	19.0	7.3	23.0	34.4	2,050.5
Commercial mortgage-backed securities	1,620.3	—	3.6	3.6	—	—	1,627.5
Other asset-backed securities	272.2	23.9	—	4.1	0.7	—	300.9
Total fixed maturities	$13,336.9	$9,085.5	$694.2	$88.7	$24.3	$47.4	$23,277.0
% of Fair Value	57.3%	39.0%	3.0%	0.4%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	December 31, 2015
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$1,058.7	$—	$—	$—	$—	$1,058.7
U.S. Government agencies and authorities	81.9	—	—	—	—	81.9
State, municipalities and political subdivisions	40.0	221.1	79.2	19.9	0.3	360.5
U.S. corporate public securities	224.4	775.3	4,834.3	4,568.0	469.9	10,871.9
U.S. corporate private securities	116.2	50.9	867.9	1,280.1	79.3	2,394.4
Foreign corporate public securities and foreign governments(1)	36.6	456.8	1,046.1	1,074.6	178.9	2,793.0
Foreign corporate private securities(1)	—	9.8	411.7	2,095.6	108.9	2,626.0
Residential mortgage-backed securities	1,604.1	6.6	2.9	17.9	253.6	1,885.1
Commercial mortgage-backed securities	853.0	148.8	99.3	52.0	190.3	1,343.4
Other asset-backed securities	115.6	6.5	18.3	23.0	99.9	263.3
Total fixed maturities	$4,130.5	$1,675.8	$7,359.7	$9,131.1	$1,381.1	$23,678.2
% of Fair Value	17.4%	7.1%	31.1%	38.6%	5.8%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2014
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$926.1	$—	$—	$—	$—	$926.1
U.S. Government agencies and authorities	83.4	—	—	—	—	83.4
State, municipalities and political subdivisions	17.6	107.2	36.6	3.0	—	164.4
U.S. corporate public securities	177.2	723.7	4,778.0	4,168.7	460.0	10,307.6
U.S. corporate private securities	140.1	52.3	622.2	1,287.3	38.9	2,140.8
Foreign corporate public securities and foreign governments(1)	35.4	517.7	932.2	1,199.1	140.7	2,825.1
Foreign corporate private securities(1)	—	17.3	434.4	2,284.3	114.7	2,850.7
Residential mortgage-backed securities	1,689.8	9.6	7.0	33.3	310.8	2,050.5
Commercial mortgage-backed securities	889.9	282.1	198.8	38.6	218.1	1,627.5
Other asset-backed securities	140.5	4.4	25.3	15.0	115.7	300.9
Total fixed maturities	$4,100.0	$1,714.3	$7,034.5	$9,029.3	$1,398.9	$23,277.0
% of Fair Value	17.6%	7.4%	30.2%	38.8%	6.0%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, increased $377.4 million from $93.4 million to $470.8 million for the year ended December 31, 2015. The increase in gross unrealized capital losses was primarily due to rising interest rates and widening credit spreads. Gross unrealized losses on fixed maturities, including securities pledged, decreased $230.0 million from $323.4 million to $93.4 million for the year ended December 31, 2014. The decrease in gross unrealized capital losses was primarily due to declining interest rates.

As of December 31, 2015 and 2014 , we did not have any fixed maturities with an unrealized capital loss in excess of $10.0 million.

As of December 31, 2015 and 2014, we had $2.2 billion and $2.5 billion, fair value of energy sector fixed maturity securities, constituting 9.3% and 10.7%, of total fixed maturities portfolio, with gross unrealized capital losses of $175.9 million and $27.5 million, respectively. See the Investments Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on unrealized capital losses.

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

We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of December 31, 2015, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $118.9 million, $116.3 million and $5.6 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2014, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $152.6 million, $148.5 million and $7.0 million, respectively, representing 0.7% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2015
	1	89.5%	AAA	—%	2007	15.3%
	2	3.8%	AA	3.7%	2006	2.0%
	3	3.2%	A	11.7%	2005 and prior	82.7%
	4	2.5%	BBB	8.1%		100.0%
	5	1.0%	BB and below	76.5%
	6	—%		100.0%
		100.0%
December 31, 2014
	1	82.8%	AAA	—%	2007	12.9%
	2	14.0%	AA	0.4%	2006	6.9%
	3	—%	A	12.9%	2005 and prior	80.2%
	4	2.7%	BBB	8.2%		100.0%
	5	0.5%	BB and below	78.5%
	6	—%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of December 31, 2015, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $87.0 million, $76.0 million and $1.5 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2014, the fair value, amortized cost, and gross unrealized losses related to our exposure to Alt-A RMBS totaled $104.9 million, $91.5 million and $1.5 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to Alt-A RMBS by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2015
	1	97.2%	AAA	—%	2007	33.8%
	2	1.4%	AA	0.1%	2006	19.6%
	3	1.0%	A	0.5%	2005 and prior	46.6%
	4	—%	BBB	2.9%		100.0%
	5	0.4%	BB and below	96.5%
	6	—%		100.0%
		100.0%
December 31, 2014
	1	92.6%	AAA	—	2007	32.3%
	2	3.5%	AA	—	2006	19.7%
	3	3.5%	A	0.4%	2005 and prior	48.0%
	4	0.4%	BBB	3.2%		100.0%
	5	—%	BB and below	96.4%
	6	—%		100.0%
		100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and the percentage of delinquent loans declined through 2013 and the majority of 2014.  In 2015, this trend has generally continued (certain months did post marginal increases), leaving delinquency measures at multi-year lows.  Other performance metrics like vacancies, property values and rent levels have also continued to improve, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. In addition, a robust environment for property refinancing has continued to be supportive of improving credit performance metrics throughout the year. The new issue market for CMBS has been a meaningful contributor to the refinance environment. While spread performance in the second half of the year ended December 31, 2015 is characterized as volatile, it has steadily continued its recovery from the credit crisis. In terms of aggregate primary issuance volume, 2015 represents another new post crisis high.

For non-student loan consumer ABS, delinquency and loss rates have been maintained at levels considered low by historical standards and indicative of high credit quality. Relative strength in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.

The following table presents our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2015
	1	99.7%	AAA	63.5%	2015	17.7%
	2	—%	AA	11.1%	2014	16.3%
	3	0.1%	A	7.4%	2013	7.3%
	4	0.2%	BBB	3.9%	2012	0.4%
	5	—%	BB and below	14.1%	2011	0.6%
	6	—%		100.0%	2010	—%
		100.0%			2009 and prior	57.7%
						100.0%

December 31, 2014
	1	99.6%	AAA	54.7%	2014	10.5%
	2	—%	AA	17.3%	2013	5.1%
	3	0.2%	A	12.2%	2012	—%
	4	0.2%	BBB	2.4%	2011	0.3%
	5	—%	BB and below	13.4%	2010	—%
	6	—%		100.0%	2009	—%
		100.0%			2008 and prior	84.1%
						100.0%

As of December 31, 2015, the fair value and amortized cost related to our exposure to Other ABS, excluding subprime exposure, totaled $147.0 million and $142.8 million, respectively. There were no gross unrealized losses related to Other ABS. As of December 31, 2014, the fair value and amortized cost related to our exposure to Other ABS, excluding subprime exposure, totaled $152.5 million and $146.3 million, respectively. There were no gross unrealized losses related to Other ABS.

As of December 31, 2015, Other ABS was broadly diversified both by type and issuer with credit card receivables comprising 55.3% of total Other ABS, excluding subprime exposure. There were no automobile receivables and nonconsolidated collateralized loan obligations ("CLOs") related to Other ABS. As of December 31, 2014, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated CLOs and automobile receivables, comprising 54.8%, 2.6% and 1.2%, respectively, of total Other ABS, excluding subprime exposure.

The following table presents our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2015
	1	90.6%	AAA	78.6%	2015	7.7%
	2	2.6%	AA	1.4%	2014	19.4%
	3	1.1%	A	3.0%	2013	—%
	4	5.7%	BBB	9.1%	2012	—%
	5	—%	BB and below	7.9%	2011	—%
	6	—%		100.0%	2010	1.8%
		100.0%			2009 and prior	71.1%
						100.0%

December 31, 2014
	1	98.4%	AAA	92.2%	2014	18.8%
	2	1.6%	AA	2.6%	2013	—%
	3	—%	A	3.6%	2012	1.0%
	4	—%	BBB	1.6%	2011	—%
	5	—%	BB and below	—%	2010	2.4%
	6	—%		100.0%	2009	6.8%
		100.0%			2008 and prior	71.0%
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

As of December 31, 2015 and 2014, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 and 2.0 times, and a weighted average LTV ratio of 60.4% and 60.5%, respectively. See the Investments Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on mortgage loans on real estate.

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2015
Loan-to-Value Ratios:
0% - 50%	$373.3	$17.6	$6.4	$2.6	$—	$399.9	12.1%
>50% - 60%	762.5	97.8	24.2	18.4	25.0	927.9	28.0%
>60% - 70%	1,345.9	325.1	74.5	11.5	15.0	1,772.0	53.5%
>70% - 80%	87.6	64.8	39.5	3.8	11.3	207.0	6.3%
>80% and above	—	—	1.0	4.1	—	5.1	0.1%
Total	$2,569.3	$505.3	$145.6	$40.4	$51.3	$3,311.9	100.0%

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2014
Loan-to-Value Ratios:
0% - 50%	$317.7	$38.4	$3.8	$7.3	$—	$367.2	12.9%
>50% - 60%	517.9	56.8	57.0	42.5	—	674.2	23.6%
>60% - 70%	1,221.3	231.2	197.3	17.4	3.8	1,671.0	58.5%
>70% - 80%	28.9	70.9	23.3	13.3	—	136.4	4.8%
>80% and above	—	—	1.0	5.4	—	6.4	0.2%
Total	$2,085.8	$397.3	$282.4	$85.9	$3.8	$2,855.2	100.0%

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

For the year ended December 31, 2015, we recorded $7.3 million of credit related OTTI of which the primary contributor was $4.2 million of write-downs recorded in the Foreign Government and Public sector. For the year ended December 31, 2015, we recorded $25.5 million of intent related OTTI, which were primarily related to the intent to sell positions in energy sector public corporate credits either because of a commitment to sell or an expectation that we may be required to sell as a result of our investment guidelines. See the Investments Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on OTTI.

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

The United States and European Union continue to maintain sanctions against select Russian businesses in response to the ongoing conflict in eastern Ukraine.  We remain comfortable with our aggregate Russian exposure of $51.8 million, given its relatively small allocation in our total investment portfolio.

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

As of December 31, 2015, we had $210.3 million of exposure to peripheral Europe, which consisted of a broadly diversified portfolio of credit-related investments primarily in the industrial and utility sectors. We did not have any fixed maturities or equity securities exposure to European sovereigns or financial institutions based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Ireland of $43.6 million, Italy of $91.8 million and Spain of $74.9 million. We did not have any exposure to Greece or Portugal. As of December 31, 2015, we did not have any exposure to derivative assets within the financial institutions based in peripheral Europe. For purposes of calculating the derivative assets exposure, we have aggregated exposure to single name and portfolio product CDS, as well as non-CDS derivative exposure for which it either has counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $2.9 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of December 31, 2015, our sovereign exposure was $75.2 million, which consisted of fixed maturities. We also had $440.0 million in net exposure to non-peripheral financial institutions with a concentration in France of $117.7 million, The Netherlands of $90.3 million, Switzerland of $91.5 million and the United Kingdom of $109.8 million. The balance of $2.3 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration in the United Kingdom of $1,080.7 million, we had significant non-peripheral European total country exposures in The Netherlands of $386.6 million, in France of $390.9 million, in Germany of $266.8 million and in Switzerland of $315.1 million. We place additional scrutiny on our financial exposure in the United Kingdom, France, Switzerland and The Netherlands given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of the recovery of economic conditions in Europe.

The following table represents our European exposures at fair value and amortized cost as of December 31, 2015.

	Fixed Maturity and Equity Securities					Loan and Receivables Sovereign (Amortized Cost)	Derivative Assets					Net Non-U.S. Funded(1)
($ in millions)	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)		Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin & Collateral	Total, (Fair Value)
Ireland	$—	$—	$43.2	$43.2	$39.7	$—	$—	$—	$0.4	$—	$0.4	$43.6
Italy	—	—	91.8	91.8	90.0	—	—	—	—	—	—	91.8
Spain	—	—	74.9	74.9	68.2	—	—	—	—	—	—	74.9
Total Peripheral Europe	$—	$—	$209.9	$209.9	$197.9	$—	$—	$—	$0.4	$—	$0.4	$210.3
France	$—	$70.8	$273.2	$344.0	$331.6	$—	$—	$206.3	$—	$159.4	$46.9	$390.9
Germany	—	9.9	256.2	266.1	265.1	—	—	13.4	—	12.7	0.7	266.8
Netherlands	—	90.3	296.3	386.6	377.4	—	—	1.3	—	1.3	—	386.6
Norway	—	—	139.1	139.1	135.0	—	—	—	—	—	—	139.1
Switzerland	—	89.3	223.2	312.5	302.3	—	—	2.2	0.4	—	2.6	315.1
United Kingdom	—	79.5	970.9	1,050.4	1,039.8	—	—	250.6	—	220.3	30.3	1,080.7
Other non-peripheral(2)	75.2	20.1	177.9	273.2	264.6	—	—	—	—	—	—	273.2
Total Non-Peripheral Europe	75.2	359.9	2,336.8	2,771.9	2,715.8	—	—	473.8	0.4	393.7	80.5	2,852.4
Total	$75.2	$359.9	$2,546.7	$2,981.8	$2,913.7	$—	$—	$473.8	$0.8	$393.7	$80.9	$3,062.7
(1) Represents: (i) Fixed maturity and equity securities at fair value; and (ii) Derivative assets at fair value.
(2) Other non-peripheral countries include: Belgium, Croatia, Denmark, Finland, Kazakhstan, Latvia, Lithuania, Russian Federation, Slovakia, Sweden and Turkey.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of our statutory net admitted assets, excluding Separate Accounts, as of the preceding December 31. As of December 31, 2015 and 2014, we did not have any outstanding receivable/payable with Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either us or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 50.6% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to repurchase, dollar roll and securities lending programs.  At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of December 31, 2015 and 2014, we had securities lending obligations of $153.6 million and $125.4 million respectively, which, for both years, represents approximately 0.2% of our general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the years ended December 31, 2015 and 2014, we did not receive any capital contributions from our Parent.

During the year ended December 31, 2015, we declared an ordinary dividend to our parent in the amount of $394.0 million, which was paid to our Parent on May 20, 2015. During the year ended December 31, 2014, we paid an ordinary dividend in the amount of $216.0 million to our Parent.

During the year ended December 31, 2015, we declared an extraordinary distribution in the amount of $98.0 million, subject to receipt of approval by the Iowa Insurance Division. The Iowa Insurance Division provided its approval on June 25, 2015, and we paid the extraordinary distribution to our Parent on June 26, 2015.

Collateral

Under the terms of our Over-The-Counter ("OTC") Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, we may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for us to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by us are the source of non-cash collateral posted, which is reported in Securities pledged on the Balance Sheets. As of December 31, 2015, we held $423.0 million and $0.4 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2014, we held $268.5 million of net cash collateral and pledged $5.8 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2015, we delivered $524.5 million of securities and held $12.9 million of securities as collateral. As of December 31, 2014, we delivered $505.6 million of securities and held $130.5 million of securities as collateral.

Reinsurance Agreements

Reinsurance Ceded

As of December 31, 2015 and 2014, total reserves ceded to affiliates were $5.0 billion and $3.7 billion, respectively. For the years ended December 31, 2015, 2014 and 2013, premiums ceded to affiliates were $404.5 million, $502.5 million and $112.2 million, respectively.

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

As of December 31, 2015 and 2014, the value of the funds withheld liability under this agreement was $170.6 million and $180.4 million, respectively, which is included in Funds held under reinsurance treaties with affiliates on the Balance Sheets. In addition, as of December 31, 2015 and 2014, we had an embedded derivative under this agreement with a value of $(5.6) million and $3.6 million, respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Balance Sheets. As of December 31, 2015 and 2014, reserves ceded under this agreement were $203.6 million and $216.7 million, respectively.

Guaranteed Living Benefit — Coinsurance and Coinsurance Funds Withheld

Effective June 30, 2008, we entered into an automatic reinsurance agreement with an affiliate, SLDI, covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts issued by us on or after January 1, 2000.

Also effective June 30, 2008, we entered into a services agreement with SLDI, under which we provide certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement. For the years ended December 31, 2015, 2014 and 2013, revenue related to the agreement was $10.9 million, $12.3 million, and $12.3 million, respectively.

Effective July 1, 2009, the reinsurance agreement was amended and restated to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to us and we deposited those assets into a funds withheld trust account. As of December 31, 2015 and 2014, the assets on deposit in the trust account were $6.6 billion and $5.5 billion, respectively. We also established a corresponding funds withheld liability to SLDI, which is included in Funds held under reinsurance treaties with affiliates on the Balance Sheets. Funds held under reinsurance treaties with affiliates had a balance of $6.6 billion and $5.3 billion as of December 31, 2015 and 2014, respectively. In addition, as of December 31, 2015 and 2014, we had an embedded derivative with a value of $15.8 million and $207.4 million, respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Balance Sheets.

Also effective July 1, 2009, we and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account. SLDI has retained its affiliate, Voya Investment Management LLC as sub-advisor for the funds withheld account.

Effective October 1, 2011, we and SLDI entered into an amended and restated automatic reinsurance agreement in order to provide more flexibility to us and SLDI with respect to the collateralization of the reserves related to the variable annuity guaranteed living benefits reinsured under the agreement. As of December 31, 2015 and 2014, reserves ceded by us under this agreement were $4.8 billion and $3.4 billion, respectively. In addition, a deferred loss in the amount of $283.3 million and $308.1 million as of December 31, 2015 and 2014, respectively, is included in Other assets on the Balance Sheets and is amortized over the period of benefit in Other expense in the Statements of Operations.

On May 8, 2013, following the Voya Financial, Inc. initial public offering ("IPO"), Voya Financial, Inc. made a capital contribution in the amount of $1.8 billion into SLDI, which SLDI deposited into the funds withheld trust account established to provide collateral for the variable annuity guaranteed living benefit riders ceded to SLDI under the amended and restated automatic reinsurance agreement. Upon deposit of such contributed capital into the funds withheld trust, we submitted to ING Bank N.V. ("ING Bank") $1.5 billion of contingent capital letters of credit ("LOC") issued by ING Bank under the $1.5 billion contingent capital LOC facility between ING Bank and SLDI, and the contingent capital LOCs were canceled and the facility was terminated.

Multi-year Guaranteed Fixed Annuity - Coinsurance

Effective May 1, 2005, we entered into a coinsurance agreement with our affiliate, Security Life of Denver Insurance Company ("SLD"). Under the terms of the agreement, SLD assumed and accepted the responsibility for paying, when due, 100% of the liabilities arising under the multi-year guaranteed fixed annuity contracts issued by us between January 1, 2001 and December 31, 2003. In addition, we assigned SLD all future premiums received by us attributable to the ceding contracts.

Under the terms of the agreement, the Company ceded $2.5 billion in account balances and transferred a ceding commission and $2.7 billion in assets to SLD, resulting in a realized capital gain of $47.9 million to the Company, which reduced the ceding commission.

The coinsurance agreement was accounted for using the deposit method. As such, $2.7 billion of Deposit receivable from affiliate was established on the Balance Sheets. As of December 31, 2014, the deposit receivable was $653.2 million. On September 25, 2015, we recaptured, via a commutation agreement, the multi-year guaranteed fixed annuity contracts ceded under the coinsurance agreement. Under the terms of the agreement, which was effective July 1, 2015, the Company received net assets in the amount of $618.7 million in satisfaction of the deposit receivable balance and recognized a pre-tax loss of $4.2 million. We incurred amortization expense of the negative ceding commission of $3.2 million, $6.6 million and $4.8 million, for the years ended December 31, 2015, 2014 and 2013, respectively, which is recorded in Other expense in the Statements of Operations.

Universal Life - Coinsurance

Effective January 1, 2000, we entered into a 100% coinsurance agreement with our affiliate, SLD, covering certain universal life policies which had been issued and in force as of, as well as any such policies issued after, the effective date of the agreement. As of December 31, 2015 and 2014, reserves ceded by us under this agreement were $20.6 million and $20.0 million, respectively.

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

Our senior management has established a current maximum of $4.0 billion for GIC reserves covered under this agreement. As of December 31, 2015 and 2014 the deposit receivable was $155.3 million and $153.5 million, respectively.

Reinsurance Assumed

As of December 31, 2015 and 2014, total reserves assumed from affiliates were $438.7 million and $439.1 million, respectively. For the years ended December 31, 2015, 2014 and 2013, premiums assumed from affiliates were $428.5 million, $407.7 million and $454.9 million, respectively.

Level Premium Term Life Insurance - Stop-loss

Effective January 1, 2012, we entered into a stop-loss agreement with RLI, which was amended and restated April 1, 2012, under which we agreed to indemnify RLI, and RLI agreed to reinsure with us, the aggregate mortality risk under the combined blocks of level premium term life insurance policies issued by RLI between January 1, 2009 and December 31, 2009 and also between January 1, 2012 and December 31, 2012. This coverage included certain level premium term life insurance policies assumed by RLI from RLNY under an Automatic Coinsurance Agreement effective March 1, 2008. Under the terms of the agreement, we will make benefit payments to RLI equal to the amount of claims in excess of the attachment point (equal to a percentage of net reinsurance premium) up to the maximum fully covered benefit. The stop-loss agreement is accounted for using the deposit method. A fee receivable from affiliate of $0.4 million as of December 31, 2015 and 2014 is included in Other liabilities on the Balance Sheets. The fee is accrued and subsequently settled in cash each quarterly accounting period.

Effective July 1, 2012, we entered into a stop-loss agreement with our affiliate, SLD, under which we agree to indemnify SLD, and SLD agrees to reinsure with us, aggregate mortality risk under certain level premium term life insurance policies assumed by SLD from RLI and written by either RLI or RLNY with issue dates between January 1, 2007 and March 31, 2008 and between January 1, 2010 and December 31, 2010. Under the terms of the agreement, we will make benefit payments to SLD equal to the amount of claims in excess of the attachment point (equal to a percentage of net reinsurance premium) up to the maximum fully covered benefit. The stop-loss agreement was accounted for using the deposit method and, effective October 1, 2014, the agreement was terminated.

Group Annual Term - Coinsurance Funds Withheld

Effective December 31, 2008, we entered into a coinsurance funds withheld agreement with RLI for an indefinite duration. Under the terms of the agreement, we assumed 100% quota share of RLI's net retained liability under certain Employee Benefits Group Annual Term policies, including disability waiver of premium.

The initial premium of $219.9 million was equal to the aggregate reserve assumed by us. Thereafter, premiums are equal to the total earned gross premiums collected by RLI from policyholders. RLI will retain all reinsurance premiums payable to us as funds withheld, as security for ceded liabilities and against which ceded losses will be offset. Monthly, we will receive or pay a net settlement. This agreement was amended and restated on October 1, 2010 to better reflect the current investment environment and to modify the treatment of claims under certain policies under which claims are not paid in the form of a single lump sum; the underlying terms described above remained unchanged. (Please see also description of "Waiver of Premium Coinsurance Funds Withheld" agreement between us and SLDI under "Reinsurance Ceded" above). As of December 31, 2015 and 2014, reserves assumed by us under this agreement were $438.7 million and $439.1 million, respectively.

As of December 31, 2015 and 2014, the value of the funds withheld by ceding companies under this agreement was $464.8 million and $467.3 million, respectively, which is included in Deposit and reinsurance recoverable on the Balance Sheets. In addition, as of December 31, 2015 and 2014, we had an embedded derivative under this agreement with a value of $(15.6) million and $9.6 million, respectively.

Separate Accounts

Separate account assets and liabilities generally represent funds maintained to meet specific investment objectives of contract owners or participants who bear the investment risk, subject, in limited cases, to certain minimum guaranteed rates. Investment income and investment gains and losses generally accrue directly to such contract owners. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company.

Separate account assets supporting variable options under variable annuity contracts are invested, as designated by the contract owner or participant under a contract, in shares of mutual funds that are managed by the Company, or in other selected mutual funds not managed by us or our affiliates.

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

FHLB

We are currently a member of the FHLB of Des Moines and are required to maintain a collateral deposit to back any funding agreements issued by the FHLB. We have the ability to obtain funding from the FHLB based on a percentage of the value of our assets and subject to the availability of eligible collateral. The program capacity is limited to 20% of the total assets of our general and separate accounts. Furthermore, collateral is pledged based on the outstanding balances of the FHLB funding agreement. The amount varies based on type, rating and maturity of the collateral posted to the FHLB. Generally, mortgage securities, commercial real estate and U.S. treasury securities are pledged to the FHLB. Market value fluctuations resulting from changes in interest rates, spreads and other risk factors for each type of assets are monitored and additional collateral is either pledged or released as needed.

Our maximum borrowing capacity under this credit facility was $13.0 billion and $13.4 billion as of December 31, 2015 and 2014, respectively, and does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLB credit assessment. As of December 31, 2015 and 2014, we had $950.4 million and $950.1 million, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB. These non-putable funding agreements are included in Future policy benefits and contract owner account balances on the Balance Sheets. As of December 31, 2015 and 2014, we had assets with a market value of $1.1 billion collateralized the funding agreements to the FHLB.

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

A downgrade in our credit or financial strength ratings or the credit or financial strength ratings of our Parent or rated affiliates could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees or LOCs, cause additional collateral requirements or other required payments under certain agreements, allow counterparties to terminate derivative agreements and/or impair our relationships with creditors, distributors or trading counterparties thereby potentially negatively affecting our profitability, liquidity and/or capital. In addition, we consider nonperformance risk in determining the fair value of our liabilities. Therefore, changes in our credit or financial strength ratings or the credit or financial strength ratings of our Parent or rated affiliates may affect the fair value of our liabilities.

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

Company	A.M. Best	Fitch	Moody's	S&P
Voya Insurance and Annuity Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	A (3 of 9)
Short-term Issuer Credit Rating	NR*	NR	WD**	WD
* "NR" indicates not rated.
** "WD" indicates withdrawn.

Rating Agency	Financial Strength Rating Scale
A.M. Best(1)	"A++" to "S"
Fitch(2)	"AAA" to "C"
Moody's(3)	"Aaa" to "C"
S&P(4)	"AAA" to "R"
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

Ratings actions affirmation and outlook changes by S&P, Moody's, Fitch and A.M. Best from December 31, 2014 through December 31, 2015 and subsequently through the date of this Annual Report on Form 10-K are as follows:

•
On September 15, 2015, Fitch affirmed Voya Financial, Inc.'s issuer credit rating and debt ratings. The financial strength ratings of the key operating subsidiaries, including us, were also affirmed. The rating outlook for all ratings is Stable.

74

•
On August 18, 2015, A.M. Best affirmed the ratings of Voya Financial, Inc. and its operating subsidiaries, including us. A.M. Best maintained its stable outlook on the financial strength rating of the key life subsidiaries, including us. A.M. Best also maintained its positive outlook on the issuer credit rating of Voya Financial, Inc. as well as the ratings on the outstanding debt of Voya Financial, Inc.

•
On March 16, 2015, Fitch raised the issuer credit ratings on Voya Financial, Inc. to BBB+ from BBB. Fitch also raised the senior unsecured credit ratings of Voya, Financial, Inc. to BBB from BBB- and its junior subordinated debt credit ratings to BB+ from BB. Fitch raised the financial strength ratings of the operating subsidiaries, including us, to A from A-. All ratings were assigned a Stable outlook.

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

We enter into interest rate, equity market, credit default and currency contracts, including swaps, futures, forwards, caps, floors and options, to reduce and manage various risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool. We also utilize options and futures on equity indices to reduce and manage risks associated with our annuity products. Open derivative contracts are reported as Derivatives assets or liabilities on the Balance Sheets at fair value. Changes in the fair value of derivatives are recorded in Other net realized capital gains (losses) in the Statements of Operations.

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

As of December 31, 2015 and 2014, the Company had off-balance sheet commitments to acquire mortgage loans of $323.6 and $156.6, respectively, and purchase limited partnerships and private placement investments of $285.9 and $57.5, respectively.

As of December 31, 2015, we had certain contractual obligations due over a period of time as summarized in the following table.

($ in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Purchase obligations(1)	$609.5	$568.0	$41.5	$—	$—
Reserves for insurance obligations(2)	33,375.3	3,283.9	5,862.4	5,424.4	18,804.6
Retirement and other plans(3)	22.3	1.8	4.1	4.6	11.8
Long-term debt(4)	956.4	28.3	56.3	56.4	815.4
Operating lease obligations(5)	12.3	7.0	5.3	—	—
Securities lending and repurchase agreements	153.6	153.6	—	—	—
Total(6)	$35,129.4	$4,042.6	$5,969.6	$5,485.4	$19,631.8
(1) Purchase obligations consist primarily of outstanding commitments under limited partnerships that may occur any time within the terms of the partnership and private loans. The exact timing, however, of funding these commitments related to partnerships and private loans cannot be estimated. Therefore, the total amount of the commitments related to partnerships and private loans is included in the category "Less than 1 Year."
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
(3) Includes estimated benefit payments under our non-qualified pension plans, estimated benefit payments under our other postretirement benefit plans and estimated payments of deferred compensation based on participant elections and an average retirement age.
(4) Long-term debt, including interest, consists of the following:

•
A surplus note in the principal amount of $35.0 million and the related interest payable with our affiliate, SLD. As of December 31, 2015, the outstanding principal, interest rate and maturity date, of the surplus note were $35.0 million, 7.98% and December 7, 2029, respectively.

•
Surplus notes in the aggregate principal amount of $400.0 million and the related interest payable, with our affiliates, Voya Retirement Insurance and Annuity Company, RLI and SLDI. As of December 31, 2015, the aggregate amount of outstanding principal, interest rate and maturity date of these surplus notes were $400.0 million, 6.26% and December 29, 2034, respectively.

(5) Operating lease obligations relate to the rental of office space under various non-cancellable operating lease agreements, the longest term of which expires in 2017.
(6) Unrecognized tax benefits are excluded from the table due to immateriality.

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

The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions and the related repurchase obligation are included in Securities pledged and Short-term debt, respectively, on the Balance Sheets. As of December 31, 2015 and 2014, we did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

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

Securities Lending

We engage in securities lending whereby certain securities from our portfolio are loaned to other institutions through a lending agent for short periods of time. We have the right to approve any institution with whom the lending agent transacts on our behalf. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the cash collateral and invests it in short-term liquid assets on our behalf. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies us against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of December 31, 2015 and 2014, the fair value of loaned securities was $147.9 million and $121.2 million, respectively, and is included in Securities pledged on the Balance Sheets. As of December 31, 2015 and 2014, collateral retained by the lending agent and invested in short-term liquid assets on our behalf was $153.6 million and $125.4 million, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Balance Sheets. As of December 31, 2015 and 2014, liabilities to return collateral of $153.6 million and $125.4 million, respectively, were included in Payables under securities loan agreements, including collateral held, on the Balance Sheets.

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

The Iowa Insurance Division recognizes as capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Division. Our statutory capital and surplus was $2.1 billion as of December 31, 2015 and 2014.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
(Dollar amounts in millions, unless otherwise stated)

Market risk is the risk that our financial position and results of operations will be affected by fluctuations in the value of financial instruments. We have significant holdings in financial instruments and are naturally exposed to a variety of market risks. The main market risks we are exposed to include interest rate risk, equity market price risk and credit risk. We do not have material market risk exposure to "trading" activities in our Financial Statements.

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

We have implemented several limit structures to manage risk. Examples include, but are not limited to, the following:

•	At-risk limits on sensitivities of earnings and regulatory capital;

•	Duration and convexity mismatch limits;

•	Credit risk limits;

•	Liquidity limits

•	Mortality concentration limits

•	Catastrophe and mortality exposure retention limits for our insurance risk; and

•	Investment and derivative guidelines.

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

•
Other Market Value and Cash Flow Hedges. We also use derivatives in general to hedge present or future changes in cash flows or market value changes in our assets and liabilities. We use derivatives such as interest rate swaps to specifically hedge interest rate risks associated with certain asset classes in our portfolio.

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve, reflecting changes in either credit spreads or risk-free rates. The following tables summarize the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of December 31, 2015 and 2014. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of December 31, 2015
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturities, including securities pledged	$—	$23,678.2	$(1,463.7)	$1,585.7
Mortgage loans on real estate	—	3,429.8	(179.8)	196.2
Derivatives:
Interest rate swaps, caps, forwards	27,452.3	410.0	(527.6)	677.1
Deposits from affiliates	—	156.3	(1.9)	2.0
Embedded derivative on reinsurance	—	(15.6)	(34.3)	39.4
Financial liabilities with interest rate risk:
Investment contract liabilities:
Deferred annuities(3)	—	19,367.9	(1,409.6)	1,748.6
Funding agreements with fixed maturities and guaranteed investment contracts	—	1,083.1	(32.9)	34.3
Supplementary contracts, immediate annuities and other	—	1,955.3	(128.2)	143.4
Long-term debt	—	524.7	(66.7)	66.7
Embedded derivative on reinsurance	—	10.2	(436.7)	494.2
Guaranteed benefit derivatives(3):
FIA(4)	—	1,779.1	142.7	(143.1)
GMAB/GMWB/GMWBL	—	1,849.0	(703.8)	903.6

(1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)	Certain amounts included in the Deferred annuities line are also reflected within the Guaranteed benefit derivatives lines of the table above.
(4) As part of our annual unlocking of assumptions, the calculation of the FIA reserve was modified to more closely align projections of future option budgets with projected interest rates. As a result, the FIA reserve will react differently to changes in interest rates such that increases to the interest rates will lead to increases in reserves.

	As of December 31, 2014
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturities, including securities pledged	$—	$23,277.0	$(1,412.0)	$1,499.2
Mortgage loans on real estate	—	2,989.1	(150.0)	159.2
Derivatives:
Interest rate swaps, caps, forwards	24,099.5	330.4	(536.6)	707.9
Deposits from affiliates	—	848.3	(30.7)	39.3
Embedded derivative on reinsurance	—	9.6	(33.1)	37.5
Financial liabilities with interest rate risk:
Investment contract liabilities:
Deferred annuities(3)	—	19,122.0	(1,297.4)	1,661.3
Funding agreements with fixed maturities and guaranteed investment contracts	—	1,091.5	(42.8)	44.9
Supplementary contracts, immediate annuities and other	—	1,404.5	(85.1)	96.0
Long-term debt	—	545.6	(60.7)	71.5
Embedded derivative on reinsurance	—	211.0	(399.2)	450.2
Guaranteed benefit derivatives(3):
FIA	—	1,924.4	(101.2)	104.2
GMAB/GMWB/GMWBL	—	1,564.4	(724.5)	952.0

(1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)	Certain amounts included in the Deferred annuities line are also reflected within the Guaranteed benefit derivatives lines of the table above.

Market Risk Related to Equity Market Prices

Our variable products, fixed indexed annuity (“FIA”) products and general account equity securities are significantly influenced by global equity markets. Increases or decreases in equity markets impact certain assets and liabilities related to our variable products and our earnings derived from those products. Our variable products include variable annuity contracts and variable life insurance.

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following tables summarize the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of December 31, 2015 and 2014. In calculating these amounts, we exclude separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC, VOBA and DSI and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of December 31, 2015
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$19.2	$1.9	$(1.9)
Limited partnerships/corporations	—	186.3	11.2	(11.2)
Derivatives:
Equity futures and total return swaps(2)	10,666.4	41.6	(661.7)	664.6
Equity options	8,396.0	116.5	(16.1)	52.9
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
FIA	—	1,779.1	127.4	(107.1)
GMAB / GMWB/ GMWBL	—	1,849.0	(237.2)	282.3
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

We stopped actively writing new retail variable annuity products with substantial guarantee features in early 2010.  However, our existing variable annuity block of business contains certain guaranteed death and living benefits made available to contract owners as described below:

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

As of the dates indicated, the guaranteed value of these death benefits in excess of account values was estimated to be as follows:

($ in millions)	December 31, 2015
Net amount at risk, before reinsurance	$6,458
Net amount at risk, net of reinsurance	6,074
($ in millions)	December 31, 2014
Net amount at risk, before reinsurance	$5,392
Net amount at risk, net of reinsurance	4,982

The increase in the guaranteed value of these death benefits was primarily driven by relatively flat equity markets which resulted in unfavorable fund performance net of deductions for fees during the year ended December 31, 2015.

The additional liabilities recognized related to GMDB, as of the periods indicated, were as follows:

($ in millions)	December 31, 2015
Separate account liability	$33,321.3
Additional liability balance	517.2
($ in millions)	December 31, 2014
Separate account liability	$38,547.7
Additional liability balance	374.3

The above additional liability recorded by us, net of reinsurance, represented the estimated net present value of our future obligation for guaranteed minimum death benefits in excess of account values. The decrease in additional separate account liability and the increase in additional liability balance is mainly due to unfavorable fund performance.

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

The following guaranteed living benefits information is as of the dates indicated:

	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
($ in millions)	December 31, 2015
Net amount at risk, before reinsurance	$17	$5,087
Net amount at risk, net of reinsurance	17	—
($ in millions)	December 31, 2014
Net amount at risk, before reinsurance	$15	$3,645
Net amount at risk, net of reinsurance	15	—

The net amount at risk for the reinsured living benefits is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contractholder over the current account value. The methodology used to calculate the net amount at risk partially reflects the current interest rate environment and also includes a provision for the expected mortality of the clients covered by these living benefits. The increase in the net amount at risk of these living benefits (GMIB/GMWBL) from December 31, 2014 to December 31, 2015 was primarily driven by lower equity markets.

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

The separate account liabilities subject to the requirements for additional reserve liabilities under ASC Topic 944 for minimum guaranteed benefits and the additional liabilities recognized related to minimum guarantees, by type, as of the dates indicated, were as follows:

($ in millions)	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
	December 31, 2015
Separate account liability	$593.5	$25,149.5
Additional liability balance, net of reinsurance	29.1	1,246.0
	December 31, 2014
Separate account liability	$728.9	$29,062.8
Additional liability balance, net of reinsurance	32.8	1,045.5

As of December 31, 2015 and 2014, the above additional liabilities for non-reinsured living benefits recorded by us, net of reinsurance, represent the estimated net present value of our future obligations for these benefits. The above additional liabilities for reinsured living benefits recorded by us, net of reinsurance, represent the present value of future claims less the present value of future attributed fees (GMWBLs) or the benefits ratio approach (GMIBs), less the reinsurance ceded reserve calculated under Accounting Standards Codification Topic 944. The additional liability for GMIBs was zero. The increase in the additional liability balance for reinsured living benefits corresponds to the increase in the GMWBL liability, which increased mainly due to decrease in the equity markets during the year ended December 31, 2015.

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

The objective of the Variable Annuity Guarantee Hedge Program is to offset changes in equity market returns for most minimum guaranteed death benefits and all guaranteed living benefits, while also providing interest rate protection for certain minimum guaranteed living benefits. We hedge the equity market exposure using a hedge target set using market consistent valuation techniques for all guaranteed living benefits and most death benefits. We also hedge a portion of the interest rate risk in our GMWB/GMAB/GMWBL blocks using a market consistent valuation hedge target. The Variable Annuity Guarantee Hedge Program does not hedge interest rate risks for our GMIB or GMDB. However, interest rate risk is fully hedged to our targets with inclusion of the Variable Annuity Capital Hedge Overlay ("CHO") Program, which is discussed below. These hedge targets may change over time with market movements, changes in regulatory and rating agency capital, available collateral and our risk tolerance.

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

Variance swaps and equity options were used to mitigate the impact of changes in equity volatility on the economic liabilities associated with certain minimum guaranteed living benefits. In the second quarter of 2015, we chose to cease this program because of the limited benefit of it covering a small block of business.

Foreign exchange forwards are used to mitigate the impact of policyholder-directed investments in international funds with exposure to fluctuations in exchange rates of certain foreign currencies. Rebalancing is performed based on pre-determined notional exposures to the specific currencies.

Variable Annuity CHO Program

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

Hedging of FIA Benefits

We mitigate FIA market risk exposures through a combination of capital market hedging and product design. For FIAs, these risks stem from the minimum guaranteed contract value offered and the additional interest credits (Equity Participation or Interest Rate Participation) based on exposure to various stock market indices or the interest rate benchmark. The minimum guarantees, interest rate and equity market exposures, are strongly dependent on capital markets and, to a lesser degree, policyholder behavior.

These hedge programs are limited to the current policy term of the liabilities, based on current participation rates. Future returns, which may be reflected in FIA credited rates beyond the current policy term, are not hedged.

Call options and futures contracts are used to hedge against an increase in various equity indices. An increase in various equity indices may result in increased payments to contract holders of FIA contracts. The call options and futures contracts offset this increased expense.

Interest rate swaptions are used to hedge against an increase in the interest rate benchmark. An increase in the interest rate benchmark may result in increased payments to contract holders of FIA contracts. The interest rate swaptions offset this increased expense.

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity, including securities pledged, and equity portfolio totaled $23.7 billion and $23.3 billion as of December 31, 2015 and 2014, respectively. Our credit risk materializes primarily as impairment losses and/or credit risk related trading losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

Credit risk in the portfolio can also materialize as increased capital requirements caused by rating down-grades. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.

We manage the risk of default and rating migration by applying disciplined credit evaluation and underwriting standards and prudently limiting allocations to lower quality, higher risk investments. In addition, we diversify our exposure by issuer and country, using rating based issuer and country limits, as well as by industry segment, using specific investment constraints. Limit compliance is monitored on a daily, monthly, or quarterly basis. Limit violations are reported to senior management and we are actively involved in decisions around curing such limit violations.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors
Voya Insurance and Annuity Company

We have audited the accompanying balance sheets of Voya Insurance and Annuity Company as of December 31, 2015 and 2014, and the related statements of operations, comprehensive income, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voya Insurance and Annuity Company at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 18, 2016

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Balance Sheets
December 31, 2015 and 2014
(In millions, except share and per share data)

	As of December 31,
	2015	2014
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $22,069.6 as of 2015 and $20,814.2 as of 2014)	$22,458.4	$22,169.4
Fixed maturities, at fair value using the fair value option	547.4	480.8
Equity securities, available-for-sale, at fair value (cost of $15.4 as of 2015 and $3.1 as of 2014)	19.2	6.7
Short-term investments	1,069.4	746.8
Mortgage loans on real estate, net of valuation allowance of $1.0 as of 2015 and $0.8 as of 2014	3,310.9	2,854.4
Policy loans	79.8	87.4
Limited partnerships/corporations	186.3	172.9
Derivatives	799.4	891.4
Other investments	48.6	49.4
Securities pledged (amortized cost of $633.3 as of 2015 and $567.3 as of 2014)	672.4	626.8
Total investments	29,191.8	28,086.0
Cash and cash equivalents	646.5	362.4
Short-term investments under securities loan agreements, including collateral delivered	232.7	170.1
Accrued investment income	239.3	224.1
Deposits and reinsurance recoverable	5,645.9	4,969.0
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	2,576.4	2,683.3
Due from affiliates	27.5	31.8
Deferred income taxes	94.8	—
Other assets	337.5	382.8
Assets held in separate accounts	33,355.5	38,547.7
Total assets	$72,347.9	$75,457.2

The accompanying notes are an integral part of these Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Balance Sheets
December 31, 2015 and 2014
(In millions, except share and per share data)

	As of December 31,
	2015	2014

Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$27,749.8	$26,145.0
Payable for securities purchased	108.1	2.4
Payables under securities loan agreements, including collateral held	656.1	432.8
Long-term debt	435.0	435.0
Due to affiliates	44.4	58.9
Funds held under reinsurance treaties with affiliates	6,797.1	5,653.1
Derivatives	204.6	340.6
Current income tax payable to Parent	27.6	2.1
Deferred income taxes	—	44.9
Other liabilities	153.4	174.5
Liabilities related to separate accounts	33,355.5	38,547.7
Total liabilities	69,531.6	71,837.0

Commitments and Contingencies (Note 13)

Shareholder's equity:
Common stock (250,000 shares authorized, issued and outstanding as of 2015 and 2014; $10 par value per share)	2.5	2.5
Additional paid-in capital	4,821.2	5,310.6
Accumulated other comprehensive income (loss)	319.6	609.0
Retained earnings (deficit)	(2,327.0)	(2,301.9)
Total shareholder's equity	2,816.3	3,620.2
Total liabilities and shareholder's equity	$72,347.9	$75,457.2

The accompanying notes are an integral part of these Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Statements of Operations
For the Years Ended December 31, 2015, 2014 and 2013
(In millions)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Net investment income	$1,305.5	$1,264.7	$1,267.2
Fee income	718.7	824.8	839.7
Premiums	505.8	537.8	436.3
Net realized capital gains (losses):
Total other-than-temporary impairments	(30.3)	(6.0)	(12.1)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	2.5	(0.3)	(1.8)
Net other-than-temporary impairments recognized in earnings	(32.8)	(5.7)	(10.3)
Other net realized capital gains (losses)	(98.8)	(768.4)	(2,205.5)
Total net realized capital gains (losses)	(131.6)	(774.1)	(2,215.8)
Other revenue	19.7	29.8	29.8
Total revenues	2,418.1	1,883.0	357.2
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,290.6	1,391.9	(1,855.4)
Operating expenses	486.2	489.6	462.3
Net amortization of Deferred policy acquisition costs and Value of business acquired	667.0	(116.0)	1,522.4
Interest expense	28.2	28.2	28.2
Other expense	25.1	16.9	31.1
Total benefits and expenses	2,497.1	1,810.6	188.6
Income (loss) before income taxes	(79.0)	72.4	168.6
Income tax expense (benefit)	(53.9)	97.3	185.5
Net income (loss)	$(25.1)	$(24.9)	$(16.9)

The accompanying notes are an integral part of these Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Statements of Comprehensive Income
For the Years Ended December 31, 2015, 2014 and 2013
(In millions)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(25.1)	$(24.9)	$(16.9)
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	(451.6)	180.1	(252.8)
Other-than-temporary impairments	6.6	16.7	17.7
Pension and other postretirement benefits liability	(0.2)	(0.2)	(0.2)
Other comprehensive income (loss), before tax	(445.2)	196.6	(235.3)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(155.8)	68.8	(82.3)
Other comprehensive income (loss), after tax	(289.4)	127.8	(153.0)
Comprehensive income (loss)	$(314.5)	$102.9	$(169.9)

The accompanying notes are an integral part of these Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Statements of Changes in Shareholder's Equity
For the Years Ended December 31, 2015, 2014 and 2013
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2013	$2.5	$5,755.5	$634.2	$(2,260.1)	$4,132.1
Comprehensive income (loss):
Net income (loss)	—	—	—	(16.9)	(16.9)
Other comprehensive income (loss), after tax	—	—	(153.0)	—	(153.0)
Total comprehensive income (loss)					(169.9)
Dividends paid and distributions of capital	—	(230.0)	—	—	(230.0)
Employee related benefits	—	0.1	—	—	0.1
Balance as of December 31, 2013	2.5	5,525.6	481.2	(2,277.0)	3,732.3
Comprehensive income (loss):
Net income (loss)	—	—	—	(24.9)	(24.9)
Other comprehensive income (loss), after tax	—	—	127.8	—	127.8
Total comprehensive income (loss)					102.9
Dividends paid and distributions of capital	—	(216.0)	—	—	(216.0)
Employee related benefits	—	1.0	—	—	1.0
Balance as of December 31, 2014	2.5	5,310.6	609.0	(2,301.9)	3,620.2
Comprehensive income (loss):
Net income (loss)	—	—	—	(25.1)	(25.1)
Other comprehensive income (loss), after tax	—	—	(289.4)	—	(289.4)
Total comprehensive income (loss)					(314.5)
Dividends paid and distributions of capital	—	(492.0)	—	—	(492.0)
Employee related benefits	—	2.6	—	—	2.6
Balance as of December 31, 2015	$2.5	$4,821.2	$319.6	$(2,327.0)	$2,816.3

The accompanying notes are an integral part of these Financial Statements.

Voya Insurance and Annuity Company (A wholly owned subsidiary of Voya Holdings Inc.) Statements of Cash Flows For the Years Ended December 31, 2015, 2014 and 2013 (In millions)

	Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$(25.1)	$(24.9)	$(16.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Capitalization of deferred policy acquisition costs, value of business acquired and sales inducements	(137.4)	(146.6)	(126.9)
Net amortization of deferred policy acquisition costs, value of business acquired and sales inducements	776.9	(96.7)	1,994.4
Net accretion/amortization of discount/premium	10.8	16.0	44.2
Future policy benefits, claims reserves and interest credited	1,452.8	1,145.3	290.3
Deferred income tax expense (benefit)	14.6	27.4	(1.9)
Net realized capital losses	131.6	774.1	2,215.8
Employee related benefits	2.2	(0.3)	0.1
Change in:
Accrued investment income	(15.2)	(3.8)	(11.6)
Reinsurance recoverable	(1,328.3)	(1,195.1)	66.3
Other receivables and asset accruals	18.5	(3.9)	(11.3)
Other reinsurance asset	24.8	7.6	28.2
Due to/from affiliates	(10.2)	—	—
Income tax recoverable	25.5	24.7	(45.2)
Funds held under reinsurance treaties with affiliates	1,046.1	1,924.4	(354.2)
Other payables and accruals	(19.1)	4.8	(13.1)
Other, net	7.5	(10.6)	(50.4)
Net cash provided by operating activities	$1,976.0	$2,442.4	$4,007.8

The accompanying notes are an integral part of these Financial Statements.

Voya Insurance and Annuity Company (A wholly owned subsidiary of Voya Holdings Inc.) Statements of Cash Flows For the Years Ended December 31, 2015, 2014 and 2013 (In millions)

	Year Ended December 31,
	2015	2014	2013
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	$3,752.5	$4,169.4	$6,647.7
Equity securities, available-for-sale	—	0.4	9.0
Mortgage loans on real estate	463.7	562.0	646.6
Limited partnerships/corporations	33.2	33.9	94.8
Acquisition of:
Fixed maturities	(4,553.0)	(4,531.7)	(8,771.0)
Equity securities, available-for-sale	(7.4)	—	(0.6)
Mortgage loans on real estate	(833.1)	(578.8)	(648.9)
Limited partnerships/corporations	(54.6)	(63.2)	(12.1)
Derivatives, net	(128.6)	(969.4)	(2,067.1)
Short-term investments, net	(322.5)	(179.8)	2,119.6
Policy loans, net	7.6	7.5	6.9
Collateral received (delivered), net	160.7	215.2	(719.1)
Other investments, net	0.7	25.0	22.0
Net cash used in investing activities	(1,480.8)	(1,309.5)	(2,672.2)
Cash Flows from Financing Activities:
Deposits received for investment contracts	2,597.1	3,363.0	7,432.8
Maturities and withdrawals from investment contracts	(2,349.3)	(4,484.5)	(8,868.9)
Receipts on deposit contracts	32.7	167.7	432.9
Excess tax benefits on share-based compensation	0.4	1.3	—
Dividends paid and distributions of capital	(492.0)	(216.0)	(230.0)
Net cash provided by (used in) financing activities	(211.1)	(1,168.5)	(1,233.2)
Net increase (decrease) in cash and cash equivalents	284.1	(35.6)	102.4
Cash and cash equivalents, beginning of period	362.4	398.0	295.6
Cash and cash equivalents, end of period	$646.5	$362.4	$398.0
Supplemental cash flow information:
Income taxes paid (received), net	$(93.9)	$44.3	$232.5
Interest paid	28.2	28.2	28.2
Non-cash investing and financing activities:
Securities received from affiliate under reinsurance agreements	$716.6	$—	$—

The accompanying notes are an integral part of these Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

Voya Insurance and Annuity Company ("VIAC" or "the Company") is a stock life insurance company domiciled in the State of Iowa and provides financial products and services in the United States. VIAC is authorized to conduct its insurance business in all states, except New York, and in the District of Columbia.

Prior to May 2013, Voya Financial, Inc., together with its subsidiaries, including the Company was an indirect, wholly owned subsidiary of ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange. In 2009, ING Group announced the anticipated separation of its global banking and insurance businesses, including the divestiture of Voya Financial, Inc., together with its subsidiaries, including the Company. On April 11, 2013, Voya Financial, Inc. announced plans to rebrand as Voya Financial. On May 2, 2013, the common stock of Voya Financial, Inc. began trading on the New York Stock Exchange under the symbol "VOYA." On May 7, 2013 and May 31, 2013, Voya Financial, Inc. completed its initial public offering of common stock, including the issuance and sale by Voya Financial, Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. ("ING International"), an indirect wholly owned subsidiary of ING Group and previously the sole stockholder of Voya Financial, Inc., of 44,201,773 shares of outstanding common stock of Voya Financial, Inc. (collectively, "the IPO"). On September 30, 2013, ING International transferred all of its shares of Voya Financial, Inc. common stock to ING Group.

On October 29, 2013, ING Group completed a sale of 37,950,000 shares of common stock of Voya Financial, Inc. in a registered public offering ("Secondary Offering"), reducing ING Group's ownership of Voya Financial, Inc. to 57%.

Throughout 2014, ING Group completed the sale of an aggregate of 82,783,006 shares of common stock of Voya Financial, Inc. in a series of registered public offerings. Also during 2014, pursuant to the terms of share repurchase agreements between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 19,447,847 shares of its common stock from ING Group. As of the end of 2014, ING Group's ownership of Voya Financial, Inc. had been reduced to approximately 19%.

In March of 2015, ING Group completed a sale of 32,018,100 shares of common stock of Voya Financial, Inc. in a registered public offering. Concurrently with this offering, pursuant to the terms of a share repurchase agreement between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 13,599,274 shares of its common stock from ING Group.

As a result of these transactions, ING Group satisfied the provisions of its agreement with the European Union regarding the divestment of its U.S. insurance and investment operations, which required ING Group to divest 100% of its ownership interest in Voya Financial, Inc. together with its subsidiaries, including the Company by the end of 2016. ING Group continues to hold warrants to purchase up to 26,050,846 shares of Voya Financial, Inc. common stock at an exercise price of $48.75, in each case subject to adjustments.

VIAC is a direct, wholly owned subsidiary of Voya Holdings Inc. ("Parent"), which is a direct, wholly owned subsidiary of Voya Financial, Inc.

The Company offers various insurance products, including fixed and indexed annuities, investment-only products and payout annuities for pre-retirement wealth accumulation and postretirement income management. The Company's annuity products are distributed by national and regional brokerage and securities firms, independent broker-dealers, banks, life insurance companies with captive agency sales forces, independent insurance agents, independent marketing organizations and affiliated broker-dealers. The Company's primary annuity customers are individual consumers. The Company stopped actively writing new retail variable annuity products with substantial guarantee features in early 2010, as part of a global business strategy and risk reduction plan. New amounts will continue to be deposited in VIAC variable annuities as add-on premiums to existing contracts.

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

Significant Accounting Policies

Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates.

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
•Impairments;
•Income taxes; and
•Contingencies.

Fair Value Measurement

The Company measures the fair value of its financial assets and liabilities based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or nonperformance risk, including the Company's own credit risk. The estimate of fair value is the price that would be received to sell an asset or transfer a liability ("exit price") in an orderly transaction between market participants in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability. The Company uses a number of valuation sources to determine the fair values of its financial assets and liabilities, including quoted market prices, third-party commercial pricing services, third-party brokers, industry-standard, vendor-provided software that models the value based on market observable inputs, and other internal modeling techniques based on projected cash flows.

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

Commercial loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. Factors considered may include conversations with the borrower, loss of major tenant, bankruptcy of borrower or major tenant, decreased property cash flow, number of days past due, or various other circumstances. Based on an assessment as to the collectability of the principal, a determination is made either to apply against the book value or apply according to the contractual terms of the loan. Funds recovered in excess of book value would then be applied to recover expenses, impairments, and then interest. Accrual of interest resumes after factors resulting in doubts about collectability have improved.

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

Limited Partnerships/Corporations: The Company uses the equity method of accounting for investments in limited partnership interests, which consists primarily of private equities and hedge funds. Generally, the Company records its share of earnings using a lag methodology, relying on the most recent financial information available, generally not to exceed three months. The Company's earnings from limited partnership interests accounted for under the equity method are recorded in Net investment income.

Other Investments: Other investments are comprised primarily of Federal Home Loan Bank ("FHLB") stock and property obtained from foreclosed mortgage loans, as well as other miscellaneous investments. The Company is a member of the FHLB system and is required to own a certain amount of FHLB stock based on the level of borrowings and other factors. FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value.

Securities Lending: The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions, through a lending agent, for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss.

Impairments

The Company evaluates its available-for-sale general account investments quarterly to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis.This evaluation process entails considerable judgment and estimation. Factors considered in this analysis include, but are not limited to, the length of time and the extent to which the fair value has been less than amortized cost, the issuer's financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes and changes in ratings of the security. An extended and severe unrealized loss position on a fixed maturity may not have any impact on: (a) the ability of the issuer to service all scheduled interest and principal payments and (b) the evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, the Company gives greater weight and consideration to a decline in market value and the likelihood such market value decline will recover.

When assessing the Company's intent to sell a security or if it is more likely than not, it will be required to sell a security before recovery of its amortized cost basis, management evaluates facts and circumstances such as, but not limited to, decisions to rebalance the investment portfolio and sales of investments to meet cash flow or capital needs.

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

The Company enters into interest rate, equity market, credit default and currency contracts, including swaps, futures, forwards, caps, floors and options, to reduce and manage various risks associated with changes in value, yield, price, cash flow or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index or pool. The Company also utilizes options and futures on equity indices to reduce and manage risks associated with its annuity products. Derivative contracts are reported as Derivatives assets or liabilities on the Balance Sheets at fair value. Changes in the fair value of derivatives are recorded in Other net realized capital gains (losses) in the Statements of Operations.

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

The Company also has investments in certain fixed maturities and has issued certain annuity products that contain embedded derivatives whose fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. Embedded derivatives within fixed maturities are included with the host contract on the Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Statements of Operations. Embedded derivatives within certain annuity products are included in Future policy benefits and contract owner account balances on the Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Statements of Operations.

In addition, the Company has entered into coinsurance with funds withheld reinsurance arrangements that contain embedded derivatives, the fair value of which is based on the change in the fair value of the underlying assets held in trust. The embedded derivatives within coinsurance with funds withheld arrangements are reported with the host contract in Deposits and reinsurance recoverable or Funds held under reinsurance treaties with affiliates on the Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Interest credited and other benefits to contract owners/policyholders in the Statements of Operations.

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

Deferred Policy Acquisition Costs, Value of Business Acquired and Deferred Sales Inducements

DAC represents policy acquisition costs that have been capitalized and are subject to amortization and interest. Capitalized costs are incremental, direct costs of contract acquisition and certain other costs related directly to successful acquisition activities. Such costs

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

consist principally of commissions, underwriting, sales and contract issuance and processing expenses directly related to the successful acquisition of new and renewal business. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. VOBA represents the outstanding value of in-force business acquired and is subject to amortization and interest. The value is based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition and increased for subsequent deferrable expenses on purchased policies. (See also "Sales Inducements" below.) DAC, VOBA and DSI are adjusted for the impact of unrealized capital gains (losses) on investments, as if such gains (losses) have been realized, with corresponding adjustments included in AOCI.

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

Recoverability testing is performed for current issue year products to determine if gross profits are sufficient to cover DAC, VOBA, DSI, estimated benefits and related expenses. In subsequent years, the Company performs testing to assess the recoverability of DAC, VOBA and DSI on an annual basis, or more frequently if circumstances indicate a potential loss recognition issue exists. If DAC, VOBA or DSI are not deemed recoverable from future gross profits, charges will be applied against the DAC, VOBA or DSI balances before an additional reserve is established.

During the year ended December 31, 2015, the Company's reviews resulted in loss recognition of $342.0 before income taxes, of which $276.9 and $65.1 was recorded to Net amortization of DAC and VOBA and Interest credited and other benefits to contract owners, respectively, in the Statements of Operations, with a corresponding decrease on the Balance Sheets to Deferred policy acquisition costs, Value of business acquired, and Sales inducements to contract owners.

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

Internal Replacements
Contract owners may periodically exchange one contract for another, or make modifications to an existing contract. These transactions are identified as internal replacements. Internal replacements that are determined to result in substantially unchanged contracts are accounted for as continuations of the replaced contracts. Any costs associated with the issuance of the new contracts are considered maintenance costs and expensed as incurred. Unamortized DAC, VOBA and DSI related to the replaced contracts continue to be deferred and amortized in connection with the new contracts. Internal replacements that are determined to result in contracts that are substantially changed are accounted for as extinguishments of the replaced contracts, and any unamortized DAC, VOBA and DSI related to the replaced contracts are written off to the same account in which amortization is reported in the Statements of Operations.

Assumptions
Changes in assumptions can have a significant impact on DAC, VOBA and DSI balances, amortization rates, reserve levels, and results of operations. Assumptions are management's best estimate of future outcome.

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

Other significant assumptions used in the estimation of gross profits include mortality, and for products with credited rates include interest rate spreads and credit losses. Estimated gross profits of variable annuity contracts are sensitive to mortality and estimated policyholder behavior assumptions, such as surrender, lapse and annuitization rates.

Sales Inducements

DSI represent benefits paid to contract owners for a specified period that are incremental to the amounts the Company credits on similar contracts without sales inducements and are higher than the contract's expected ongoing crediting rates for periods after the inducement. The Company defers sales inducements and amortizes DSI over the estimated lives of the related contracts using the same methodology and assumptions used to amortize DAC. The amortization of DSI is included in Interest credited and other benefits to contract owners in the Statements of Operations. Each year, or more frequently if circumstances indicate a potentially significant recoverability issue exists, the Company reviews DSI to determine the recoverability of these balances.

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

•
Reserves for traditional life insurance contracts (term insurance, participating and non-participating whole life insurance and traditional group life insurance) and accident and health insurance represent the present value of future benefits to be paid to or on behalf of contract owners and related expenses, less the present value of future net premiums. Assumptions as to interest rates, mortality, expenses and persistency are based on the Company's estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Interest rates used to calculate the present value of these reserves ranged from 2.3% to 7.2%.

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

Although assumptions are "locked-in" upon the issuance of traditional life insurance contracts, certain accident and health insurance contracts and payout contracts with life contingencies, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are determined based on best estimate assumptions that exist at the time the premium deficiency reserve is established and do not include a provision for adverse deviation. During the year ended December 31, 2015, the Company established premium deficiency reserves of $126.0 million before tax related to certain payout annuity contracts, which was recorded as an increase in Policyholder benefits and contract owner balances with a corresponding increase in Deposits and reinsurance recoverable, as the reserves are ceded to an affiliate on a 100% coinsurance and coinsurance funds withheld basis. The establishment of this premium deficiency reserve had no impact in the Statements of Operations for the year ended December 31, 2015.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Contract Owner Account Balances
Contract owner account balances relate to universal life-type and investment-type contracts, as follows:

•
Account balances for GICs are calculated using the amount deposited with the Company, less withdrawals, plus interest accrued to the ending valuation date. Interest on these contracts is accrued by a predetermined index, plus a spread or a fixed rate, established at the issue date of the contract.

•	Account balances for universal life-type contracts, including VUL, are equal to cumulative deposits, less charges, withdrawals and account values released upon death, plus credited interest thereon.

•
Account balances for fixed annuities and payout contracts without life contingencies are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Credited interest rates vary by product and ranged up to

8.0% for the years 2015, 2014 and 2013. Account balances for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.

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

Universal and Variable Life: Reserves for UL and VUL secondary guarantees and paid-up guarantees are calculated by estimating the expected value of death benefits payable and recognizing those benefits ratably over the accumulation period based on total expected assessments. The reserve for such products recognizes the portion of contract assessments received in early years used to compensate the Company for benefits provided in later years. Assumptions used, such as the interest rate, lapse rate and mortality, are consistent with assumptions used in estimating gross profits for purposes of amortizing DAC. Reserves for UL and VUL secondary guarantees and paid-up guarantees are recorded in Future policy benefits and contract owner account balances on the Balance Sheets.

The Company also calculates a benefit ratio for each block of business that meets the requirements for additional reserves and calculates an additional reserve by accumulating amounts equal to the benefit ratio multiplied by the assessments for each period, reduced by excess benefits during the period. The additional reserve is accumulated at interest rates consistent with the DAC model for the period. The calculated reserve includes provisions for UL contracts that produce expected gains from the insurance benefit function followed by losses from that function in later years. Additional reserves are recorded in Future policy benefits and contract owner account balances on the Balance Sheets.

GMDB and GMIB: Reserves for annuity guaranteed minimum death benefits ("GMDB") and guaranteed minimum income benefits ("GMIB") are determined by estimating the value of expected benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. Expected experience is based on a range of scenarios. Assumptions used, such as the long-term equity market return, lapse rate and mortality, are consistent with assumptions used in estimating gross profits for the purpose of amortizing DAC. The assumptions of investment performance and volatility are consistent with the historical experience of the appropriate underlying equity index, such as the Standard & Poor's ("S&P") 500 Index. In addition, the reserve for the GMIB incorporates assumptions for the likelihood and timing of the potential annuitizations that may be elected by the contract owner. In general, the Company assumes that GMIB annuitization rates will be higher for policies with more valuable guarantees ("in the money"), where the notional benefit amount is in excess of the account value. Reserves for GMDB and GMIB are recorded in Future policy benefits and contract owner account balances on the Balance Sheets. Changes in reserves for GMDB and GMIB are reported in Interest credited and other benefits to contract owners/policyholders in the Statements of Operations.

Most contracts issued on or before December 31, 1999 with enhanced death benefit guarantees were reinsured to third-party reinsurers to mitigate the risk associated with such guarantees. For contracts issued after December 31, 1999, the Company instituted a variable annuity guarantee hedge program to mitigate the risks associated with these guarantees, which do not qualify for hedge accounting. The variable annuity guarantee hedge program is based on the Company entering into derivative positions to offset such exposures to GMDB and GMIB due to adverse changes in the equity markets.

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

The estimated fair value of the embedded derivative in the FIA contracts is based on the present value of the excess of interest payments to the contract owners over the growth in the minimum guaranteed contract value. The excess interest payments are determined as the excess of projected index driven benefits over the projected guaranteed benefits. The projection horizon is over the anticipated life of the related contracts, which takes into account best estimate actuarial assumptions, such as partial withdrawals, full surrenders, deaths, annuitizations and maturities.

Certain FIA contracts contain guaranteed withdrawal benefit provisions.  Reserves for these benefits are calculated by estimating the value of expected benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Long-term Debt

Long-term debt is carried at an amount equal to the unpaid principal balance, net of any remaining unamortized discount or premium attributable to issuance. Direct and incremental costs to issue the debt are recorded in Other assets on the Balance Sheets. Discounts, premiums and direct and incremental costs are amortized as a component of Interest expense in the Statements of Operations over the life of the debt using the effective interest method of amortization.

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

Income Taxes

The Company uses certain assumptions and estimates in determining the income taxes payable or refundable to/from Voya Financial, Inc. for the current year, the deferred income tax liabilities and assets for items recognized differently in its Financial Statements from amounts shown on its income tax returns and the federal income tax expense. Determining these amounts requires analysis and

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. Management exercises considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are reevaluated on a periodic basis. The Company will continue to evaluate as regulatory and business factors change.

Items required by tax regulations to be included in the tax return may differ from the items reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements may be different than the actual rate applied on the tax return. Some of these differences are permanent such as the dividends received deduction which is estimated using information from the prior period and current year results. Other differences are temporary, reversing over time, such as the valuation of insurance reserves, and create deferred tax assets and liabilities.

The Company's deferred tax assets and liabilities resulting from temporary differences between financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.

Deferred tax assets represent the tax benefit of future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards. The Company evaluates and tests the recoverability of its deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary and, if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, the Company considers many factors, including:

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

For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability relating to insurance risk. The Company reviews contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. The assumptions used to account for both long and short-duration reinsurance agreements are consistent with those used for the underlying contracts. Ceded Future policy benefits and contract owner account balances are reported gross on the Balance Sheets.

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

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are included in Other liabilities, and deposits made are included in Deposits and reinsurance recoverable on the Balance Sheets. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as Other revenues or Other expenses in the Statements of Operations, as appropriate. Periodically, the Company evaluates the adequacy of the expected payments or recoveries and adjusts the deposit asset or liability through Other revenues or Other expenses, as appropriate.

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

Participating Insurance

Participating business approximates 13.5% of the Company's ordinary life insurance in force and 30.1% of life insurance premium income. The amount of dividends to be paid is determined annually by the Board of Directors. Amounts allocable to participating contract owners are based on published dividend projections or expected dividend scales. Dividends to participating policyholders of $8.6, $8.6 and $9.1, were incurred during the years ended December 31, 2015, 2014 and 2013, respectively.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Adoption of New Pronouncements

Repurchase Agreements
In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-11, "Transfers and Servicing (Accounting Standards Codification ("ASC") Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures" ("ASU 2014-11"), which (1) changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting and (2) requires separate accounting for a transfer of a financial asset executed with a repurchase agreement with the same counterparty. This results in secured borrowing accounting for the repurchase agreement. The amendments also require additional disclosures for certain transactions accounted for as a sale and for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings.

The provisions of ASU 2014-11 were adopted by the Company on January 1, 2015, with the exception of disclosure amendments for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings, which were adopted April 1, 2015. The adoption of the January 1, 2015 provisions had no effect on the Company's financial condition, results of operations or cash flows. The disclosures required by ASU 2014-11 are included in the Investments Note to these Financial Statements.

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

Future Adoption of Accounting Pronouncements

Financial Instruments
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (ASC Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which requires:

•	Equity investments (except those consolidated or accounted for under the equity method) to be measured at fair value with changes in fair value recognized in net income.

•	Elimination of the disclosure of methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost.

•	The use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

•
Separate presentation in other comprehensive income of the portion of the total change in fair value of a liability resulting from a change in own credit risk if the liability is measured at fair value under the fair value option.

•	Separate presentation on the balance sheet or financial statement notes of financial assets and financial liabilities by measurement category and form of financial asset.

The provisions of ASU 2016-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption only permitted for certain provisions. Initial adoption of ASU 2016-01 should be reported on a modified retrospective basis, with a cumulative-effect adjustment to balance sheet as of the beginning of the year of adoption, except for certain provisions that should be applied prospectively. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2016-01.

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

The provisions of ASU 2015-02 are effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted, using either a retrospective or modified retrospective approach. The Company plans to adopt the provisions of ASU 2015-02 on January 1, 2016 using the modified retrospective approach, and does not expect ASU 2015-02 to have an impact on the Company's financial condition or results of operations, but to impact disclosures only.

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

The provisions of ASU 2014-16 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. Initial adoption of ASU 2014-16 may be reported on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or on a full retrospective basis, with application to all prior periods presented. The Company does not expect ASU 2014-16 to have an impact on the Company's financial condition, results of operations or cash flows.

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

In August 2015, the FASB issued ASU 2015-14 to amend the effective date of ASU 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which was January 1, 2017. The provisions of ASU 2014-09 are effective retrospectively. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2014-09.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and FVO fixed maturities and equity securities were as follows as of December 31, 2015:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$992.7	$70.2	$4.2	$—	$1,058.7	$—
U.S. Government agencies and authorities	79.4	2.8	0.3	—	81.9	—
State, municipalities and political subdivisions	359.1	6.6	5.2	—	360.5	—
U.S. corporate public securities	10,718.9	389.2	236.2	—	10,871.9	4.5
U.S. corporate private securities	2,365.0	74.3	44.9	—	2,394.4	—
Foreign corporate public securities and foreign governments (1)	2,826.9	67.3	101.2	—	2,793.0	—
Foreign corporate private securities (1)	2,592.9	95.0	61.9	—	2,626.0	—

Residential mortgage-backed securities:
Agency	1,525.4	81.2	5.8	14.9	1,615.7	—
Non-Agency	221.4	43.9	2.1	6.2	269.4	19.5
Total Residential mortgage-backed securities	1,746.8	125.1	7.9	21.1	1,885.1	19.5
Commercial mortgage-backed securities	1,311.0	35.8	3.4	—	1,343.4	—
Other asset-backed securities	257.6	11.3	5.6	—	263.3	0.3

Total fixed maturities, including securities pledged	23,250.3	877.6	470.8	21.1	23,678.2	24.3
Less: Securities pledged	633.3	52.2	13.1	—	672.4	—
Total fixed maturities	22,617.0	825.4	457.7	21.1	23,005.8	24.3
Equity securities	15.4	3.8	—	—	19.2	—
Total fixed maturities and equity securities investments	$22,632.4	$829.2	$457.7	$21.1	$23,025.0	$24.3
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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Available-for-sale and FVO fixed maturities and equity securities were as follows as of December 31, 2014:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$843.0	$83.9	$0.8	$—	$926.1	$—
U.S. Government agencies and authorities	78.9	4.5	—	—	83.4	—
State, municipalities and political subdivisions	155.4	9.1	0.1	—	164.4	—
U.S. corporate public securities	9,651.4	692.9	36.7	—	10,307.6	4.8
U.S. corporate private securities	2,026.9	121.7	7.8	—	2,140.8	—
Foreign corporate public securities and foreign governments (1)	2,716.9	134.6	26.4	—	2,825.1	—
Foreign corporate private securities (1)	2,683.6	173.8	6.7	—	2,850.7	—

Residential mortgage-backed securities
Agency	1,589.5	96.2	4.9	18.5	1,699.3	—
Non-Agency	292.3	53.5	2.3	7.7	351.2	25.8
Total Residential mortgage-backed securities	1,881.8	149.7	7.2	26.2	2,050.5	25.8
Commercial mortgage-backed securities	1,531.7	96.5	0.7	—	1,627.5	—
Other asset-backed securities	292.7	15.2	7.0	—	300.9	0.3

Total fixed maturities, including securities pledged	21,862.3	1,481.9	93.4	26.2	23,277.0	30.9
Less: Securities pledged	567.3	62.2	2.7	—	626.8	—
Total fixed maturities	21,295.0	1,419.7	90.7	26.2	22,650.2	30.9
Equity securities	3.1	3.6	—	—	6.7	—
Total fixed maturities and equity securities investments	$21,298.1	$1,423.3	$90.7	$26.2	$22,656.9	$30.9
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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2015, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. MBS and Other ABS are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$375.0	$378.4
After one year through five years	5,189.8	5,328.3
After five years through ten years	8,938.9	8,901.8
After ten years	5,431.2	5,577.9
Mortgage-backed securities	3,057.8	3,228.5
Other asset-backed securities	257.6	263.3
Fixed maturities, including securities pledged	$23,250.3	$23,678.2

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of December 31, 2015 and 2014, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Shareholder's equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
December 31, 2015
Communications	$1,147.2	$64.9	$17.9	$1,194.2
Financial	2,798.2	108.8	22.1	2,884.9
Industrial and other companies	8,778.0	282.1	165.9	8,894.2
Energy	2,357.3	32.2	175.9	2,213.6
Utilities	2,500.6	113.6	31.2	2,583.0
Transportation	571.8	17.0	13.8	575.0
Total	$18,153.1	$618.6	$426.8	$18,344.9

December 31, 2014
Communications	$1,081.6	$122.1	$0.9	$1,202.8
Financial	2,451.3	175.0	1.6	2,624.7
Industrial and other companies	8,148.0	468.6	36.1	8,580.5
Energy	2,434.0	120.4	27.5	2,526.9
Utilities	2,145.0	188.1	4.1	2,329.0
Transportation	490.9	36.9	1.7	526.1
Total	$16,750.8	$1,111.1	$71.9	$17,790.0

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of December 31, 2015 and 2014, approximately 46.6% and 41.7%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

As of December 31, 2015 and 2014, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

As of December 31, 2015 and 2014, the fair value of loaned securities was $147.9 and $121.2, respectively, and is included in Securities pledged on the Balance Sheets. As of December 31, 2015 and 2014, collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $153.6 and $125.4, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Balance Sheets. As of December 31, 2015 and 2014, liabilities to return collateral of $153.6 and $125.4, respectively, is included in Payables under securities loan agreements, including collateral held on the Balance Sheets.

The following table sets forth borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	December 31, 2015	December 31, 2014
U.S. Treasuries	$—	$25.3
U.S. Government agencies and authorities	—	1.0
U.S. corporate public securities	73.5	70.2
Foreign corporate public securities and foreign governments	80.1	28.9
Payables under securities loan agreements	$153.6	$125.4

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company's financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity's economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company did not provide any non-contractual financial support and its carrying value represents the Company's exposure to loss. The carrying value of the equity tranches of the Collateralized loan obligations ("CLOs") of $1.2 and $1.8 as of December 31, 2015 and 2014, respectively, is included in Limited partnerships/corporations on the Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Statements of Operations.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2015:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$311.6	$4.2		$—	$—	$—	$—	$311.6	$4.2
U.S. Government agencies and authorities	49.3	0.3		—	—	—	—	49.3	0.3
State, municipalities and political subdivisions	116.9	1.3		98.9	3.9	—	—	215.8	5.2
U.S. corporate public securities	1,973.2	63.0		2,250.3	140.7	136.1	32.5	4,359.6	236.2
U.S. corporate private securities	362.0	9.7		369.5	28.2	34.3	7.0	765.8	44.9
Foreign corporate public securities and foreign governments	815.3	28.0		416.3	45.7	134.0	27.5	1,365.6	101.2
Foreign corporate private securities	492.8	40.6		194.5	14.3	23.0	7.0	710.3	61.9
Residential mortgage-backed	145.8	1.0		94.1	1.7	150.8	5.2	390.7	7.9
Commercial mortgage-backed	236.2	1.9		25.2	0.8	0.7	0.7	262.1	3.4
Other asset-backed	13.5	—	*	—	—	76.7	5.6	90.2	5.6
Total	$4,516.6	$150.0		$3,448.8	$235.3	$555.6	$85.5	$8,521.0	$470.8
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
*Less than $0.1.

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 86.6% and 96.8% of the average book value as of December 31, 2015 and 2014, respectively.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
December 31, 2015
Six months or less below amortized cost	$4,611.3	$468.6	$131.4	$131.5	758	93
More than six months and twelve months or less below amortized cost	3,445.1	—	171.2	—	524	—
More than twelve months below amortized cost	450.4	16.4	32.4	4.3	158	3
Total	$8,506.8	$485.0	$335.0	$135.8	1,440	96

December 31, 2014
Six months or less below amortized cost	$1,844.0	$33.9	$39.7	$7.6	368	8
More than six months and twelve months or less below amortized cost	117.3	—	5.5	—	35	—
More than twelve months below amortized cost	1,509.4	2.5	40.1	0.5	236	1
Total	$3,470.7	$36.4	$85.3	$8.1	639	9

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses			Number of Securities
	< 20%	> 20%		< 20%	> 20%		< 20%	> 20%
December 31, 2015
U.S. Treasuries	$315.8	$—		$4.2	$—		8	—
U.S. Government agencies and authorities	49.6	—		0.3	—		1	—
State, municipalities and political subdivisions	221.0	—		5.2	—		117	—
U.S. corporate public securities	4,316.2	279.6		159.1	77.1		681	57
U.S. corporate private securities	769.5	41.2		33.3	11.6		90	4
Foreign corporate public securities and foreign governments	1,343.5	123.3		66.6	34.6		251	26
Foreign corporate private securities	734.2	38.0		50.4	11.5		81	5
Residential mortgage-backed	398.6	—	*	7.9	—	*	141	2
Commercial mortgage-backed	264.1	1.4		2.7	0.7		33	1
Other asset-backed	94.3	1.5		5.3	0.3		37	1
Total	$8,506.8	$485.0		$335.0	$135.8		1,440	96

December 31, 2014
U.S. Treasuries	$63.0	$—		$0.8	$—		4	—
U.S. Government agencies and authorities	1.8	—		—	—		1	—
State, municipalities and political subdivisions	23.2	—		0.1	—		8	—
U.S. corporate public securities	1,617.3	0.8		36.5	0.2		257	2
U.S. corporate private securities	223.7	13.5		4.6	3.2		30	1
Foreign corporate public securities and foreign governments	710.0	7.5		24.7	1.7		147	2
Foreign corporate private securities	205.0	8.4		5.0	1.7		19	1
Residential mortgage-backed	478.5	—		7.2	—		125	—
Commercial mortgage-backed	35.0	2.0		0.3	0.4		9	1
Other asset-backed	113.2	4.2		6.1	0.9		39	2
Total	$3,470.7	$36.4		$85.3	$8.1		639	9
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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the year ended December 31, 2015 and 2014, the Company had no new troubled debt restructurings for private placement bonds or commercial mortgage loans.

As of December 31, 2015, the Company held 8 commercial mortgage troubled debt restructured loans with a carrying value of $3.7. These 8 commercial mortgage loans were restructured in August 2013 with a pre-modification and post modification carrying value of $11.6. These loans represent what remains of an initial portfolio of 20 restructures with a pre-modification and post modification carrying value of $24.6. This portfolio of loans is comprised of cross-defaulted, cross-collateralized individual loans, which are owned by the same sponsor. Between the date of the troubled debt restructurings and December 31, 2015, this portfolio of loans has repaid $20.9 in principal.

As of December 31, 2015 and 2014, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	December 31, 2015			December 31, 2014
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$3.7	$3,308.2	$3,311.9	$17.1	$2,838.1	$2,855.2
Collective valuation allowance for losses	N/A	(1.0)	(1.0)	N/A	(0.8)	(0.8)
Total net commercial mortgage loans	$3.7	$3,307.2	$3,310.9	$17.1	$2,837.3	$2,854.4
N/A - Not Applicable

There were no impairments taken on the mortgage loan portfolio for the years ended December 31, 2015 and 2014.

The following table summarizes the activity in the allowance for losses for all commercial mortgage loans for the periods indicated:

	December 31, 2015	December 31, 2014
Collective valuation allowance for losses, balance at January 1	$0.8	$1.1
Addition to (reduction of) allowance for losses	0.2	(0.3)
Collective valuation allowance for losses, end of period	$1.0	$0.8

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	December 31, 2015	December 31, 2014
Impaired loans without allowances for losses	$3.7	$17.1
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$3.7	$17.1
Unpaid principal balance of impaired loans	$3.7	$17.1

The following table presents information on restructured loans as of the dates indicated:

	December 31, 2015	December 31, 2014
Troubled debt restructured loans	$3.7	$17.1

There were no mortgage loans in the Company's portfolio in process of foreclosure as of December 31, 2015 and 2014.

There were two loans 30 days or less in arrears, with respect to principal and interest as of December 31, 2015, with a total amortized cost of $2.1. There were no loans in arrears, with respect to principal and interest as of December 31, 2014.

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Impaired loans, average investment during the period (amortized cost) (1)	$10.4	$20.2	$11.7
Interest income recognized on impaired loans, on an accrual basis (1)	0.5	1.1	0.7
Interest income recognized on impaired loans, on a cash basis (1)	0.6	1.0	0.7
Interest income recognized on troubled debt restructured loans, on an accrual basis	0.5	1.1	0.7
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

The following table presents the LTV ratios as of the dates indicated:

	December 31, 2015(1)	December 31, 2014(1)
Loan-to-Value Ratio:
0% - 50%	$399.9	$367.2
>50% - 60%	927.9	674.2
>60% - 70%	1,772.0	1,671.0
>70% - 80%	207.0	136.4
>80% and above	5.1	6.4
Total Commercial mortgage loans	$3,311.9	$2,855.2
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	December 31, 2015(1)	December 31, 2014(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,569.3	$2,085.8
>1.25x - 1.5x	505.3	397.3
>1.0x - 1.25x	145.6	282.4
Less than 1.0x	40.4	85.9
Commercial mortgage loans secured by land or construction loans	51.3	3.8
Total Commercial mortgage loans	$3,311.9	$2,855.2
(1) Balances do not include collective valuation allowance for losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	December 31, 2015(1)		December 31, 2014(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$763.0	23.0%	$673.0	23.6%
South Atlantic	792.5	23.9%	597.6	20.9%
Middle Atlantic	467.2	14.1%	395.6	13.9%
West South Central	388.8	11.7%	386.2	13.5%
Mountain	334.1	10.1%	277.5	9.7%
East North Central	324.2	9.8%	281.1	9.8%
New England	58.2	1.8%	37.4	1.3%
West North Central	117.6	3.6%	122.2	4.3%
East South Central	66.3	2.0%	84.6	3.0%
Total Commercial mortgage loans	$3,311.9	100.0%	$2,855.2	100.0%
(1) Balances do not include collective valuation allowance for losses.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	December 31, 2015(1)		December 31, 2014(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$1,125.1	33.9%	$932.9	32.7%
Industrial	788.3	23.8%	806.8	28.3%
Apartments	615.2	18.6%	508.6	17.8%
Office	535.6	16.2%	340.1	11.9%
Hotel/Motel	83.3	2.5%	83.3	2.9%
Mixed Use	29.9	0.9%	80.2	2.8%
Other	134.5	4.1%	103.3	3.6%
Total Commercial mortgage loans	$3,311.9	100.0%	$2,855.2	100.0%
(1)Balances do not include collective valuation allowance for losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	December 31, 2015(1)	December 31, 2014(1)
Year of Origination:
2015	$810.1	$—
2014	557.9	540.1
2013	624.7	628.7
2012	232.8	282.0
2011	460.4	601.0
2010	100.9	109.3
2009 and prior	525.1	694.1
Total Commercial mortgage loans	$3,311.9	$2,855.2
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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company's credit-related and intent-related impairments included in the Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Year Ended December 31,
	2015			2014		2013
	Impairment		No. of Securities	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$11.0		10	$1.4	2	$—	—
Foreign corporate public securities and foreign governments (1)	18.2		6	0.6	4	—	—
Foreign corporate private securities (1)	0.5		1	—	—	1.4	1
Residential mortgage-backed	2.7		27	2.8	39	7.5	57
Commercial mortgage-backed	0.4		2	0.1	2	0.3	2
Other asset-backed	—		—	0.5	2	1.1	3
Equity	—	*	1	0.3	2	—	—
Total	$32.8		47	$5.7	51	$10.3	63
* Less than $0.1.
(1) Primarily U.S. dollar denominated.

The above tables include $7.3, $3.7 and $6.4 of write-downs related to credit impairments for the years ended December 31, 2015, 2014 and 2013, respectively, in Other-than-temporary impairments, which are recognized in the Statements of Operations. The remaining $25.5, $2.0 and $3.9, for the years ended December 31, 2015, 2014 and 2013, respectively, are related to intent impairments.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Year Ended December 31,
	2015		2014		2013
	Impairment	No. of Securities	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$11.0	9	$1.2	2	$—	—
Foreign corporate public securities and foreign governments (1)	14.0	5	0.6	4	—	—
Foreign corporate private securities (1)	—	—	—	—	—	—
Residential mortgage-backed	0.1	4	0.1	5	3.6	12
Commercial mortgage-backed	0.4	2	0.1	2	0.3	2
Other asset-backed	—	—	—	—	—	—
Equity	—	—	—	—	—	—
Total	$25.5	20	$2.0	13	$3.9	14
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

The following table identifies the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Balance at January 1	$33.1	$42.1	$47.9
Additional credit impairments:
On securities not previously impaired	—	0.4	0.5
On securities previously impaired	1.8	3.0	3.8
Reductions:
Increase in cash flows	0.4	0.5	—
Securities sold, matured, prepaid or paid down	7.3	11.9	10.1
Balance at December 31	$27.2	$33.1	$42.1

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Fixed maturities	$1,169.5	$1,121.7	$1,075.8
Equity securities, available-for-sale	2.1	2.4	3.6
Mortgage loans on real estate	165.0	145.6	152.9
Policy loans	4.7	5.0	5.7
Short-term investments and cash equivalents	0.3	0.8	0.4
Other	18.3	39.9	79.7	(1)
Gross investment income	1,359.9	1,315.4	1,318.1
Less: investment expenses	54.4	50.7	50.9
Net investment income	$1,305.5	$1,264.7	$1,267.2
(1) Includes $42.4 in conjunction with a bankruptcy settlement for a prime broker who held assets on behalf of a limited partnership previously written down to realizable value.

As of December 31, 2015 and 2014, the Company had $1.7 and $0.2, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Such interest income is recorded in Net investment income in the Statements of Operations.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) comprise the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments. Realized investment gains and losses are also primarily generated from changes in fair value of embedded derivatives within products and fixed maturities, changes in fair value of fixed maturities recorded at FVO and changes in fair value including accruals on derivative instruments, except for effective cash flow hedges. The cost of the investments on disposal is generally determined based on FIFO methodology.

Net realized capital gains (losses) were as follows for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Fixed maturities, available-for-sale, including securities pledged	$(37.5)	$2.4	$(11.4)
Fixed maturities, at fair value option	(98.0)	(50.0)	(89.0)
Equity securities, available-for-sale	—	(0.1)	—
Derivatives	(86.8)	(33.8)	(3,050.2)
Embedded derivatives - fixed maturities	(5.0)	(2.7)	(24.3)
Guaranteed benefit derivatives	95.8	(708.4)	961.7
Other investments	(0.1)	18.5	(2.6)
Net realized capital gains (losses)	$(131.6)	$(774.1)	$(2,215.8)
After-tax net realized capital gains (losses)	$(85.6)	$(503.2)	$(1,440.3)

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax were as follows for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Proceeds on sales	$1,700.4	$2,436.1	$4,548.9
Gross gains	24.7	21.9	41.6
Gross losses	35.6	26.3	27.0

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Forwards: The Company uses forward contracts to hedge certain invested assets against movement in interest rates, particularly mortgage rates. The Company uses To-Be-Announced mortgage-backed securities as an economic hedge against rate movements. The Company utilizes forward contracts in non-qualifying hedging relationships.

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

Embedded derivatives: The Company also invests in certain fixed maturity instruments and has issued certain products that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity rates, or credit ratings/spreads. In addition, the Company has entered into coinsurance with funds withheld arrangements, which contain embedded derivatives.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	December 31, 2015			December 31, 2014
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$18.2	$0.5	$—	$7.7	$0.4	$—
Foreign exchange contracts	57.1	11.7	—	57.1	7.9	—
Fair value hedges:
Interest rate contracts	295.1	0.8	5.9	299.1	2.1	7.8
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	27,139.0	529.5	114.9	23,792.7	434.2	98.5
Foreign exchange contracts	967.0	30.9	12.3	1,032.0	22.5	8.2
Equity contracts	19,062.4	223.7	65.6	20,610.5	420.2	209.8
Credit contracts	1,230.0	2.3	5.9	1,220.0	4.1	16.3
Embedded derivatives:
Within fixed maturity investments	N/A	21.1	—	N/A	26.2	—
Within products	N/A	—	3,628.1	N/A	—	3,488.8
Within reinsurance agreements	N/A	(15.6)	10.2	N/A	9.6	211.0
Total		$804.9	$3,842.9		$927.2	$4,040.4
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of December 31, 2015 and 2014. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	December 31, 2015
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$1,230.0	$2.3	$5.9
Equity contracts	11,528.3	167.5	53.9
Foreign exchange contracts	1,024.1	42.6	12.3
Interest rate contracts	24,030.4	530.8	120.1
		743.2	192.2
Counterparty netting(1)		(184.6)	(184.6)
Cash collateral netting(1)		(427.3)	(5.9)
Securities collateral netting(1)		(12.5)	(1.7)
Net receivables/payables		$118.8	$—
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA ") agreements, the Company may receive from, or deliver to, counterparties collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Balance Sheets. As of December 31, 2015, the Company held $423.0 and $0.4 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2014, the Company held $268.5 of net cash collateral and pledged $5.8 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2015, the Company delivered $524.5 of securities and held $12.9 of securities as collateral. As of December 31, 2014, the Company delivered $505.6 of securities and held $130.5 of securities as collateral.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Derivatives: Qualifying for hedge accounting(1):
Cash flow hedges:
Interest rate contracts	$0.3	$0.2	$—	*
Foreign exchange contracts	0.8	0.7	0.2
Fair value hedges:
Interest rate contracts	(3.6)	(12.9)	15.6
Derivatives: Non-qualifying for hedge accounting(2):
Interest rate contracts	135.4	797.0	(920.0)
Foreign exchange contracts	56.8	91.8	53.6
Equity contracts	(277.3)	(911.4)	(2,204.2)
Credit contracts	0.8	0.8	4.6
Embedded derivatives:
Within fixed maturity investments(2)	(5.0)	(2.7)	(24.3)
Within products(2)	95.8	(708.4)	961.7
Within reinsurance agreements(3)	175.6	(231.1)	311.3
Total	$179.6	$(976.0)	$(1,801.5)
*Less than $0.1.
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Statements of Operations. For the years ended December 31, 2015, 2014 and 2013, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Statements of Operations.
(3) Changes in value are included in Interest credited and other benefits to contract owners/policyholders in the Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company's portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of December 31, 2015, the fair values of credit default swaps of $2.3 and $5.9 were included in Derivatives assets and Derivatives liabilities, respectively, on the Balance Sheets. As of December 31, 2014, the fair value of credit default swaps of $4.1 and $16.3 were included in Derivatives assets and Derivatives liabilities, respectively, on the Balance Sheets. As of December 31, 2015, and 2014, the maximum potential future net exposure to the Company was $220.0 on credit default swaps. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,049.2	$9.5	$—	$1,058.7
U.S. Government agencies and authorities	—	81.9	—	81.9
State, municipalities and political subdivisions	—	360.5	—	360.5
U.S. corporate public securities	—	10,871.2	0.7	10,871.9
U.S. corporate private securities	—	2,067.1	327.3	2,394.4
Foreign corporate public securities and foreign governments(1)	—	2,791.8	1.2	2,793.0
Foreign corporate private securities(1)	—	2,481.0	145.0	2,626.0
Residential mortgage-backed securities	—	1,856.5	28.6	1,885.1
Commercial mortgage-backed securities	—	1,331.3	12.1	1,343.4
Other asset-backed securities	—	252.0	11.3	263.3
Total fixed maturities, including securities pledged	1,049.2	22,102.8	526.2	23,678.2
Equity securities, available-for-sale	12.5	—	6.7	19.2
Derivatives:
Interest rate contracts	—	530.8	—	530.8
Foreign exchange contracts	—	42.6	—	42.6
Equity contracts	56.2	161.8	5.7	223.7
Credit contracts	—	2.3	—	2.3
Embedded derivative on reinsurance	—	(15.6)	—	(15.6)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,947.2	1.4	—	1,948.6
Assets held in separate accounts	33,355.5	—	—	33,355.5
Total assets	$36,420.6	$22,826.1	$538.6	$59,785.3
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$1,779.1	$1,779.1
GMAB / GMWB / GMWBL	—	—	1,849.0	1,849.0
Other derivatives:
Interest rate contracts	0.7	120.1	—	120.8
Foreign exchange contracts	—	12.3	—	12.3
Equity contracts	11.7	53.9	—	65.6
Credit contracts	—	5.9	—	5.9
Embedded derivative on reinsurance	—	10.2	—	10.2
Total liabilities	$12.4	$202.4	$3,628.1	$3,842.9
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
Guaranteed benefit derivatives:
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

The Company utilizes a number of valuation methodologies to determine the fair values of its financial assets and liabilities in conformity with the concepts of exit price and the fair value hierarchy as prescribed in ASC Topic 820. Valuations are obtained from third-party commercial pricing services, brokers and industry-standard, vendor-provided software that models the value based on market observable inputs. The valuations obtained from third-party commercial pricing services are non-binding. The Company reviews the assumptions and inputs used by third-party commercial pricing services for each reporting period in order to determine an appropriate fair value hierarchy level. The documentation and analysis obtained from third-party commercial pricing services are reviewed by the Company, including in-depth validation procedures confirming the observability of inputs. The valuations are reviewed and validated monthly through the internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades or monitoring of trading volumes.

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

U.S. corporate public securities, Foreign corporate public securities and foreign governments: Fair value is determined using third-party commercial pricing services, with the primary inputs being benchmark yields, trades of comparable securities, issuer ratings, bids and credit spreads off benchmark yields.

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

Broker quotes and prices obtained from pricing services are reviewed and validated through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.  As of December 31, 2015, $504.8 and $18.6 billion of a total fair value of $23.7 billion in fixed maturities, including securities pledged, were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing. As of December 31, 2014, $467.8 and $18.1 billion of a total fair value of $23.3 billion in fixed maturities, including securities pledged, were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing.

All prices and broker quotes obtained go through the review process described above including valuations for which only one broker quote is obtained.  After review, for those instruments where the price is determined to be appropriate, the unadjusted price provided is used for financial statement valuation. If it is determined that the price is questionable, another price may be requested from a different vendor.  The internal valuation committee then reviews all prices for the instrument again, along with information from the review, to determine which price best represents exit price for the instrument.

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

Derivatives: Derivatives are carried at fair value which is determined using the Company's derivative accounting system in conjunction with observable key financial data from third party sources, such as yield curves, exchange rates, S&P 500 Index prices, London Interbank Offered Rates ("LIBOR") and Overnight Index Swap ("OIS") rates. The Company uses OIS for valuations of collateralized interest rate derivatives, which are obtained from third-party sources. For those derivatives that are unable to be valued by the accounting system, the Company typically utilizes values established by third-party brokers. Counterparty credit risk is considered and incorporated in the Company's valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company's policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company's nonperformance risk is also considered and incorporated in the Company's valuation process. Valuations for the Company's futures and interest rate forward contracts are based on unadjusted quoted prices from an active exchange and, therefore, are classified as Level 1. The Company also has certain credit default swaps and options that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. The remaining derivative instruments, including those priced by third-party vendors, are valued based on market observable inputs and are classified as Level 2.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Guaranteed benefit derivatives: The Company records reserves for annuity contracts containing GMAB, GMWB and GMWBL riders. The guarantee is an embedded derivative and is required to be accounted for separately from the host variable annuity contract. The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other market implied assumptions. These derivatives are classified as Level 3 liabilities in the fair value hierarchy.

The indexed-crediting feature in the Company's FIA contracts is an embedded derivative that is required to be accounted for separately from the host contract. The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by market implied assumptions. These derivatives are classified as Level 3 liabilities in the fair value hierarchy.

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

The Company's valuation actuaries are responsible for the policies and procedures for valuing the embedded derivatives, reflecting the capital markets and actuarial valuation inputs and nonperformance risk in the estimate of the fair value of the embedded derivatives. The actuarial and capital market assumptions for each liability are approved by each product's Chief Risk Officer ("CRO"), including an independent annual review by the CRO. Models used to value the embedded derivatives must comply with the Company's governance policies.

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

Embedded derivative on reinsurance: The carrying value of embedded derivatives is estimated based upon the change in the fair value of the assets supporting the funds withheld payable under reinsurance agreements. As the fair value of the assets held in trust is based on a quoted market price (Level 1), the fair value of the embedded derivative is based on market observable inputs and is classified as Level 2.

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the years ended December 31, 2015 and 2014.  The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2015
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate public securities	53.8	—	(0.1)	0.2	—	—	—	—	(53.2)	0.7	—
U.S. corporate private securities	260.2	(0.1)	(11.9)	111.3	—	(2.6)	(73.3)	43.7	—	327.3	(0.1)
Foreign corporate public securities and foreign governments(1)	—	(4.2)	(0.3)	—	—	—	(5.1)	10.8	—	1.2	(4.2)
Foreign corporate private securities(1)	147.3	(0.5)	(3.4)	9.4	—	—	(40.2)	32.4	—	145.0	(0.7)
Residential mortgage-backed securities	31.3	(1.1)	(0.5)	—	—	—	(0.3)	1.8	(2.6)	28.6	(1.1)
Commercial mortgage-backed securities	—	—	(0.1)	15.0	—	—	(2.8)	—	—	12.1	—
Other asset-backed securities	0.9	—	—	11.9	—	—	(0.7)	16.5	(17.3)	11.3	—
Total fixed maturities, including securities pledged	493.5	(5.9)	(16.3)	147.8	—	(2.6)	(122.4)	105.2	(73.1)	526.2	(6.1)
Equity securities, available-for-sale	—	—	0.2	6.5	—	—	—	—	—	6.7	—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,924.4)	228.7	—	—	(255.2)	—	171.8	—	—	(1,779.1)	—
GMWB/GMAB/GMWBL(2)	(1,564.4)	(132.9)	—	—	(152.3)	—	0.6	—	—	(1,849.0)	—
Other derivatives, net	31.2	(29.8)	—	21.6	—	—	(17.3)	—	—	5.7	(25.5)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1.8	—	—	—	—	—	(1.8)	—	—	—	—
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
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2014
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change in Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$4.2	$—	$—	$—	$—	$—	$—	$—	$(4.2)	$—	$—
U.S. corporate public securities	41.9	(0.1)	0.1	7.7	—	—	(20.2)	24.4	—	53.8	(0.2)
U.S. corporate private securities	48.5	(0.1)	(3.8)	70.2	—	—	(23.9)	169.3	—	260.2	(0.1)
Foreign corporate public securities and foreign governments(1)	—	—	—	—	—	—	—	—	—	—	—
Foreign corporate private securities(1)	24.6	(0.1)	(7.8)	24.0	—	—	(8.5)	122.8	(7.7)	147.3	(0.1)
Residential mortgage-backed securities	27.6	(2.3)	0.5	2.9	—	—	(1.5)	8.8	(4.7)	31.3	(2.2)
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	22.0	3.2	(2.9)	—	—	—	(15.2)	—	(6.2)	0.9	—
Total fixed maturities, including securities pledged	168.8	0.6	(13.9)	104.8	—	—	(69.3)	325.3	(22.8)	493.5	(2.6)
Equity securities, available-for-sale	—	(0.3)	0.3	—	—	—	—	—	—	—	(0.3)
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,693.5)	(195.5)	—	—	(166.2)	—	130.8	—	—	(1,924.4)	—
GMWB/GMAB/GMWBL(2)	(901.0)	(512.9)	—	—	(151.2)	—	0.7	—	—	(1,564.4)	—
Other derivatives, net	57.0	31.6	—	22.7	—	—	(80.1)	—	—	31.2	(25.8)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	—	1.8	—	—	—	—	—	1.8	—
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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the years ended December 31, 2015 and 2014, the transfers in and out of Level 3 for fixed maturities and equity securities, were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

Quantitative information about the significant unobservable inputs used in the Company's Level 3 fair value measurements of its guaranteed benefit derivatives is presented in the following sections and table.

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

Following is a description of selected inputs:

Equity/Interest Rate Volatility: A term-structure model is used to approximate implied volatility for the equity indices and swap rates for GMAB, GMWB and GMWBL fair value measurements. Where no implied volatility is readily available in the market, an alternative approach is applied based on historical volatility.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2015:

Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA
Long-term equity implied volatility	15% to 25%		15% to 25%		—
Interest rate implied volatility	0.1% to 18%		0.1% to 18%		—
Correlations between:
Equity Funds	48% to 98%		48% to 98%		—
Equity and Fixed Income Funds	-38% to 62%		-38% to 62%		—
Interest Rates and Equity Funds	-32% to 16%		-32% to 16%		—
Nonperformance risk	0.23% to 1.3%		0.23% to 1.3%		0.23% to 1.3%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—
Partial Withdrawals	0% to 10%		0% to 10%		0% to 10%
Lapses	0.08% to 22%	(3)(4)	0.08% to 25%	(3)(4)	0% to 60%	(3)
Mortality	—	(5)	—	(5)	—	(5)

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 36% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, the Company assumes that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money". The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of December 31, 2015 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money		Total	Average Expected Delay (Years)**
< 60	$2.2	$—	*	$2.2	9.0
60-69	6.1	—	*	6.1	4.2
70+	5.4	—	*	5.4	2.4
	$13.7	$—	*	$13.7	5.0
*Less than $0.1.
** For population expected to withdraw in future. Excludes policies taking systematic withdraws and 15% of policies the Company assumes will never withdraw.

(3)
Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period.

(4) The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of December 31, 2015 (account value amounts are in $ billions).

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value		Lapse Range
During Surrender Charge Period
	In the Money**	$—	*	0.08% to 7.2%	$4.9		0.08% to 5.6%
	Out of the Money	—	*	0.41% to 7.9%	—	*	0.36% to 5.9%

After Surrender Charge Period
	In the Money**	$—	*	2.5% to 22.5%	$8.8		1.4% to 20.7%
	Out of the Money	—	*	11.9% to 24.8%	0.6		5.0% to 21.7%
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

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

•	Generally, an increase (decrease) in benefit utilization will decrease (increase) lapses for GMWB and GMWBL.

Other Financial Instruments

The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$23,678.2	$23,678.2	$23,277.0	$23,277.0
Equity securities, available-for-sale	19.2	19.2	6.7	6.7
Mortgage loans on real estate	3,310.9	3,429.8	2,854.4	2,989.1
Policy loans	79.8	79.8	87.4	87.4
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	1,948.6	1,948.6	1,279.3	1,279.3
Derivatives	799.4	799.4	891.4	891.4
Other investments	48.6	48.6	49.4	49.4
Deposits from affiliates	155.3	156.3	806.7	848.3
Embedded derivative on reinsurance	(15.6)	(15.6)	9.6	9.6
Assets held in separate accounts	33,355.5	33,355.5	38,547.7	38,547.7
Liabilities:
Investment contract liabilities:
Deferred annuities(1)	19,274.7	19,367.9	19,054.6	19,122.0
Funding agreements with fixed maturities and guaranteed investment contracts	1,105.7	1,083.1	1,114.8	1,091.5
Supplementary contracts, immediate annuities and other	1,766.5	1,955.3	1,296.7	1,404.5
Derivatives:
Guaranteed benefit derivatives:
FIA	1,779.1	1,779.1	1,924.4	1,924.4
GMAB/GMWB/GMWBL	1,849.0	1,849.0	1,564.4	1,564.4
Other derivatives	204.6	204.6	340.6	340.6
Long-term debt	435.0	524.7	435.0	545.6
Embedded derivative on reinsurance	10.2	10.2	211.0	211.0
(1) Certain amounts included in Deferred annuities are also reflected within the Guaranteed benefit derivatives section of the table above.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC	VOBA	Total
Balance at January 1, 2013	$2,968.2	$28.4	$2,996.6
Deferrals of commissions and expenses	99.7	—	99.7
Amortization:
Amortization(2)	(1,681.3)	12.5	(1,668.8)
Interest accrued(1)	143.1	3.3	146.4
Net amortization included in the Statements of Operations	(1,538.2)	15.8	(1,522.4)
Change in unrealized capital gains/losses on available-for-sale securities	742.0	14.4	756.4
Balance as of December 31, 2013	2,271.7	58.6	2,330.3
Deferrals of commissions and expenses	118.2	—	118.2
Amortization:
Amortization	24.4	(12.2)	12.2
Interest accrued(1)	100.5	3.3	103.8
Net amortization included in the Statements of Operations	124.9	(8.9)	116.0
Change in unrealized capital gains/losses on available-for-sale securities	(301.9)	(10.6)	(312.5)
Balance as of December 31, 2014	2,212.9	39.1	2,252.0
Deferrals of commissions and expenses	115.3	—	115.3
Amortization:
Amortization(2)	(688.2)	(17.2)	(705.4)
Interest accrued(1)	35.8	2.6	38.4
Net amortization included in the Statements of Operations	(652.4)	(14.6)	(667.0)
Change in unrealized capital gains/losses on available-for-sale securities	424.4	20.1	444.5
Balance as of December 31, 2015	$2,100.2	$44.6	$2,144.8
(1) Interest accrued at the following rates for VOBA: 2.2% to 5.8% during 2015, 2.0% to 5.8% during 2014 and 1.0% to 6.0% during 2013.
(2) Includes loss recognition for DAC and VOBA of $275.7 and $1.2, respectively, during 2015 and loss recognition for DAC and VOBA of $305.0 and $1.0, respectively, during 2013. There was no loss recognition for DAC and VOBA during 2014.

The estimated amount of VOBA amortization expense, net of interest, for the next five years is presented in the following table. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results and/or changes in best estimates of future results.

Year	Amount
2016	$8.4
2017	7.5
2018	6.4
2019	6.4
2020	6.4

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

6.    Sales Inducements

During the years ended December 31, 2015, 2014 and 2013, the Company capitalized $22.0, $28.4 and $27.4, respectively, of Sales inducements to contract owners. During the years ended December 31, 2015, 2014 and 2013, the Company amortized $(109.8), $(19.3) and $(472.0), respectively, of Sales inducements to contract owners. The unamortized balance of capitalized Sales inducements to contract owners was $431.6 and $431.3 as of December 31, 2015 and 2014, respectively. Loss recognition related to Sales inducements to contract owners for the years ended December 31, 2015 and 2013 was $65.1 and $44.8, respectively. The Company had no loss recognition related to Sales inducements to contract owners for the year ended December 31, 2014.

7.    Guaranteed Benefit Features

While the Company stopped actively writing new retail variable annuity products with substantial guarantee features in early 2010, its currently-sold retail variable annuity contracts with separate account options guarantee the contract owner a return of no less than (i) total deposits made to the contract less any partial withdrawals, (ii) total deposits made to the contract less any partial withdrawals plus a minimum return, or (iii) the highest contract value on a specified date minus any withdrawals. These guarantees include benefits that are payable in the event of death, annuitization or at specified dates.

The Company also has certain indexed annuity products which contain guaranteed withdrawal benefit provisions. This provision guarantees an annual withdrawal amount for life that is calculated as a percentage of the benefit base, which equals premium paid at the time of product issue, and can increase by a rollup percentage (mainly 7%, 6% or a percentage linked to index credits earned, depending on versions of the benefit) or annual ratchet. The percentage used to determine the guaranteed annual withdrawal amount may vary by age at first withdrawal and depends on whether the benefit is for a single life or joint lives.

The Company’s major source of income from guaranteed benefit features is the base contract mortality, expense, and guaranteed death and living benefit rider fees charged to the contract owner, less the costs of administering the product and providing for the guaranteed death and living benefits.

The Company's closed block of variable annuity contracts offer one or more of the following guaranteed death and living benefits:

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

The following assumptions and methodology were used to determine the guaranteed reserves for closed block of variable annuity contracts as of December 31, 2015 and 2014:

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

GMIB: The overall blended mean is 8.1% based on a single fund group.

GMAB / GMWB / GMWBL: Zero rate curve.

Volatility	GMDB: 15.1% for 2015 and 15.8% for 2014.

GMIB: 15.1% for 2015 and 15.8% for 2014.

GMAB / GMWB / GMWBL: Implied volatilities through the first 5 years and then a blend of implied and historical thereafter.

Mortality
Depending on the type of benefit and gender, the Company uses the 2012 Individual Annuity Mortality Basic table with mortality improvement as of December 31, 2015 and the Annuity 2000 Basic table with mortality improvement as of December 31, 2014, further adjusted for company experience.

Lapse rates	Vary by contract type, share class, time remaining in the surrender charge period and in-the-moneyness.

Discount rates	GMDB / GMIB: 5.5% for 2015 and 2014.

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

The liabilities for variable annuity contracts containing guaranteed minimum death and living benefits are recorded in separate account liabilities as follows as of December 31, 2015 and 2014. The separate account liabilities may include more than one type of guarantee. These liabilities are subject to the requirements for additional reserve liabilities under ASC Topic 944, which are recorded on the Balance Sheets in Future policy benefits and contract owner account balances. The paid and incurred amounts were as follows for the years ended December 31, 2015, 2014 and 2013:

	GMDB(1)	GMAB/GMWB	GMIB(2)	GMWBL(3)
Separate account liability at December 31, 2015	$33,321.3	$593.5	$11,338.1	$13,811.4

Separate account liability at December 31, 2014	$38,547.7	$728.9	$13,618.4	$15,444.4

Additional liability balance:
Balance at January 1, 2013	$488.0	$76.0	$—	$1,511.8
Incurred guaranteed benefits	(59.8)	(46.8)	—	(1,097.8)
Paid guaranteed benefits	(89.2)	(0.5)	—	—
Balance at December 31, 2013	339.0	28.7	—	414.0
Incurred guaranteed benefits	108.6	4.8	—	631.5
Paid guaranteed benefits	(73.3)	(0.7)	—	—
Balance at December 31, 2014	374.3	32.8	—	1,045.5
Incurred guaranteed benefits	231.4	(3.1)	—	200.5
Paid guaranteed benefits	(88.5)	(0.6)	—	—
Balance at December 31, 2015	$517.2	$29.1	$—	$1,246.0
(1)The additional liability balances as of December 31, 2015, 2014, 2013 and as of January 1, 2013 are presented net of reinsurance of $32.8, $30.8, $33.2 and $143.1, respectively.
(2)The additional liability balances as of December 31, 2015, 2014, 2013 and as of January 1, 2013 are presented net of reinsurance of $1.4 billion, $1.1 billion, $1.1 billion and $1.2 billion, respectively.
(3)The additional liability balances as of December 31, 2015, 2014, 2013 and as of January 1, 2013 are presented net of reinsurance of $573.9, $486.1, $458.3 and $416.3, respectively.

The Company also calculates additional liabilities for FIA contracts with guaranteed withdrawal benefits. The additional liability represents the expected value of these benefits in excess of the projected account balance, and is accreted based on assessments over the accumulation period of the contract. The additional liability for FIA guaranteed withdrawal benefits was $91.0 and $19.7, as of December 31, 2015 and 2014, respectively. The additional liability is recorded in Future policy benefits and contract owner account balances on the Balance Sheets.

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

	In the Event of Death	At Annuitization, Maturity, or Withdrawal
	GMDB	GMAB/GMWB	GMIB	GMWBL
December 31, 2015
Separate account value	$33,321.3	$593.5	$11,338.1	$13,811.4
Net amount at risk, net of reinsurance	$6,073.6	$17.2	$—	$—
Weighted average attained age	70	72	—	—

December 31, 2014
Separate account value	$38,547.7	$728.9	$13,618.4	$15,444.4
Net amount at risk, net of reinsurance	$4,982.0	$15.4	$—	$—
Weighted average attained age	70	72	—	—

The aggregate fair value of equity securities, including mutual funds, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2015 and 2014 was $33.3 billion and $38.5 billion, respectively.

8.    Reinsurance

The Company has reinsurance treaties with 14 unaffiliated reinsurers covering a portion of the mortality risks and guaranteed death and living benefits under its life and annuity contracts. The Company, as cedant, also has reinsurance treaties with two affiliates, SLD and SLDI, related to GICs, fixed annuities, variable annuities and universal life insurance policies. In addition, the Company assumed reinsurance risk under reinsurance treaties with its affiliates, ReliaStar Life Insurance Company ("RLI") and SLD related to certain life insurance policies and employee benefit group annual term policies. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements. Furthermore, the Company has an agreement with SLD which is accounted for using the deposit method. For additional information regarding these transactions with affiliates, see the Related Party Transactions Note for further detail.

Deposits and reinsurance recoverable was comprised of the following as of the dates indicated:

	December 31,
	2015	2014
Claims recoverable	$10.3	$8.7
Reserves ceded (1)	5,085.5	3,748.0
Deposits (1)	155.3	806.7
Reinsurance receivable, net (1)	386.7	396.3
Other	8.1	9.3
Total	$5,645.9	$4,969.0
(1) Includes amounts with affiliates - refer to the Related Party Transactions Note for further detail.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the effect of reinsurance on Premiums for the periods indicated:

	December 31,
	2015	2014	2013
Premiums:
Direct premiums	$482.7	$634.2	$95.2
Reinsurance assumed (1)	428.5	407.7	454.9
Reinsurance ceded (1)	(405.4)	(504.1)	(113.8)
Net premiums	$505.8	$537.8	$436.3
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

During the year ended December 31, 2015, the Company declared an ordinary dividend to its Parent in the amount of $394.0, which was paid to its Parent on May 20, 2015. During the year ended December 31, 2014, the Company paid an ordinary dividend in the amount of $216.0 to its Parent.

During the year ended December 31, 2015, the Company declared an extraordinary distribution in the amount of $98.0, subject to receipt of approval by the Iowa Insurance Division. The Iowa Insurance Division provided its approval on June 25, 2015, and the Company paid the extraordinary distribution to its Parent on June 26, 2015.

During the years ended December 31, 2015, and 2014, the Company did not receive any capital contributions from its Parent.

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

Statutory net income (loss) was $553.3, $335.6 and $(55.8), for the years ended December 31, 2015, 2014 and 2013, respectively. Statutory capital and surplus was $2.1 billion as of December 31, 2015 and 2014.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

10.     Accumulated Other Comprehensive Income (Loss)

Shareholder's equity included the following components of AOCI as of the dates indicated:

	December 31,
	2015	2014	2013
Fixed maturities, net of OTTI	$406.8	$1,388.5	$827.5
Equity securities, available-for-sale	3.8	3.6	2.3
Derivatives	11.8	7.6	0.4
DAC/VOBA and Sales inducements adjustments on available-for-sale securities	(181.3)	(714.0)	(341.5)
Other	(35.9)	(35.5)	(35.3)
Unrealized capital gains (losses), before tax	205.2	650.2	453.4
Deferred income tax asset (liability)	113.7	(42.0)	26.9
Unrealized capital gains (losses), after tax	318.9	608.2	480.3
Pension and other postretirement benefits liability, net of tax	0.7	0.8	0.9
AOCI	$319.6	$609.0	$481.2

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Statements of Operations, were as follows for the periods indicated:

	Year Ended December 31, 2015
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,025.8)		$359.0	$(666.8)
Equity securities	0.2		(0.1)	0.1
Other	(0.4)		0.1	(0.3)
OTTI	6.6		(2.3)	4.3
Adjustments for amounts recognized in Net realized capital gains (losses) in the Statements of Operations	37.5		(13.1)	24.4
DAC/VOBA and Sales inducements	532.7	(1)	(186.4)	346.3
Change in unrealized gains/losses on available-for-sale securities	(449.2)		157.2	(292.0)

Derivatives:
Derivatives	4.2	(2)	(1.5)	2.7
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Statements of Operations	—		—	—
Change in unrealized gains/losses on derivatives	4.2		(1.5)	2.7

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Statements of Operations	(0.2)	(3)	0.1	(0.1)
Change in pension and other postretirement benefits liability	(0.2)		0.1	(0.1)
Change in Other comprehensive income (loss)	$(445.2)		$155.8	$(289.4)
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
* Less than $0.1.
(1) See Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Financial Statements for additional information.
(2) See Derivative Financial Instruments Note to these Financial Statements for additional information.
(3) See Benefit Plans Note to these Financial Statements for amounts reported in Net Periodic (Benefit) Costs.

11.    Income Taxes

Income tax expense (benefit) consisted of the following for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Current tax expense (benefit):
Federal	$(68.5)	$69.9	$187.4
Total current tax expense (benefit)	(68.5)	69.9	187.4
Deferred tax expense (benefit):
Federal	14.6	27.4	(1.9)
Total deferred tax expense (benefit)	14.6	27.4	(1.9)
Total income tax expense (benefit)	$(53.9)	$97.3	$185.5

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Income taxes were different from the amount computed by applying the federal income tax rate to Income (loss) before income taxes for the following reasons for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Income (loss) before income taxes	$(79.0)	$72.4	$168.6
Tax rate	35.0%	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	(27.7)	25.3	59.0
Tax effect of:
Dividends received deduction	(76.3)	(58.6)	(84.0)
Valuation allowance	47.7	125.8	203.6
Audit settlements	—	2.8	—
Tax credits	2.3	2.0	(0.4)
Prior year tax	—	—	7.2
Non-deductible expense (benefit)	0.1	0.2	—
Other	—	(0.2)	0.1
Income tax expense (benefit)	$(53.9)	$97.3	$185.5
Effective tax rate	68.2%	134.4%	110.0%

Temporary Differences

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of the dates indicated, are presented below.

	Year Ended December 31,
	2015	2014
Deferred tax assets
Insurance reserves	$759.0	$774.9
Investments	867.9	997.7
Compensation and benefits	21.7	48.1
Other assets	21.6	24.2
Total gross assets before valuation allowance	1,670.2	1,844.9
Less: Valuation allowance	597.4	549.7
Assets, net of valuation allowance	1,072.8	1,295.2

Deferred tax liabilities
Deferred policy acquisition costs	(842.7)	(862.6)
Net unrealized investment (gains) losses	(135.3)	(477.5)
Total gross liabilities	(978.0)	(1,340.1)
Net deferred income tax asset (liability)	$94.8	$(44.9)

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of December 31, 2015 and 2014, the Company had total valuation allowances of $597.4 and $549.7, respectively. As of December 31, 2015 and 2014, $783.1 and $735.4, respectively, of these valuation allowances were allocated to continuing operations, and $(185.7) of these valuation allowances were allocated to Other comprehensive income (loss) related to realized and unrealized capital losses.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the years ended December 31, 2015, 2014 and 2013, the increases in the valuation allowance were $47.7, $125.8 and $203.6, respectively, all of which were allocated to continuing operations.

Tax Sharing Agreement

The Company had a payable to Voya Financial, Inc. of $27.6 as of December 31, 2015 and a payable to Voya Financial, Inc. of $2.1 as of December 31, 2014, for federal income taxes under the intercompany tax sharing agreement.

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

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits for the periods indicated are as follows:

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of period	$5.5	$2.7	$2.7
Additions for tax positions related to prior years	—	2.8	—
Balance at end of period	$5.5	$5.5	$2.7

The Company had $5.5, $5.5 and $2.7, respectively, of unrecognized tax benefits as of December 31, 2015, 2014 and 2013, which would affect the Company's effective tax rate if recognized.

Interest and Penalties

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in current income taxes and income tax expense on the Balance Sheets and Statement of Operations, respectively. The Company had no accrued interest as of December 31, 2015 and 2014.

Tax Regulatory Matters

During April 2015, the Internal Revenue Service ("IRS") completed its examination of Voya Financial, Inc.'s consolidated return (including the Company) through tax year 2013. The 2013 audit settlement did not have a material impact on the Company. Voya Financial, Inc. (including the Company) is currently under audit by the IRS, and it is expected that the examination of tax year 2014 will be finalized within the next twelve months. Voya Financial, Inc. (including the Company) and the IRS have agreed to participate in the Compliance Assurance Process for the tax years 2014 through 2016.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

12.    Benefit Plans

Defined Benefit Plan

Voya Services Company sponsors the Voya Retirement Plan (the "Retirement Plan"). Substantially all employees of Voya Services Company and its affiliates (excluding certain employees) are eligible to participate, including the Company's employees.

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

The costs allocated to the Company for its employees' participation in the Retirement Plan were $1.7, $2.1 and $2.3, for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in Operating expenses in the Statements of Operations.

Defined Contribution Plan

Voya Services Company sponsors the Voya Savings Plan and ESOP (the "Savings Plan"). Substantially all employees of Voya Services Company and its affiliates (excluding certain employees) are eligible to participate, including the Company's employees other than Company agents. The Savings Plan is a tax qualified defined contribution and stock bonus plan, which includes an employee stock ownership plan component. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pretax basis. Voya Services Company matches such pre-tax contributions, up to a maximum of 6.0% of eligible compensation, subject to IRS limits. Matching contributions are subject to a 4-year graded vesting schedule. Contributions made to the Savings Plan are subject to certain limits imposed by applicable law. The cost allocated to the Company for the Savings Plan were $3.0, $3.3 and $3.6, for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in Operating expenses in the Statements of Operations.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Obligations and Funded Status

The following table summarizes the benefit obligations for the SERPs as of December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Change in benefit obligation:
Benefit obligation, January 1	$23.5	$19.9
Interest cost	1.0	1.0
Benefits paid	(1.7)	(1.3)
Actuarial (gains) losses on obligation	(1.2)	3.9
Benefit obligation, December 31	$21.6	$23.5

Amounts recognized on the Balance Sheets in Other liabilities and in AOCI were as follows as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Accrued benefit cost	$(21.6)	$(23.5)
Accumulated other comprehensive income (loss):
Prior service cost (credit)	(0.1)	(0.2)
Net amount recognized	$(21.7)	$(23.7)

Assumptions

The weighted-average assumptions used in the measurement of the December 31, 2015 and 2014, benefit obligation for the SERPs were as follows:

	December 31,
	2015	2014
Discount rate	4.81%	4.36%
Rate of compensation increase	4.00%	4.00%

In determining the discount rate assumption, the Company utilizes current market information provided by its plan actuaries, including a discounted cash flow analysis of the Company's pension obligation and general movements in the current market environment. The discount rate modeling process involves selecting a portfolio of high quality, noncallable bonds that will match the cash flows of the SERP. Based upon all available information, it was determined that 4.81% was the appropriate discount rate as of December 31, 2015, to calculate the Company's accrued benefit liability.

The weighted-average assumptions used in calculating the net pension cost were as follows:

	2015	2014	2013
Discount rate	4.36%	4.95%	4.05%
Rate of compensation increase	4.00%	4.00%	4.00%

Since the benefit plans of the Company are unfunded, an assumption for return on plan assets is not required.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net Periodic Benefit Costs

Net periodic benefit costs for the SERPs were as follows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Interest cost	$1.0	$1.0	$0.9
Amortization of prior service cost (credit)	—	—	—
Net (gain) loss recognition	(1.2)	3.9	(4.6)
Net periodic (benefit) cost	$(0.2)	$4.9	$(3.7)

Cash Flows

In 2016, the Company is expected to contribute $1.1 to the SERPs. Future expected benefit payments related to the SERPs for the years ended December 31, 2016 through 2020, and thereafter through 2025, are estimated to be $1.1, $1.1, $1.2, $1.2, $1.2 and $6.7, respectively.

Share Based Compensation Plans

Certain employees of the Company participate in the 2013 and 2014 Omnibus Employee Incentive Plans ("the Omnibus Plans") sponsored by Voya Financial, Inc., with respect to awards granted in 2013 through 2015. Certain employees also participate in various ING Group share-based compensation plans with respect to awards granted prior to 2013. Upon closing of the IPO, certain awards granted by ING Group that, upon vesting, would have been issuable in the form of American Depository Receipts ("ADRs") of ING Group were converted into performance shares or restricted stock units ("RSUs") under the Omnibus Plans, that upon vesting, will be issuable in Voya Financial, Inc. common stock.

The Company was allocated compensation expense from Voya Financial, Inc. and ING Group of $12.0, $14.4 and $9.7, for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company recognized tax benefits of $5.6, $5.1 and $1.2 in December 31, 2015, 2014 and 2013, respectively. Excess tax benefits are recognized in Additional paid-in capital and are accounted for in a single pool available to all share-based compensation awards. Excess tax benefits in Additional paid-in capital are not recognized until the benefits result in a reduction in taxes payable. The Company uses tax law ordering when determining when excess tax benefits have been realized.

Other Benefit Plans

In addition to providing retirement plan benefits, the Company, in conjunction with Voya Services Company, provides certain supplemental retirement benefits to eligible employees and health care and life insurance benefits to retired employees and other eligible dependents. The supplemental retirement plan includes a non-qualified defined benefit pension plan and a non-qualified defined contribution plan, which means all benefits are payable from the general assets of the Company. The postretirement health care plan is contributory, with retiree contribution levels adjusted annually and the Company subsidizes a portion of the monthly per-participant premium. Beginning August 1, 2009, the Company moved from self-insuring its supplemental health care costs and began to use a private-fee-for-service Medicare Advantage program for post-Medicare eligible retired participants. In addition, effective October 1, 2009, the Company no longer subsidizes medical premium costs for early retirees. This change does not impact any participant currently retired and receiving coverage under the plan or any employee who is eligible for coverage under the plan and whose employment ended before October 1, 2009. The Company continues to offer access to medical coverage until retirees become eligible for Medicare. The life insurance plan provides a flat amount of noncontributory coverage and optional contributory coverage. The Voya Financial, Inc. Deferred Compensation Savings Plan is a non-qualified deferred compensation plan that includes a 401(k) excess component. The benefits charges allocated to the Company related to all of these plans for the years ended December 31, 2015, 2014 and 2013, were $3.5, $3.6 and $3.8, respectively.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

13.    Commitments and Contingencies

Leases

The Company leases its office space and certain equipment under operating leases, the longest term of which expires in 2017.

For the years ended December 31, 2015, 2014 and 2013, rent expense for leases was $5.4, $7.1 and $6.8, respectively. The future net minimum payments under non-cancellable leases for the years ended December 31, 2016 and 2017 are estimated to be $7.0 and $5.3, respectively, and none thereafter, totaling $12.3. Lease expenses not paid directly by the Company were paid for by an affiliate and allocated to the Company.

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

As of December 31, 2015 and 2014, the Company had off-balance sheet commitments to acquire mortgage loans of $323.6 and $156.6, respectively, and purchase limited partnerships and private placement investments of $285.9 and $57.5, respectively.

Federal Home Loan Bank Funding

The Company is a member of the FHLB of Des Moines and is required to maintain collateral to back funding agreements issued to the FHLB. As of December 31, 2015 and 2014, the Company had $950.4 and $950.1, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB. These non-putable funding agreements are included in Future policy benefits and contract owner account balances on the Balance Sheets. As of December 31, 2015 and 2014, assets with a market value of $1.1 billion collateralized the funding agreements to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Balance Sheets.

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

	December 31,
	2015	2014
Fixed maturity collateral pledged to FHLB	$1,096.0	$1,119.8
FHLB restricted stock(1)	48.0	48.0
Other fixed maturities-state deposits	11.5	11.4
Securities pledged(2)	672.4	626.8
Total restricted assets	$1,827.9	$1,806.0
(1) Reported in Other investments on the Balance Sheets.
(2) Includes the fair value of loaned securities of $147.9 and $121.2 as of December 31, 2015 and 2014, respectively. In addition, as of December 31, 2015 and 2014, the Company delivered securities as collateral of $524.5 and $505.6, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2015, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, is not material to the Company.

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

14.     Related Party Transactions

Operating Agreements

The Company has certain agreements whereby it generates revenues and incurs expenses with affiliated entities. The agreements are as follows:

•
Underwriting and distribution agreement with Directed Services LLC ("DSL") (successor by merger to Directed Services, Inc.), an affiliated broker-dealer, whereby DSL serves as the principal underwriter for variable insurance products issued

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

by the Company. DSL is authorized to enter into agreements with broker-dealers to distribute the Company's variable products and appoint representatives of the broker-dealers as agents. For the years ended December 31, 2015, 2014 and 2013, commissions were incurred in the amounts of $198.3, $217.0 and $218.4, respectively.

•
Asset management agreement with Voya Investment Management LLC ("VIM"), an affiliate, in which VIM provides asset management, administration and accounting services for VIAC's general account. The Company records a fee, which is paid quarterly, based on the value of the assets under management. For the years ended December 31, 2015, 2014 and 2013, expenses were incurred in the amounts of $52.8, $48.1 and $50.0, respectively.

•
Intercompany agreement with DSL pursuant to which DSL agreed, effective January 1, 2010, to pay the Company, on a monthly basis, a portion of the revenues DSL earns as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company's variable insurance products. For the years ended December 31, 2015, 2014 and 2013, revenue under the DSL intercompany agreement was $115.5, $139.9 and $147.4, respectively.

•
Intercompany agreement with VIM pursuant to which VIM agreed, effective January 1, 2010, to pay the Company, on a monthly basis, a portion of the revenues VIM earns as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company's variable insurance products. For the years ended December 31, 2015, 2014 and 2013, revenue under the VIM intercompany agreement was $44.3, $41.8 and $34.7, respectively.

•
Services agreements with Voya Services Company dated September 1, 2000 and January 1, 2001, respectively, for administrative, management, financial, information technology and finance and treasury services. For the years ended December 31, 2015, 2014 and 2013, expenses were incurred in the amounts of $135.2, $106.9 and $101.9, respectively. Effective October 1, 2010, the services agreement with Voya Services Company dated January 1, 2001, was amended in order for the Company to provide Voya Services Company with use of the corporate office facility at 5780 Powers Ferry Road, N.W., Atlanta, GA (the "Atlanta Office") in exchange for Voya Services Company's payment of the Company's direct and indirect costs for the Atlanta Office.

•
Services agreement between the Company and its U.S. insurance company affiliates and other affiliates dated January 1, 2001, amended effective January 1, 2002, December 31, 2007 and October 1, 2008, for administrative, management, professional, advisory, consulting and other services. For the years ended December 31, 2015, 2014 and 2013, expenses related to the agreements were incurred in the amount of $15.0, $13.2 and $12.1, respectively.

•
Administrative Services Agreement between the Company, ReliaStar Life Insurance Company of New York ("RLNY"), an affiliate and other U.S. insurance company affiliates dated March 1, 2003, amended effective August 1, 2004, in which the Company and affiliates provide services to RLNY. For the years ended December 31, 2015, 2014 and 2013, revenue related to the agreement was $2.2, $2.3 and $2.2, respectively.

•
Variable annuity and fixed insurance products issued by the Company are sold by Voya Financial Advisors, Inc. ("VFA"), an affiliate of the Company.  For the years ended December 31, 2015, 2014 and 2013 commission expenses incurred by the Company were $10.6, $10.9 and $10.5, respectively.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Reinsurance Agreements

Reinsurance Ceded

As of December 31, 2015 and 2014, total reserves ceded to affiliates were $5,019.9 and $3,684.4, respectively. For the years ended December 31, 2015, 2014 and 2013, premiums ceded to affiliates were $404.5, $502.5 and $112.2, respectively.

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

As of December 31, 2015 and 2014, the value of the funds withheld liability under this agreement was $170.6 and $180.4, respectively, which is included in Funds held under reinsurance treaties with affiliates on the Balance Sheets. In addition, as of December 31, 2015 and 2014, the Company had an embedded derivative under this agreement with a value of $(5.6) and $3.6, respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Balance Sheets. As of December 31, 2015 and 2014, reserves ceded by the Company under this agreement were $203.6 and $216.7, respectively.

Guaranteed Living Benefit - Coinsurance and Coinsurance Funds Withheld

Effective June 30, 2008, the Company entered into an automatic reinsurance agreement with an affiliate, SLDI, covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts issued by the Company on or after January 1, 2000.

Also effective June 30, 2008, the Company entered into a services agreement with SLDI, under which the Company provides certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement. For the years ended December 31, 2015, 2014 and 2013, revenue related to the agreement was $10.9, $12.3, and $12.3, respectively.

Effective July 1, 2009, the reinsurance agreement was amended and restated to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to the Company and the Company deposited those assets into a funds withheld trust account.  As of December 31, 2015 and 2014, the assets on deposit in the trust account were $6.6 billion and $5.5 billion, respectively. The Company also established a corresponding funds withheld liability to SLDI, which is included in Funds held under reinsurance treaties with affiliates on the Balance Sheets. Funds held under reinsurance treaties with affiliates had a balance of $6.6 billion as of December 31, 2015 and $5.3 billion as of December 31, 2014. In addition, as of December 31, 2015 and 2014, the Company had an embedded derivative with a value of $15.8 and $207.4, respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Balance Sheets.

Also effective July 1, 2009, the Company and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account. SLDI has retained its affiliate, VIM, as sub-advisor for the funds withheld account.

Effective October 1, 2011, the Company and SLDI entered into an amended and restated automatic reinsurance agreement in order to provide more flexibility to the Company and SLDI with respect to the collateralization of the reserves related to the variable annuity guaranteed living benefits reinsured under the agreement. As of December 31, 2015 and 2014, reserves ceded by the Company under this agreement were $4.8 billion and $3.4 billion, respectively. In addition, a deferred loss in the amount of $283.3 and $308.1 as of December 31, 2015 and 2014, respectively, is included in Other assets on the Balance Sheets and is amortized over the period of benefit in Other expense in the Statement of Operations.

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

The coinsurance agreement was accounted for using the deposit method. As such, $2.7 billion of Deposit receivable from affiliate was established on the Balance Sheets. As of December 31, 2014, the deposit receivable was $653.2. On September 25, 2015, the Company recaptured, via a commutation agreement, the multi-year guaranteed fixed annuity contracts ceded under the coinsurance agreement. Under the terms of the agreement, which was effective July 1, 2015, the Company received net assets in the amount of $618.7 in satisfaction of the deposit receivable balance and recognized a pre-tax loss of $4.2 in 2015. The Company incurred amortization expense of the negative ceding commission of $3.2, $6.6 and $4.8, for the years ended December 31, 2015, 2014 and 2013, respectively, which is recorded in Other expense in the Statements of Operations.

Universal Life - Coinsurance

Effective January 1, 2000, the Company entered into a 100% coinsurance agreement with its affiliate, SLD, covering certain universal life policies which had been issued and in force as of, as well as any such policies issued after, the effective date of the agreement. As of December 31, 2015 and 2014, reserves ceded by the Company under this agreement were $20.6 and $20.0, respectively.

Guaranteed Investment Contract - Coinsurance

Effective August 20, 1999, the Company entered into a Facultative Coinsurance Agreement with its affiliate, SLD. Under the terms of the agreement, the Company facultatively cedes, from time to time, certain GICs to SLD on a 100% coinsurance basis. The Company utilizes this reinsurance facility primarily for diversification and asset-liability management purposes in connection with this business. The coinsurance agreement is accounted for using the deposit method. As of December 31, 2015 and 2014, the deposit receivable was $155.3 and $153.5, respectively.

Reinsurance Assumed

As of December 31, 2015 and 2014, total reserves assumed from affiliates were $438.7 and $439.1, respectively. For the years ended December 31, 2015, 2014 and 2013, premiums assumed from affiliates were $428.5, $407.7 and $454.9, respectively.

Level Premium Term Life Insurance - Stop-loss

Effective January 1, 2012, the Company entered into a stop-loss agreement with RLI, which was amended and restated April 1, 2012, under which the Company agreed to indemnify RLI, and RLI agreed to reinsure with the Company, the aggregate mortality risk under the combined blocks of level premium term life insurance policies issued by RLI between January 1, 2009 and December 31, 2009 and also between January 1, 2012 and December 31, 2012. This coverage included certain level premium term life insurance policies assumed by RLI from RLNY under an Automatic Coinsurance Agreement effective March 1, 2008. Under the terms of the agreement, the Company will make benefit payments to RLI equal to the amount of claims in excess of the attachment point (equal to a percentage of net reinsurance premium) up to the maximum fully covered benefit. The stop-loss agreement is

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

accounted for using the deposit method. A fee receivable from affiliate of $0.4 as of December 31, 2015 and 2014 is included in Other liabilities on the Balance Sheets. The fee is accrued and subsequently settled in cash each quarterly accounting period.

Effective July 1, 2012, the Company entered into a stop-loss agreement with its affiliate, SLD, under which the Company agrees to indemnify SLD, and SLD agrees to reinsure with the Company, aggregate mortality risk under certain level premium term life insurance policies assumed by SLD from RLI and written by either RLI or RLNY with issue dates between January 1, 2007 and March 31, 2008 and between January 1, 2010 and December 31, 2010. Under the terms of the agreement, the Company will make benefit payments to SLD equal to the amount of claims in excess of the attachment point (equal to a percentage of net reinsurance premium) up to the maximum fully covered benefit. The stop-loss agreement was accounted for using the deposit method and, effective October 1, 2014, the agreement was terminated.

Group Annual Term - Coinsurance Funds Withheld

Effective December 31, 2008, the Company entered into a coinsurance funds withheld agreement with RLI for an indefinite duration. Under the terms of the agreement, the Company assumed 100% quota share of RLI's net retained liability under certain Employee Benefits Group Annual Term policies, including disability waiver of premium.

The initial premium of $219.9 was equal to the aggregate reserve assumed by the Company. Thereafter, premiums are equal to the total earned gross premiums collected by RLI from policyholders. RLI will retain all reinsurance premiums payable to the Company as funds withheld, as security for ceded liabilities and against which ceded losses will be offset. Monthly, the Company will receive or pay a net settlement. This agreement was amended and restated October 1, 2010 to better reflect the current investment environment and to modify the treatment of claims under certain policies under which claims are not paid in the form of a single lump sum; the underlying terms described above remained unchanged. (Please see also description of "Waiver of Premium Coinsurance Funds Withheld" agreement between the Company and SLDI under "Reinsurance Ceded" above). As of December 31, 2015 and 2014, reserves assumed by the Company under this agreement were $438.7 and $439.1, respectively.

As of December 31, 2015 and 2014, the value of the funds withheld by ceding companies under this agreement was $464.8 and $467.3, respectively, which is included in Deposit and reinsurance recoverable on the Balance Sheets. In addition, as of December 31, 2015 and 2014, the Company had an embedded derivative under this agreement with a value of $(15.6) and $9.6, respectively.

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with Voya Financial, Inc., an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in January 2004, and based upon its renewal on January 14, 2014, expires on January 14, 2024, either party can borrow from the other up to 3.0% of the Company's statutory net admitted assets, excluding Separate Accounts, as of the preceding December 31. For the years ended December 31, 2015 and 2014, interest on any borrowing by either the Company or Voya Financial, Inc. was charged at a rate based on the prevailing market rate for similar third-party borrowings or securities. During the year ended December 31, 2013, interest on any Company borrowing was charged at the rate of Voya Financial, Inc.'s cost of funds for the interest period, plus 0.15%. During the year ended December 31, 2013, interest on any Voya Financial, Inc. borrowing was charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration.

Under this agreement, the Company incurred minimal interest expense for the year ended December 31, 2015. The Company did not incur interest expense for the years ended December 31, 2014 and 2013. The Company earned interest income of $0.7, $0.2 and $0.0, for the years ended December 31, 2015, 2014 and 2013, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, in the Statements of Operations. As of December 31, 2015 and 2014, the Company did not have any outstanding receivable/payable with Voya Financial, Inc. under the reciprocal loan agreement.

Long-Term Debt with Affiliates

The Company issued a 30-year surplus note in the principal amount of $35.0 on December 8, 1999, to its affiliate, SLD, which matures on December 7, 2029. Interest is charged at an annual rate of 7.98%. Payment of the note and related accrued interest is subordinate to payments due to contract owners and claimant and beneficiary claims, as well as debts owed to all other classes of

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

debtors, other than surplus note holders. Any payment of principal and/or interest made is subject to the prior approval of the Iowa Insurance Commissioner. Interest expense was $2.8 for the years ended December 31, 2015, 2014 and 2013. On December 29, 2004, the Company issued surplus notes in the aggregate principal amount of $400.0 (the "Notes"), scheduled to mature on December 29, 2034, to its affiliates, Voya Retirement Insurance and Annuity Company, RLI and SLDI. The Notes bear interest at a rate of 6.26% per year. Any payment of principal and/or interest is subject to the prior approval of the Iowa Insurance Commissioner. Interest expense was $25.4 for the years ended December 31, 2015, 2014 and 2013.

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
As of December 31, 2015, such notional amounts are outstanding with ING Group and NN Group; however, ING Group and NN Group are no longer related parties. As of December 31, 2014, the outstanding notional amount with ING Bank and NN Group was $457.1 (consisting of currency forwards of $178.0 and equity options of $279.1). As of December 31, 2014, the market values for these contracts was $8.8. For the years ended December 31, 2015, 2014 and 2013, the Company recorded Other net realized capital gains (losses) in the Statements of Operations of $17.7, $4.6 and $0.8, respectively, with ING Bank and NN Group.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making its assessment, management has used the criteria set forth in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, the Company has maintained effective internal control over financial reporting as of December 31, 2015.

Attestation Report of the Company's Registered Public Accounting Firm

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

Changes in Internal Control Over Financial Reporting

There were no changes in the internal controls over financial reporting of the Company (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting.

Item 9B.    Other Information

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which was signed into law on August 10, 2012, added a new subsection (r) to Section 13 of the Exchange Act, which requires us to disclose whether the Company or any of its affiliates, including ING Groep N.V ("ING Group" or "ING") or its affiliates, has engaged during the year ended December 31, 2015 in certain Iran-related activities, including any transaction or dealing with the Government of Iran that is not conducted pursuant to a specific authorization of the U.S. Government. For purposes of this disclosure, "affiliates" included ING Group through March 9, 2015.

Neither Voya Financial, Inc. nor any of its subsidiaries, including the Company has knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 31, 2015. The disclosure below relates solely to a limited legacy portfolio of guarantees, accounts, loans and relationships maintained by ING Bank N.V. ("ING Bank"), a subsidiary of ING Group and therefore an affiliate of Voya Financial, Inc. and the Company through March 9, 2015, and does not relate to any activities conducted by Voya Financial, Inc. or its subsidiaries, including the Company or involve the management of Voya Financial, Inc. or its subsidiaries, including the Company, and the information below is based on information provided to the Company by ING Bank.

Other than the transactions described below, at no time during the period in which ING Group continued to be an affiliate of Voya Financial, Inc. and the Company did ING Group or any of its affiliates knowingly conduct or engage in any activities that would require disclosure to the SEC pursuant to Section 13(r) of the Exchange Act. During the period that ING Group continued to be an affiliate of Voya Financial, Inc., ING Bank maintained a limited legacy portfolio of guarantees, accounts, and loans that involved various entities owned by the Government of Iran. ING Bank also had limited legacy relationships with certain persons who were designated under Executive Orders 13224 and 13382. These positions remained on the books, but accounts related thereto may be 'frozen' under applicable laws and procedures. In such cases, any interest or other payments ING Bank was legally required to make in connection with said positions were made into 'frozen' accounts. Funds could only be withdrawn by relevant parties from these 'frozen' accounts after due regulatory consent from the relevant competent authorities. ING Bank had strict controls in place to ensure that no unauthorized account activity took place while the account was 'frozen'. ING Bank may receive loan repayments, but all legacy loan repayments received by ING Bank had been duly authorized by the relevant competent authorities. During the period of 2015 in which ING Group continued to be an affiliate of Voya Financial, Inc. and the Company, ING Bank had gross revenues of approximately $5.8 million related to these activities, which was principally related to legacy loan repayments and commissions on guarantees. ING Bank estimates that it had net profit of approximately $31.5 thousand related to these activities. ING Bank has informed us that it intends to terminate each of the legacy positions as the nature thereof and applicable law permits.

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

Item 13.    Certain Relationships, Related Transactions and Director Independence

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14.    Principal Accounting Fees and Services
(Dollar amounts in millions, unless otherwise stated)

In 2015 and 2014, Ernst & Young LLP ("Ernst & Young") served as the principal external auditing firm for Voya Financial, Inc., including Voya Insurance and Annuity Company ("VIAC" or the "Company", as appropriate). Voya Financial, Inc. subsidiaries, including VIAC, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary. Ernst & Young fees allocated to the Company along with a description of the services rendered by Ernst & Young to the Company are detailed below for the periods indicated.

	Year Ended December 31,
	2015		2014
Audit fees	$2.1		$3.4
Audit-related fees	1.0		0.3
Tax fees	—	*	—	*
All other fees	—	*	0.1
	$3.1		$3.8
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

Tax Fees

There were minimal tax fees allocated to VIAC in 2015 and 2014.  Tax fees allocated to VIAC were primarily for tax compliance.  These services consisted of tax compliance, including the review of tax disclosures and proper completion of tax forms, assistance with questions regarding tax audits and tax planning and advisory services related to common forms of domestic taxation (i.e., income tax and capital tax).

All Other Fees

There were minimal fees allocated to VIAC in 2015 and 2014 under the category "All other fees."  Other fees allocated to VIAC under this category typically include fees paid for products and services other than the audit fees, audit-related fees and tax fees described above and consist primarily of advisory services.

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

In 2015 and 2014, 100% of each of the audit-related services, tax services and all other services provided to the Company were pre-approved by the audit committee of Voya Financial, Inc. In 2013, 100% of each of the audit-related services, tax services and all other services provided to the Company were pre-approved by the audit committees of Voya Financial, Inc. and ING Groep N.V.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

a.	The following documents are filed as part of this report:

1.	Financial statements. See Item 8. on page 88.

2.	Financial statement schedules. See Index to Financial Statement Schedules on page 174.

3.	Exhibits. See Exhibit Index on page 179.

173

Report of Independent Registered Public Accounting Firm

The Board of Directors
Voya Insurance and Annuity Company

We have audited the financial statements of Voya Insurance and Annuity Company as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, and have issued our report thereon dated March 18, 2016 (included elsewhere in this Annual Report (Form 10-K)). Our audits also included the financial statement schedules, listed in Item 15.a. of this Annual Report (Form 10-K). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these schedules based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 18, 2016

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Schedule I

Summary of Investments - Other than Investments in Affiliates
As of December 31, 2015
(In millions)

Type of Investments	Cost	Fair Value	Amount Shown on Balance Sheets
Fixed maturities
U.S. Treasuries	$992.7	$1,058.7	$1,058.7
U.S. Government agencies and authorities	79.4	81.9	81.9
State, municipalities and political subdivisions	359.1	360.5	360.5
U.S. corporate public securities	10,718.9	10,871.9	10,871.9
U.S. corporate private securities	2,365.0	2,394.4	2,394.4
Foreign corporate public securities and foreign governments (1)	2,826.9	2,793.0	2,793.0
Foreign corporate private securities (1)	2,592.9	2,626.0	2,626.0
Residential mortgage-backed securities	1,746.8	1,885.1	1,885.1
Commercial mortgage-backed securities	1,311.0	1,343.4	1,343.4
Other asset-backed securities	257.6	263.3	263.3
Total fixed maturities, including securities pledged to creditors	23,250.3	23,678.2	23,678.2
Equity securities, available-for-sale	15.4	19.2	19.2
Mortgage loans on real estate	3,310.9	3,429.8	3,310.9
Policy loans	79.8	79.8	79.8
Other investments	48.6	48.6	48.6
Derivatives	214.0	799.4	799.4
Limited partnerships/corporations	186.3	186.3	186.3
Short-term investments	1,069.4	1,069.4	1,069.4
Total investments	$28,174.7	$29,310.7	$29,191.8
(1) Primarily U.S. dollar denominated.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Schedule IV

Reinsurance
Years Ended December 31, 2015, 2014 and 2013
(In millions)

	Gross		Ceded		Assumed	Net	Percentage of Assumed to Net
Year Ended December 31, 2015
Life insurance in force	$3,367.4		$999.2		$184,690.0	$187,058.2	98.7%
Premiums:
Life insurance	12.4		30.1		428.5	410.8	104.3%
Accident and health insurance	0.1		0.1		—	—	—%
Annuities	470.2		375.2		—	95.0	—%
Total premiums	$482.7		$405.4		$428.5	$505.8	84.7%

Year Ended December 31, 2014
Life insurance in force	$3,709.8		$1,056.6		$170,970.2	$173,623.4	98.5%
Premiums:
Life insurance	13.8		33.1		407.7	388.4	105.0%
Accident and health insurance	—	*	—	*	—	—	—%
Annuities	620.4		471.0		—	149.4	—%
Total premiums	$634.2		$504.1		$407.7	$537.8	75.8%

Year Ended December 31, 2013
Life insurance in force	$3,973.2		$1,113.6		$173,638.6	$176,498.2	98.4%
Premiums:
Life insurance	15.9		34.5		454.9	436.3	104.3%
Accident and health insurance	0.1		0.1		—	—	—%
Annuities	79.2		79.2		—	—	—%
Total premiums	$95.2		$113.8		$454.9	$436.3	104.3%
* Less than $0.1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 18, 2016	Voya Insurance and Annuity Company
(Date)	(Registrant)

	By: /s/	David P. Wiland
David P. Wiland Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 18, 2016.

	Signatures	Title

/s/	Rodney O. Martin, Jr.	Chairman and Director
Rodney O. Martin, Jr.

/s/	Alain M. Karaoglan	Director
Alain M. Karaoglan

/s/	Charles P. Nelson	Director
Charles P. Nelson

/s/	Chetlur S. Ragavan	Director
Chetlur S. Ragavan

/s/	Ewout L. Steenbergen	Director
Ewout L. Steenbergen

/s/	Michael S. Smith	Director and President
Michael S. Smith

/s/	C. Landon Cobb, Jr.	Senior Vice President and
	C. Landon Cobb, Jr.	Chief Accounting Officer

/s/	David P. Wiland	Senior Vice President and
	David P. Wiland	Chief Financial Officer

Voya Insurance and Annuity Company (the "Company")
Form 10-K for Fiscal Year Ended December 31, 2015

Exhibit Index
Exhibit Number	Description of Exhibit
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

10.21
Amendment Number 2006-1, dated as of September 11, 2006, to the Services Agreement between ING USA Annuity and Life Insurance Company and ING North America Insurance Corporation, incorporated by reference from Exhibit 10. to ING USA Annuity and Life Insurance Company's Form 10-Q filed with the SEC on November 14, 2006 (File No. 001-32625).

10.22
Amendment Number 2007-1 to Reciprocal Loan Agreement, dated as of December 31, 2007, between ING USA and ING America Insurance Holdings, Inc., incorporated by reference from Exhibit 10.25 to ING USA Annuity and Life Insurance Company's Form 10-K filed with the SEC on March 28, 2008 (File No. 001-32625).

10.23
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

10.25
Amendment Number 4, effective January 1, 2009, to Investment Advisory Agreement, between ING USA Annuity and Life Insurance Company and ING Investment Management LLC, incorporated by reference from Exhibit 10.29 to ING USA Annuity and Life Insurance Company's Form 10-K 2009 filed with the SEC on March 31, 2010 (File No. 001-032625).

Exhibit Index
Exhibit Number	Description of Exhibit
10.26
Third Amendment to Lease, effective February 11, 2010, between ING USA Annuity and Life Insurance Company and Lexington Lion Dunwoody, L.P., incorporated by reference from Exhibit 10 to ING USA Annuity and Life Insurance Company's Form 10-Q filed on May 14, 2010 (File No. 001-032625).

10.27
Amendment 2010-1 to Services Agreement, dated as of October 1, 2010, between ING USA Annuity and Life Insurance Company and ING North America Insurance Corporation, incorporated by reference from Exhibit 10.33 to ING USA Annuity and Life Insurance Company's Form 10-K filed on March 30, 2011 (File No. 001-32625).

10.28
Intercompany Agreement, effective January 1, 2010, between ING USA Annuity and Life Insurance Company and Directed Services LLC, incorporated by reference from Exhibit 10.35 to ING USA Annuity and Life Insurance Company's Form 10-K filed on March 30, 2011 (File No. 001-32625).

10.29
Federal Tax Sharing Agreement, effective January 1, 2013, between lNG U.S., Inc. and each of its undersigned Subsidiaries, including lNG USA Annuity and Life Insurance Company, incorporated by reference from Exhibit 10.1 to ING USA Annuity and Life Insurance Company's Form 10-Q filed on May 14, 2013 (File No. 001-32625).

10.30
First Amendment to Lease Agreement, dated as of October 2, 2000, between The Graham Group, Inc. and Equitable Life Insurance Company of Iowa, as subsumed by lNG USA Annuity and Life Insurance Company pursuant to the January 1, 2004 merger, incorporated by reference from Exhibit 10.2 to lNG USA Annuity and Life Insurance Company's Form 10-Q filed on May 14, 2013 (File No. 001-32625).

10.31
Second Amendment to Lease Agreement, dated as of February 4, 2002, between The Graham Group, Inc. and Equitable Life Insurance Company of Iowa, as subsumed by ING USA Annuity and Life Insurance Company pursuant to the January 1, 2004 merger, incorporated by reference from Exhibit 10.3 to ING USA Annuity and Life Insurance Company's Form 1 0-Q filed on May 14, 2013 (File No. 001-32625).

10.32
Reciprocal Loan Agreement, effective January 14, 2014 between ING USA Annuity and Life Insurance Company and ING America Insurance Holdings, Inc., incorporated by reference from Exhibit 10 to ING USA Annuity and Life Insurance Company's Form 10-Q filed on May 13, 2014 (File No. 001-32625).

10.33
Fourth Amendment to Lease, made May 31, 2012, between ING USA Annuity and Life Insurance Company and Lexington Lion Dunwoody, L.P., incorporated by reference from Exhibit 10 to ING USA Annuity and Life Insurance Company's Form 10-Q filed on August 10, 2012 (File No. 001-32625).

10.34+	Commutation Agreement, made effective on July 1, 2015, by and between Voya Insurance and Annuity Company and Security Life of Denver Insurance Company.
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

[1]Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2015 and 2014; (ii) Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iv) Statements of Changes in Shareholder's Equity for the years ended December 31, 2015, 2014 and 2013; (v) Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to the Financial Statements.

Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of Voya Insurance and Annuity Company.

+ Filed herewith.

