Form 10-Q
period 2016-03-31
VOYA INSURANCE & ANNUITY Co
filed 2016-05-12
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of May 9, 2016, 250,000 shares of Common Stock, $10 par value, were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended March 31, 2016

As used in this Quarterly Report on Form 10-Q, "VIAC," the "Company," "we," "our" and "us" refer to Voya Insurance and Annuity Company.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations, including those relating to insurance regulatory reform initiatives applicable to captive reinsurance entities and those made pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act or the U.S. Department of Labor's final rules and exemptions pertaining to the fiduciary status of providers of investment advice; and (x) changes in the policies of governments and/or regulatory authorities. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" in the Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-32625) (the "Annual Report on Form 10-K") and "Risk Factors," in this Quarterly Report on Form 10-Q.

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
Condensed Balance Sheets
March 31, 2016 (Unaudited) and December 31, 2015
(In millions, except share and per share data)

	March 31, 2016	December 31, 2015
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $22,338.9 as of 2016 and $22,069.6 as of 2015)	$23,390.5	$22,458.4
Fixed maturities, at fair value using the fair value option	636.4	547.4
Equity securities, available-for-sale, at fair value (cost of $15.4 as of 2016 and 2015)	18.8	19.2
Short-term investments	941.4	1,069.4
Mortgage loans on real estate, net of valuation allowance of $1.1 as of 2016 and $1.0 as of 2015	3,590.0	3,310.9
Policy loans	78.1	79.8
Limited partnerships/corporations	191.7	186.3
Derivatives	1,463.7	799.4
Other investments	48.6	48.6
Securities pledged (amortized cost of $661.6 as of 2016 and $633.3 as of 2015)	730.8	672.4
Total investments	31,090.0	29,191.8
Cash and cash equivalents	460.6	646.5
Short-term investments under securities loan agreements, including collateral delivered	471.2	232.7
Accrued investment income	251.5	239.3
Deposits and reinsurance recoverable	5,995.3	5,645.9
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	2,410.5	2,576.4
Short-term loans to affiliate	215.0	—
Due from affiliates	17.8	27.5
Current income tax recoverable from Parent	23.2	—
Deferred income taxes	7.8	94.8
Other assets	382.0	337.5
Assets held in separate accounts	32,495.1	33,355.5
Total assets	$73,820.0	$72,347.9

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Balance Sheets
March 31, 2016 (Unaudited) and December 31, 2015
(In millions, except share and per share data)

	March 31, 2016	December 31, 2015
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$28,367.5	$27,749.8
Payable for securities purchased	77.9	108.1
Payables under securities loan agreements, including collateral held	1,381.7	656.1
Long-term debt	435.0	435.0
Due to affiliates	52.6	44.4
Funds held under reinsurance treaties with affiliates	7,382.2	6,797.1
Derivatives	498.0	204.6
Current income tax payable to Parent	—	27.6
Other liabilities	134.7	153.4
Liabilities related to separate accounts	32,495.1	33,355.5
Total liabilities	70,824.7	69,531.6

Commitments and Contingencies (Note 9)

Shareholder's equity:
Common stock (250,000 shares authorized, issued and outstanding as of 2016 and 2015; $10 par value per share)	2.5	2.5
Additional paid-in capital	4,821.3	4,821.2
Accumulated other comprehensive income (loss)	499.1	319.6
Retained earnings (deficit)	(2,327.6)	(2,327.0)
Total shareholder's equity	2,995.3	2,816.3
Total liabilities and shareholder's equity	$73,820.0	$72,347.9

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Operations
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
Revenues:
Net investment income	$326.4	$320.1
Fee income	153.7	185.1
Premiums	119.1	118.8
Net realized capital gains (losses):
Total other-than-temporary impairments	(2.1)	(0.3)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	0.5	0.7
Net other-than-temporary impairments recognized in earnings	(2.6)	(1.0)
Other net realized capital gains (losses)	101.3	(224.2)
Total net realized capital gains (losses)	98.7	(225.2)
Other revenue	4.9	5.5
Total revenues	702.8	404.3
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	785.4	432.3
Operating expenses	120.6	121.2
Net amortization of Deferred policy acquisition costs and Value of business acquired	(213.7)	(144.6)
Interest expense	7.0	6.9
Other expense	4.4	8.7
Total benefits and expenses	703.7	424.5
Income (loss) before income taxes	(0.9)	(20.2)
Income tax expense (benefit)	(0.3)	(7.1)
Net income (loss)	$(0.6)	$(13.1)

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Comprehensive Income
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(0.6)	$(13.1)
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	237.1	82.8
Other-than-temporary impairments	1.3	2.1
Pension and other postretirement benefits liability	(0.1)	(0.1)
Other comprehensive income (loss), before tax	238.3	84.8
Income tax expense (benefit) related to items of other comprehensive income (loss)	58.8	47.4
Other comprehensive income (loss), after tax	179.5	37.4
Comprehensive income (loss)	$178.9	$24.3

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Changes in Shareholder’s Equity
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2016	$2.5	$4,821.2	$319.6	$(2,327.0)	$2,816.3
Comprehensive income (loss):
Net income (loss)	—	—	—	(0.6)	(0.6)
Other comprehensive income (loss), after tax	—	—	179.5	—	179.5
Total comprehensive income (loss)					178.9
Employee related benefits	—	0.1	—	—	0.1
Balance as of March 31, 2016	$2.5	$4,821.3	$499.1	$(2,327.6)	$2,995.3

Balance as of January 1, 2015	$2.5	$5,310.6	$609.0	$(2,301.9)	$3,620.2
Comprehensive income (loss):
Net income (loss)	—	—	—	(13.1)	(13.1)
Other comprehensive income (loss), after tax	—	—	37.4	—	37.4
Total comprehensive income (loss)					24.3
Employee related benefits	—	0.1	—	—	0.1
Balance as of March 31, 2015	$2.5	$5,310.7	$646.4	$(2,315.0)	$3,644.6

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$179.0	$266.3
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	1,117.4	513.2
Mortgage loans on real estate	116.4	88.9
Limited partnerships/corporations	6.0	3.3
Acquisition of:
Fixed maturities	(1,563.7)	(767.5)
Mortgage loans on real estate	(395.5)	(259.3)
Limited partnerships/corporations	(16.6)	(6.6)
Derivatives, net	(226.8)	(98.4)
Short-term investments, net	128.0	25.0
Policy loans, net	1.7	1.7
Collateral received (delivered), net	487.1	315.3
Short-term loans to affiliates, net	(215.0)	(120.1)
Other, net	(1.1)	—
Net cash used in investing activities	(562.1)	(304.5)
Cash Flows from Financing Activities:
Deposits received for investment contracts	754.6	529.0
Maturities and withdrawals from investment contracts	(556.9)	(543.7)
(Settlements) receipts on deposit contracts	(0.5)	11.7
Excess tax benefits on share-based compensation	—	0.4
Net cash provided by (used in) financing activities	197.2	(2.6)
Net decrease in cash and cash equivalents	(185.9)	(40.8)
Cash and cash equivalents, beginning of period	646.5	362.4
Cash and cash equivalents, end of period	$460.6	$321.6

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

Voya Insurance and Annuity Company ("VIAC" or "the Company"), is a stock life insurance company domiciled in the State of Iowa and provides financial products and services in the United States. VIAC is authorized to conduct its insurance business in all states, except New York, and in the District of Columbia.

Prior to May 2013, Voya Financial, Inc., together with its subsidiaries, including the Company, was an indirect, wholly-owned subsidiary of ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands. In May 2013, Voya Financial, Inc., completed its initial public offering of common stock, including the issuance and sale of common stock by Voya Financial, Inc. and the sale of shares of common stock owned indirectly by ING Group. Between October 2013 and March 2015, ING Group completed the sale of its remaining shares of common stock of Voya Financial, Inc. in a series of registered public offerings. ING Group continues to hold certain warrants to purchase up to 26,050,846 shares of Voya Financial, Inc. common stock at an exercise price of $48.75, in each case subject to adjustments.
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

The accompanying Condensed Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2016, and its results of operations, comprehensive income, changes in shareholder's equity and statements of cash flows for the three months ended March 31, 2016 and 2015, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2015 Balance Sheet is from the audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 ("Annual Report on Form 10-K"), filed with the SEC. Therefore, these unaudited Condensed Financial Statements should be read in conjunction with the audited Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Adoption of New Pronouncements

Derivative Contract Novations
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-05, “Derivatives and Hedging (Accounting Standards Codification ("ASC") Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” (“ASU 2016-05”), which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship.

The provisions of ASU 2016-05 are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016 with early adoption permitted, using either a prospective or modified retrospective approach. The Company elected to early adopt ASU 2016-05 as of January 1, 2016 on a prospective basis. The adoption had no effect on the Company's financial condition, results of operations, or cash flows.

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

The Company adopted the provisions of ASU 2015-02 on January 1, 2016 using a modified retrospective approach. The adoption had no effect on the Company's financial condition or results of operations, but impacted disclosures only. Investments in limited partnerships previously accounted for as VOEs became VIEs under the new guidance as the limited partners do not hold substantive kick-out rights or participating rights. See Variable Interest Entities ("VIEs") section of the Investments Note to these Condensed Financial Statements for additional information

Hybrid Financial Instruments
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

The provisions of ASU 2014-16 were adopted by the Company on January 1, 2016. The adoption had no effect on the Company’s financial condition, results of operations or cash flows.

Future Adoption of Accounting Pronouncements

Debt Instruments
In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (ASC Topic 815): Contingent Put and Call Options in Debt Instruments” (“ASU 2016-06”), which clarifies that an entity is only required to follow the four-step decision sequence when assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts for purposes of bifurcating an embedded derivative. The entity does not need to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The provisions of ASU 2016-06 are effective on a modified retrospective basis for fiscal years beginning after December 15, 2016, including interim periods, with early adoption permitted. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2016-06.

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

In 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations” (“ASU 2016-08”) and ASU 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”) as amendments to ASU 2014-09. ASU 2016-08 clarifies the implementation guidance and indicators for assessing whether an entity has control of a specified good or service before that good or service is transferred to a customer, and is, thus, a principal in the satisfaction of the performance obligation. ASU 2016-10 clarifies the provisions for identifying performance obligations and the implementation guidance for licensing.

In August 2015, the FASB issued ASU 2015-14 to amend the effective date of ASU 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which is January 1, 2017. The provisions of ASU 2014-09 are effective retrospectively. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2014-09 and its amendments.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of March 31, 2016:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$1,132.7	$92.9	$—	$—	$1,225.6	$—
U.S. Government agencies and authorities	80.4	4.7	0.4	—	84.7	—
State, municipalities and political subdivisions	384.6	18.2	1.2	—	401.6	—
U.S. corporate public securities	10,740.1	672.6	113.8	—	11,298.9	4.1
U.S. corporate private securities	2,345.2	110.0	25.8	—	2,429.4	—
Foreign corporate public securities and foreign governments(1)	2,784.5	109.0	60.0	—	2,833.5	—
Foreign corporate private securities(1)	2,645.4	138.5	20.4	—	2,763.5	—

Residential mortgage-backed securities:
Agency	1,696.1	89.4	3.6	15.4	1,797.3	—
Non-Agency	271.1	44.2	3.5	6.5	318.3	18.6
Total Residential mortgage-backed securities	1,967.2	133.6	7.1	21.9	2,115.6	18.6
Commercial mortgage-backed securities	1,304.8	46.9	2.7	—	1,349.0	—
Other asset-backed securities	252.0	10.3	6.4	—	255.9	0.3

Total fixed maturities, including securities pledged	23,636.9	1,336.7	237.8	21.9	24,757.7	23.0
Less: Securities pledged	661.6	74.1	4.9	—	730.8	—
Total fixed maturities	22,975.3	1,262.6	232.9	21.9	24,026.9	23.0
Equity securities	15.4	3.4	—	—	18.8	—
Total fixed maturities and equity securities investments	$22,990.7	$1,266.0	$232.9	$21.9	$24,045.7	$23.0
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Available-for-sale and FVO fixed maturities and equity securities were as follows as of December 31, 2015:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$992.7	$70.2	$4.2	$—	$1,058.7	$—
U.S. Government agencies and authorities	79.4	2.8	0.3	—	81.9	—
State, municipalities and political subdivisions	359.1	6.6	5.2	—	360.5	—
U.S. corporate public securities	10,718.9	389.2	236.2	—	10,871.9	4.5
U.S. corporate private securities	2,365.0	74.3	44.9	—	2,394.4	—
Foreign corporate public securities and foreign governments(1)	2,826.9	67.3	101.2	—	2,793.0	—
Foreign corporate private securities(1)	2,592.9	95.0	61.9	—	2,626.0	—

Residential mortgage-backed securities
Agency	1,525.4	81.2	5.8	14.9	1,615.7	—
Non-Agency	221.4	43.9	2.1	6.2	269.4	19.5
Total Residential mortgage-backed securities	1,746.8	125.1	7.9	21.1	1,885.1	19.5
Commercial mortgage-backed securities	1,311.0	35.8	3.4	—	1,343.4	—
Other asset-backed securities	257.6	11.3	5.6	—	263.3	0.3

Total fixed maturities, including securities pledged	23,250.3	877.6	470.8	21.1	23,678.2	24.3
Less: Securities pledged	633.3	52.2	13.1	—	672.4	—
Total fixed maturities	22,617.0	825.4	457.7	21.1	23,005.8	24.3
Equity securities	15.4	3.8	—	—	19.2	—
Total fixed maturities and equity securities investments	$22,632.4	$829.2	$457.7	$21.1	$23,025.0	$24.3
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2016, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$430.8	$435.4
After one year through five years	5,398.5	5,634.7
After five years through ten years	8,723.6	8,996.5
After ten years	5,560.0	5,970.6
Mortgage-backed securities	3,272.0	3,464.6
Other asset-backed securities	252.0	255.9
Fixed maturities, including securities pledged	$23,636.9	$24,757.7

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of March 31, 2016 and December 31, 2015, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s condensed Shareholder’s equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
March 31, 2016
Communications	$1,157.2	$96.9	$7.2	$1,246.9
Financial	2,851.8	151.3	21.8	2,981.3
Industrial and other companies	8,882.6	506.8	56.2	9,333.2
Energy	2,105.4	52.8	107.9	2,050.3
Utilities	2,560.7	176.9	16.2	2,721.4
Transportation	602.1	34.4	2.9	633.6
Total	$18,159.8	$1,019.1	$212.2	$18,966.7

December 31, 2015
Communications	$1,147.2	$64.9	$17.9	$1,194.2
Financial	2,798.2	108.8	22.1	2,884.9
Industrial and other companies	8,778.0	282.1	165.9	8,894.2
Energy	2,357.3	32.2	175.9	2,213.6
Utilities	2,500.6	113.6	31.2	2,583.0
Transportation	571.8	17.0	13.8	575.0
Total	$18,153.1	$618.6	$426.8	$18,344.9

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of March 31, 2016 and December 31, 2015, approximately 46.1% and 46.6%, respectively, of the Company’s CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions through a lending agent for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of March 31, 2016 and December 31, 2015, the fair value of loaned securities was $242.7 and $147.9, respectively, and is included in Securities pledged on the Condensed Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of March 31, 2016 and December 31, 2015, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $171.7 and $153.6, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Balance Sheets. As of March 31, 2016 and December 31, 2015, liabilities to return collateral of $171.7 and $153.6, respectively, are included in Payables under securities loan agreements, including collateral held on the Condensed Balance Sheets.

During the first quarter of 2016 under an amendment to the securities lending program, the Company began accepting non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected in the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of March 31, 2016, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $78.9. As of December 31, 2015, the Company did not retain any securities as collateral.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	March 31, 2016 (1)	December 31, 2015
U.S. Treasuries	$35.7	$—
U.S. corporate public securities	122.3	73.5
Foreign corporate public securities and foreign governments	92.6	80.1
Payables under securities loan agreements	$250.6	$153.6
(1) Borrowings under securities lending transactions include both cash and non-cash collateral of $171.7 and $78.9, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits for any of its investments in VIEs. The Company did not provide any non-contractual financial support and its carrying value represents the Company's exposure to loss. The carrying value of the investments in VIEs was $191.7 and $1.2 as of March 31, 2016 and December 31, 2015, respectively; these investments are included in Limited partnerships/corporations on the Condensed Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Statements of Operations.

Securitizations

The Company invests in various tranches of securitization entities, including Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and asset-backed securities ("ABS"). Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company, through its investments or other arrangements, does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and will not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale as described in the Fair Value Measurements Note to these Condensed Financial Statements and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS, which are accounted for under the FVO, for which changes in fair value are reflected in Other net realized gains (losses) in the Condensed Statements of Operations. The Company's maximum exposure to loss on these structured investments is limited to the amount of its investment.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of March 31, 2016:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$—	$—		$—	$—	$—	$—	$—	$—
U.S. Government agencies and authorities	—	—		50.4	0.4	—	—	50.4	0.4
State, municipalities and political subdivisions	3.0	—	*	26.1	0.9	1.6	0.3	30.7	1.2
U.S. corporate public securities	367.6	13.0		937.7	67.8	233.3	33.0	1,538.6	113.8
U.S. corporate private securities	96.8	2.1		137.1	12.8	85.9	10.9	319.8	25.8
Foreign corporate public securities and foreign governments	129.5	5.1		326.7	23.5	180.8	31.4	637.0	60.0
Foreign corporate private securities	95.9	3.5		243.5	10.0	46.2	6.9	385.6	20.4
Residential mortgage-backed	133.9	1.4		44.6	0.6	169.1	5.1	347.6	7.1
Commercial mortgage-backed	145.6	0.8		50.9	1.1	0.4	0.8	196.9	2.7
Other asset-backed	27.0	0.1		12.3	0.2	73.6	6.1	112.9	6.4
Total	$999.3	$26.0		$1,829.3	$117.3	$790.9	$94.5	$3,619.5	$237.8
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
*Less than $0.1.

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 89.3% and 86.6% of the average book value as of March 31, 2016 and December 31, 2015, respectively.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
March 31, 2016
Six months or less below amortized cost	$1,416.0	$195.2	$78.5	$52.8	266	42
More than six months and twelve months or less below amortized cost	1,564.6	66.0	54.2	20.3	271	17
More than twelve months below amortized cost	612.8	2.7	30.8	1.2	183	2
Total	$3,593.4	$263.9	$163.5	$74.3	720	61

December 31, 2015
Six months or less below amortized cost	$4,611.3	$468.6	$131.4	$131.5	758	93
More than six months and twelve months or less below amortized cost	3,445.1	—	171.2	—	524	—
More than twelve months below amortized cost	450.4	16.4	32.4	4.3	158	3
Total	$8,506.8	$485.0	$335.0	$135.8	1,440	96

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses			Number of Securities
	< 20%	> 20%		< 20%	> 20%		< 20%	> 20%
March 31, 2016
U.S. Treasuries	$—	$—		$—	$—		—	—
U.S. Government agencies and authorities	50.8	—		0.4	—		1	—
State, municipalities and political subdivisions	31.9	—		1.2	—		12	—
U.S. corporate public securities	1,534.7	117.7		82.3	31.5		296	23
U.S. corporate private securities	315.4	30.2		16.3	9.5		33	4
Foreign corporate public securities and foreign governments	600.0	97.0		33.4	26.6		128	20
Foreign corporate private securities	396.9	9.1		16.9	3.5		43	3
Residential mortgage-backed	353.9	0.8		6.8	0.3		140	4
Commercial mortgage-backed	195.1	4.5		0.8	1.9		26	4
Other asset-backed	114.7	4.6		5.4	1.0		41	3
Total	$3,593.4	$263.9		$163.5	$74.3		720	61

December 31, 2015
U.S. Treasuries	$315.8	$—		$4.2	$—		8	—
U.S. Government agencies and authorities	49.6	—		0.3	—		1	—
State, municipalities and political subdivisions	221.0	—		5.2	—		117	—
U.S. corporate public securities	4,316.2	279.6		159.1	77.1		681	57
U.S. corporate private securities	769.5	41.2		33.3	11.6		90	4
Foreign corporate public securities and foreign governments	1,343.5	123.3		66.6	34.6		251	26
Foreign corporate private securities	734.2	38.0		50.4	11.5		81	5
Residential mortgage-backed	398.6	—	*	7.9	—	*	141	2
Commercial mortgage-backed	264.1	1.4		2.7	0.7		33	1
Other asset-backed	94.3	1.5		5.3	0.3		37	1
Total	$8,506.8	$485.0		$335.0	$135.8		1,440	96
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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the three months ended March 31, 2016 and the year ended December 31, 2015, the Company had no new troubled debt restructurings for private placement bonds or commercial mortgage loans.

As of March 31, 2016 the Company held no commercial mortgage troubled debt restructured loans. During the three months ended March 31, 2016, 8 commercial mortgage loans that were restructured in August 2013 with a pre and post modification carrying value of $11.6 were paid in full. These loans represent what remained of an initial portfolio of 20 restructures with a pre and post modification carrying value of $24.6.

As of March 31, 2016 and December 31, 2015, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company’s investment in mortgage loans as of the dates indicated:

	March 31, 2016			December 31, 2015
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$—	$3,591.1	$3,591.1	$3.7	$3,308.2	$3,311.9
Collective valuation allowance for losses	N/A	(1.1)	(1.1)	N/A	(1.0)	(1.0)
Total net commercial mortgage loans	$—	$3,590.0	$3,590.0	$3.7	$3,307.2	$3,310.9
N/A - Not Applicable

There were no impairments taken on the mortgage loan portfolio for the three months ended March 31, 2016 and 2015.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	March 31, 2016	December 31, 2015
Collective valuation allowance for losses, balance at January 1	$1.0	$0.8
Addition to (reduction of) allowance for losses	0.1	0.2
Collective valuation allowance for losses, end of period	$1.1	$1.0

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	March 31, 2016	December 31, 2015
Impaired loans without allowances for losses	$—	$3.7
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$—	$3.7
Unpaid principal balance of impaired loans	$—	$3.7

The following table presents information on restructured loans as of the dates indicated:

	March 31, 2016	December 31, 2015
Troubled debt restructured loans	$—	$3.7

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of March 31, 2016 and December 31, 2015.

There were one and two loans 30 days or less in arrears, with respect to principal and interest as of March 31, 2016 and December 31, 2015, with a total amortized cost of $1.0 and $2.1, respectively.

Commercial loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. Factors considered may include conversations with the borrower, loss of major tenant, bankruptcy of borrower or major tenant, decreased property cash flow, number of days past due, or various other circumstances. Based on an assessment as to the collectability of the principal, a determination is made to either apply against the book value or apply according to the contractual terms of the loan. Funds recovered in excess of book value would then be applied to recover expenses, impairments, and then interest. Accrual of interest resumes after factors resulting in doubts about collectability have improved.

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Impaired loans, average investment during the period (amortized cost) (1)	$1.8	$13.4
Interest income recognized on impaired loans, on an accrual basis (1)	—	0.2
Interest income recognized on impaired loans, on a cash basis (1)	—	0.2
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	0.2
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

The following table presents the LTV ratios as of the dates indicated:

	March 31, 2016(1)	December 31, 2015(1)
Loan-to-Value Ratio:
0% - 50%	$386.7	$399.9
> 50% - 60%	1,067.1	927.9
> 60% - 70%	1,888.6	1,772.0
> 70% - 80%	242.5	207.0
> 80% and above	6.2	5.1
Total Commercial mortgage loans	$3,591.1	$3,311.9
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	March 31, 2016(1)	December 31, 2015(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,852.5	$2,569.3
> 1.25x - 1.5x	497.1	505.3
> 1.0x - 1.25x	172.2	145.6
Less than 1.0x	35.1	40.4
Commercial mortgage loans secured by land or construction loans	34.2	51.3
Total Commercial mortgage loans	$3,591.1	$3,311.9
(1) Balances do not include collective valuation allowance for losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	March 31, 2016(1)		December 31, 2015(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$780.0	21.7%	$763.0	23.0%
South Atlantic	894.1	24.9%	792.5	23.9%
Middle Atlantic	468.8	13.1%	467.2	14.1%
West South Central	421.8	11.7%	388.8	11.7%
Mountain	399.4	11.1%	334.1	10.1%
East North Central	366.5	10.2%	324.2	9.8%
New England	57.3	1.6%	58.2	1.8%
West North Central	134.7	3.8%	117.6	3.6%
East South Central	68.5	1.9%	66.3	2.0%
Total Commercial mortgage loans	$3,591.1	100.0%	$3,311.9	100.0%
(1) Balances do not include collective valuation allowance for losses.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	March 31, 2016(1)		December 31, 2015(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$1,154.3	32.2%	$1,125.1	33.9%
Industrial	887.9	24.7%	788.3	23.8%
Apartments	701.9	19.5%	615.2	18.6%
Office	599.1	16.7%	535.6	16.2%
Hotel/Motel	82.7	2.3%	83.3	2.5%
Mixed Use	31.5	0.9%	29.9	0.9%
Other	133.7	3.7%	134.5	4.1%
Total Commercial mortgage loans	$3,591.1	100.0%	$3,311.9	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	March 31, 2016(1)	December 31, 2015(1)
Year of Origination:
2016	$391.9	$—
2015	807.9	810.1
2014	557.2	557.9
2013	616.1	624.7
2012	231.2	232.8
2011	445.8	460.4
2010 and prior	541.0	626.0
Total Commercial mortgage loans	$3,591.1	$3,311.9
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company’s credit-related and intent-related impairments included in the Condensed Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended March 31,
	2016		2015
	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$0.2	1	$—		—
Foreign corporate public securities and foreign governments(1)	1.8	1	0.2		1
Residential mortgage-backed	0.6	18	0.8		15
Equity	—	—	—	*	1
Total	$2.6	20	$1.0		17
(1) Primarily U.S. dollar denominated.
*Less than $0.1.

The above table includes $0.8 and $0.8 of write-downs related to credit impairments for the three months ended March 31, 2016 and 2015, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Statements of Operations. The remaining $1.8 and $0.2 in write-downs for the three months ended March 31, 2016 and 2015, respectively, are related to intent impairments.

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended March 31,
	2016			2015
	Impairment		No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$—		—	$—		—
Foreign corporate public securities and foreign governments(1)	1.8		1	0.2		1
Residential mortgage-backed	—	*	2	—	*	1
Equity	—		—	—		—
Total	$1.8		3	$0.2		2
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Balance at January 1	$27.2	$33.1
Additional credit impairments:
On securities previously impaired	0.8	0.8
Reductions:
Increase in cash flows	0.1	0.2
Securities sold, matured, prepaid or paid down	1.0	1.4
Balance at March 31	$26.9	$32.3

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Fixed maturities	$299.7	$290.3
Equity securities, available-for-sale	0.6	0.4
Mortgage loans on real estate	39.6	36.3
Policy loans	1.4	1.2
Short-term investments and cash equivalents	0.2	0.1
Other	(0.5)	4.8
Gross investment income	341.0	333.1
Less: Investment expenses	14.6	13.0
Net investment income	$326.4	$320.1

As of March 31, 2016 and December 31, 2015, the Company had $1.7 of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Fixed maturities, available-for-sale, including securities pledged	$(2.8)	$1.7
Fixed maturities, at fair value option	(12.6)	(7.1)
Derivatives	144.5	53.5
Embedded derivatives - fixed maturities	0.7	(0.5)
Guaranteed benefit derivatives	(31.2)	(272.8)
Other investments	0.1	—
Net realized capital gains (losses)	$98.7	$(225.2)
After-tax net realized capital gains (losses)	$64.1	$(146.4)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Proceeds on sales	$759.9	$200.2
Gross gains	30.0	1.6
Gross losses	33.1	1.9

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

Futures: Futures contracts are used to hedge against a decrease in certain equity indices. Such decreases may result in a decrease in variable annuity account values which would increase the possibility of the Company incurring an expense for guaranteed benefits in excess of account values. The Company also uses interest rate futures contracts to hedge its exposure to market risks due to changes in interest rates. The Company enters into exchange traded futures with regulated futures commissions that are members of the exchange. The Company also posts initial and variation margins, with the exchange, on a daily basis. The Company utilizes exchange-traded futures in non-qualifying hedging relationships. The Company also used futures contracts as a hedge against an increase in certain equity indices. Such increases may result in increased payments to the holders of fixed index annuity ("FIA") contracts. During the three months ended March 31, 2016, the Company moved to a static hedging strategy for its FIA contracts and replaced futures contracts with equity options.

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

Options: The Company uses options to manage the equity, interest rate and equity volatility risk of the economic liabilities associated with certain variable annuity minimum guaranteed benefits and/or to mitigate certain rebalancing costs resulting from increased volatility. The Company also uses equity options to hedge against an increase in various equity indices, and interest rate options to hedge against an increase in the interest rate benchmarked crediting strategies within FIA contracts. Such increases may result in increased payments to the holders of the FIA contracts. The Company pays an upfront premium to purchase these options. The Company utilizes these options in non-qualifying hedging relationships.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	March 31, 2016			December 31, 2015
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$18.2	$1.2	$—	$18.2	$0.5	$—
Foreign exchange contracts	57.1	8.9	—	57.1	11.7	—
Fair value hedges:
Interest rate contracts	285.1	—	7.0	295.1	0.8	5.9
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	27,825.5	1,142.7	353.9	27,139.0	529.5	114.9
Foreign exchange contracts	981.6	12.5	21.4	967.0	30.9	12.3
Equity contracts	26,466.3	296.2	104.6	19,062.4	223.7	65.6
Credit contracts	1,230.0	2.2	11.1	1,230.0	2.3	5.9
Embedded derivatives:
Within fixed maturity investments	N/A	21.9	—	N/A	21.1	—
Within products	N/A	—	3,728.7	N/A	—	3,628.1
Within reinsurance agreements	N/A	2.1	248.7	N/A	(15.6)	10.2
Total		$1,487.7	$4,475.4		$804.9	$3,842.9
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of March 31, 2016 and December 31, 2015. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	March 31, 2016
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$1,230.0	$2.2	$11.1
Equity contracts	19,581.0	281.7	104.6
Foreign exchange contracts	1,038.7	21.4	21.4
Interest rate contracts	25,158.6	1,143.9	360.1
		1,449.2	497.2
Counterparty netting(1)		(425.4)	(425.4)
Cash collateral netting(1)		(950.1)	(47.1)
Securities collateral netting(1)		(11.1)	(10.4)
Net receivables/payables		$62.6	$14.3
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Balance Sheets. As of March 31, 2016, the Company held $945.4 of net cash collateral and pledged $34.9 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2015, the Company held $423.0 and $0.4 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of March 31, 2016, the Company delivered $488.1 of securities and held $11.1 securities as collateral. As of December 31, 2015, the Company delivered $524.5 of securities and held $12.9 of securities as collateral.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$0.1	$—
Foreign exchange contracts	0.2	0.2
Fair value hedges:
Interest rate contracts	(3.0)	(3.0)
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	364.6	224.4
Foreign exchange contracts	(22.1)	59.5
Equity contracts	(192.2)	(224.7)
Credit contracts	(3.1)	(2.9)
Embedded derivatives:
Within fixed maturity investments(2)	0.7	(0.5)
Within products(2)	(31.2)	(272.8)
Within reinsurance agreements(3)	(220.8)	(92.3)
Total	$(106.8)	$(312.1)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Statements of Operations. For the three months ended March 31, 2016 and 2015, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Statements of Operations.
(3) Changes in value are included in Interest credited and other benefits to contract owners/policyholders in the Condensed Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of March 31, 2016, the fair values of credit default swaps of $2.2 and $11.1 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Balance Sheets. As of December 31, 2015, the fair values of credit default swaps of $2.3 and $5.9 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Balance Sheets.  As of March 31, 2016 and December 31, 2015, the maximum potential future net exposure to the Company was $220.0 in credit default swaps. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,216.0	$9.6	$—	$1,225.6
U.S. Government agencies and authorities	—	84.7	—	84.7
State, municipalities and political subdivisions	—	401.6	—	401.6
U.S. corporate public securities	—	11,298.3	0.6	11,298.9
U.S. corporate private securities	—	2,129.7	299.7	2,429.4
Foreign corporate public securities and foreign governments(1)	—	2,832.3	1.2	2,833.5
Foreign corporate private securities(1)	—	2,603.0	160.5	2,763.5
Residential mortgage-backed securities	—	2,088.0	27.6	2,115.6
Commercial mortgage-backed securities	—	1,342.6	6.4	1,349.0
Other asset-backed securities	—	245.1	10.8	255.9
Total fixed maturities, including securities pledged	1,216.0	23,034.9	506.8	24,757.7
Equity securities, available-for-sale	11.8	—	7.0	18.8
Derivatives:
Interest rate contracts	—	1,143.9	—	1,143.9
Foreign exchange contracts	—	21.4	—	21.4
Equity contracts	14.5	273.7	8.0	296.2
Credit contracts	—	2.2	—	2.2
Embedded derivative on reinsurance	—	2.1	—	2.1
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,871.8	1.4	—	1,873.2
Assets held in separate accounts	32,495.1	—	—	32,495.1
Total assets	$35,609.2	$24,479.6	$521.8	$60,610.6
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$1,647.7	$1,647.7
GMAB/GMWB/GMWBL(2)	—	—	2,081.0	2,081.0
Other derivatives:
Interest rate contracts	0.8	360.1	—	360.9
Foreign exchange contracts	—	21.4	—	21.4
Equity contracts	—	104.6	—	104.6
Credit contracts	—	11.1	—	11.1
Embedded derivative on reinsurance	—	248.7	—	248.7
Total liabilities	$0.8	$745.9	$3,728.7	$4,475.4
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,049.2	$9.5	$—	$1,058.7
U.S. Government agencies and authorities	—	81.9	—	81.9
State, municipalities and political subdivisions	—	360.5	—	360.5
U.S. corporate public securities	—	10,871.2	0.7	10,871.9
U.S. corporate private securities	—	2,067.1	327.3	2,394.4
Foreign corporate public securities and foreign governments(1)	—	2,791.8	1.2	2,793.0
Foreign corporate private securities(1)	—	2,481.0	145.0	2,626.0
Residential mortgage-backed securities	—	1,856.5	28.6	1,885.1
Commercial mortgage-backed securities	—	1,331.3	12.1	1,343.4
Other asset-backed securities	—	252.0	11.3	263.3
Total fixed maturities, including securities pledged	1,049.2	22,102.8	526.2	23,678.2
Equity securities, available-for-sale	12.5	—	6.7	19.2
Derivatives:
Interest rate contracts	—	530.8	—	530.8
Foreign exchange contracts	—	42.6	—	42.6
Equity contracts	56.2	161.8	5.7	223.7
Credit contracts	—	2.3	—	2.3
Embedded derivative on reinsurance	—	(15.6)	—	(15.6)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,947.2	1.4	—	1,948.6
Assets held in separate accounts	33,355.5	—	—	33,355.5
Total assets	$36,420.6	$22,826.1	$538.6	$59,785.3
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$1,779.1	$1,779.1
GMAB/GMWB/GMWBL(2)	—	—	1,849.0	1,849.0
Other derivatives:
Interest rate contracts	0.7	120.1	—	120.8
Foreign exchange contracts	—	12.3	—	12.3
Equity contracts	11.7	53.9	—	65.6
Credit contracts	—	5.9	—	5.9
Embedded derivative on reinsurance	—	10.2	—	10.2
Total liabilities	$12.4	$202.4	$3,628.1	$3,842.9
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three months ended March 31, 2016 and 2015. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Three Months Ended March 31, 2016
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$0.7	$—	$(0.1)	$—	$—	$—	$—	$—	$—	$0.6	$—
U.S. corporate private securities	327.3	(0.1)	6.9	0.3	—	(14.0)	(32.1)	18.6	(7.2)	299.7	(0.1)
Foreign corporate public securities and foreign governments(1)	1.2	—	—	—	—	—	—	—	—	1.2	—
Foreign corporate private securities(1)	145.0	—	3.3	—	—	(0.1)	(6.0)	23.8	(5.5)	160.5	—
Residential mortgage-backed securities	28.6	(1.0)	—	—	—	—	—	—	—	27.6	(1.0)
Commercial mortgage-backed securities	12.1	—	—	6.4	—	—	—	—	(12.1)	6.4	—
Other asset-backed securities	11.3	—	(0.2)	—	—	—	(0.3)	—	—	10.8	—
Total fixed maturities, including securities pledged	526.2	(1.1)	9.9	6.7	—	(14.1)	(38.4)	42.4	(24.8)	506.8	(1.1)
Equity securities, available-for-sale	6.7	—	0.3	—	—	—	—	—	—	7.0	—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,779.1)	163.8	—	—	(76.9)	—	44.5	—	—	(1,647.7)	—
GMWB/GMAB/GMWBL(2)	(1,849.0)	(195.0)	—	—	(37.1)	—	0.1	—	—	(2,081.0)	—
Other derivatives, net	5.7	(5.5)	—	7.8	—	—	—	—	—	8.0	2.2
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	—	—	—	—	—	—	—	—	—
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Three Months Ended March 31, 2015
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of March 31	Change in Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$81.5	$—	$1.3	$18.8	$—	$—	$(0.1)	$—	$—	$101.5	$—
U.S. corporate private securities	232.5	(0.1)	0.3	8.7	—	—	(24.9)	27.9	—	244.4	—
Foreign corporate public securities and foreign governments(1)	—	—	—	1.3	—	—	—	—	—	1.3	—
Foreign corporate private securities(1)	147.3	0.1	(0.8)	2.7	—	—	(3.3)	21.4	—	167.4	—
Residential mortgage-backed securities	31.3	(0.7)	—	—	—	—	(0.1)	1.9	—	32.4	(0.6)
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	0.9	—	—	—	—	—	(0.3)	—	—	0.6	—
Total fixed maturities, including securities pledged	493.5	(0.7)	0.8	31.5	—	—	(28.7)	51.2	—	547.6	(0.6)
Equity securities, available-for-sale	—	—	—	—	—	—	—	—	—	—	—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,924.4)	(44.1)	—	—	(40.4)	—	40.1	—	—	(1,968.8)	—
GMWB/GMAB/GMWBL(2)	(1,564.4)	(228.7)	—	—	(40.5)	—	0.2	—	—	(1,833.4)	—
Other derivatives, net	31.2	(9.6)	—	5.0	—	—	(8.6)	—	—	18.0	(13.2)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1.8	—	—	—	—	—	—	—	—	1.8	—
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three months ended March 31, 2016 and 2015, the transfers in and out of Level 3 for fixed maturities, were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of March 31, 2016:

Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA
Long-term equity implied volatility	15% to 25%		15% to 25%		—
Interest rate implied volatility	0.2% to 17%		0.2% to 17%		—
Correlations between:
Equity Funds	48% to 98%		48% to 98%		—
Equity and Fixed Income Funds	-38% to 62%		-38% to 62%		—
Interest Rates and Equity Funds	-32% to 17%		-32% to 17%		—
Nonperformance risk	0.23% to 1.6%		0.23% to 1.6%		0.23% to 1.6%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—
Partial Withdrawals	0% to 10%		0% to 10%		0% to 10%
Lapses	0.08% to 22%	(3)(4)	0.08% to 25%	(3)(4)	0% to 60%	(3)
Mortality	—	(5)	—	(5)	—	(5)

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 37% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, the Company assumes that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money." The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of March 31, 2016 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money		Total	Average Expected Delay (Years)**
< 60	$2.1	$—	*	$2.1	8.9
60-69	5.9	—	*	5.9	4.0
70+	5.4	0.1		5.5	2.3
	$13.4	$0.1		$13.5	4.8
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
(4) The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of March 31, 2016 (account value amounts are in $ billions).

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value		Lapse Range
During Surrender Charge Period
	In the Money**	$—	*	0.08% to 7.2%	$4.1		0.08% to 5.6%
	Out of the Money	—	*	0.41% to 7.9%	—	*	0.36% to 5.9%
After Surrender Charge Period
	In the Money**	—	*	2.5% to 22.5%	9.4		1.4% to 20.7%
	Out of the Money	—	*	11.9% to 24.8%	0.6		5.0% to 21.7%
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
* Less than $0.1
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

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value		Lapse Range
During Surrender Charge Period
	In the Money**	$—	*	0.08% to 7.2%	$4.9		0.08% to 5.6%
	Out of the Money	—	*	0.41% to 7.9%	—	*	0.36% to 5.9%
After Surrender Charge Period
	In the Money**	—	*	2.5% to 22.5%	8.8		1.4% to 20.7%
	Out of the Money	—	*	11.9% to 24.8%	0.6		5.0% to 21.7%
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$24,757.7	$24,757.7	$23,678.2	$23,678.2
Equity securities, available-for-sale	18.8	18.8	19.2	19.2
Mortgage loans on real estate	3,590.0	3,713.2	3,310.9	3,429.8
Policy loans	78.1	78.1	79.8	79.8
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,873.2	1,873.2	1,948.6	1,948.6
Derivatives	1,463.7	1,463.7	799.4	799.4
Other investments	48.6	48.6	48.6	48.6
Deposits from affiliates	155.8	156.7	155.3	156.3
Short-term loans to affiliate	215.0	215.0	—	—
Embedded derivative on reinsurance	2.1	2.1	(15.6)	(15.6)
Assets held in separate accounts	32,495.1	32,495.1	33,355.5	33,355.5
Liabilities:
Investment contract liabilities:
Deferred annuities(1)	19,514.2	19,721.6	19,274.7	19,367.9
Funding agreements with fixed maturities and guaranteed investment contracts	1,106.1	1,084.6	1,105.7	1,083.1
Supplementary contracts, immediate annuities and other	1,880.9	2,092.4	1,766.5	1,955.3
Derivatives:
Guaranteed benefit derivatives:
FIA	1,647.7	1,647.7	1,779.1	1,779.1
GMAB/GMWB/GMWBL	2,081.0	2,081.0	1,849.0	1,849.0
Other derivatives	498.0	498.0	204.6	204.6
Long-term debt	435.0	536.1	435.0	524.7
Embedded derivative on reinsurance	248.7	248.7	10.2	10.2
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

Deposits from affiliates: Fair value is estimated based on the fair value of the liabilities for the underlying contracts. Fair value is estimated by discounting cash flows, including associated expenses for maintaining the contracts, at rates, that are risk-free rates plus an adjustment for nonperformance risk. These liabilities are classified as Level 2.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2016
	DAC	VOBA	Total
Balance as of January 1, 2016	$2,100.2	$44.6	$2,144.8
Deferrals of commissions and expenses	36.5	—	36.5
Amortization:
Amortization(1)	193.3	(1.8)	191.5
Interest accrued(2)	21.6	0.6	22.2
Net amortization included in the Condensed Statements of Operations	214.9	(1.2)	213.7
Change due to unrealized capital gains/losses on available-for-sale securities	(342.7)	(10.9)	(353.6)
Balance as of March 31, 2016	$2,008.9	$32.5	$2,041.4

	2015
	DAC	VOBA	Total
Balance as of January 1, 2015	$2,212.9	$39.1	$2,252.0
Deferrals of commissions and expenses	23.2	—	23.2
Amortization:
Amortization	120.5	(2.3)	118.2
Interest accrued(2)	25.5	0.9	26.4
Net amortization included in the Condensed Statements of Operations	146.0	(1.4)	144.6
Change due to unrealized capital gains/losses on available-for-sale securities	(141.7)	(4.8)	(146.5)
Balance as of March 31, 2015	$2,240.4	$32.9	$2,273.3
(1) Includes loss recognition of $82.9 related to DAC and $0.4 related to VOBA.
(2) Interest accrued at the following rates for VOBA: 3.9% to 5.8% during 2016 and 4.5% to 5.8% during 2015.

Loss recognition related to Sales inducements to contract owners for the three months ended March 31, 2016 was $19.5. There was no loss recognition related to Sales inducements to contract owners for the three months ended March 31, 2015.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	March 31,
	2016	2015
Fixed maturities, net of OTTI	$1,098.9	$1,642.0
Equity securities, available-for-sale	3.4	3.8
Derivatives	10.0	12.2
DAC/VOBA, Sales inducements and Other intangibles adjustments on available-for-sale securities	(633.0)	(887.4)
Other	(35.7)	(35.5)
Unrealized capital gains (losses), before tax	443.6	735.1
Deferred income tax asset (liability)	54.9	(89.4)
Unrealized capital gains (losses), after tax	498.5	645.7
Pension and other postretirement benefits liability, net of tax	0.6	0.7
AOCI	$499.1	$646.4

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Statements of Operations, were as follows for the periods indicated:

	Three Months Ended March 31, 2016
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$688.0		$(216.0)	(3)	$472.0
Equity securities	(0.4)		0.1		(0.3)
Other	0.2		(0.1)		0.1
OTTI	1.3		(0.5)		0.8
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	2.8		(1.0)		1.8
DAC/VOBA, Sales inducements and Other intangibles	(451.7)	(1)	158.1		(293.6)
Change in unrealized gains/losses on available-for-sale securities	240.2		(59.4)		180.8

Derivatives:
Derivatives	(1.8)	(2)	0.6		(1.2)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—		—
Change in unrealized gains/losses on derivatives	(1.8)		0.6		(1.2)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	(0.1)		—		(0.1)
Change in pension and other postretirement benefits liability	(0.1)		—		(0.1)
Change in Other comprehensive income (loss)	$238.3		$(58.8)		$179.5

(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Financial Statements for additional information.
(3) Amount includes $24.7 valuation allowance. See the Income Taxes Note to these Condensed Financial Statements for additional information.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2015
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$253.0		$(106.3)	(3)	$146.7
Equity securities	0.2		(0.1)		0.1
Other	—		—		—
OTTI	2.1		(0.7)		1.4
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	(1.6)		0.6		(1.0)
DAC/VOBA, Sales inducements and Other intangibles	(173.4)	(1)	60.7		(112.7)
Change in unrealized gains/losses on available-for-sale securities	80.3		(45.8)		34.5

Derivatives:
Derivatives	4.6	(2)	(1.6)		3.0
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—		—
Change in unrealized gains/losses on derivatives	4.6		(1.6)		3.0

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	(0.1)		—		(0.1)
Change in pension and other postretirement benefits liability	(0.1)		—		(0.1)
Change in Other comprehensive income (loss)	$84.8		$(47.4)		$37.4

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Income Taxes

The Company's effective tax rate for the three months ended March 31, 2016 was 35.0%. The effective tax rate did not differ from the statutory rate of 35.0% for the three months ended March 31, 2016 due to the effect that certain amounts were allocated to other comprehensive income in accordance with the exception described in ASC 740-20-45-7.

The Company's effective tax rate for the three months ended March 31, 2015 was 35.0%.The effective tax rate did not differ from the statutory rate of 35.0% for the three months ended March 31, 2015 due to the effect that certain amounts were allocated to other comprehensive income in accordance with the exception described in ASC 740-20-45-7.

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

Tax Regulatory Matters

During April 2016, the Internal Revenue Service ("IRS") completed its examination of Voya Financial, Inc.'s consolidated return (including the Company) through tax year 2014. The 2014 audit settlement did not have a material impact on the Company. Voya Financial, Inc. (including the Company) is currently under audit by the IRS, and it is expected that the examination of tax year 2015 will be finalized within the next twelve months. Voya Financial, Inc. (including the Company) and the IRS have agreed to participate in the Compliance Assurance Process for the tax years 2015 and 2016.

The Company does not expect any material changes in the amount of the unrecognized tax benefit of $5.5 within the next twelve months. The timing of a payment (if any) associated with the unrecognized tax benefit cannot be reliably estimated.

8.    Financing Agreements

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with Voya Financial, Inc., an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in January 2004 and based upon its renewal on January 14, 2014, expires on January 14, 2024, either party can borrow from the other up to 3.0% of the Company's statutory net admitted assets as of the preceding December 31. Effective January 2014, interest on any borrowing by either the Company or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

Under this agreement, the Company did not incur interest expense for the three months ended March 31, 2016 and 2015. The Company earned $0.2 in interest income for the three months ended March 31, 2016 and earned $0.1 in interest income for the three months ended March 31, 2015. As of March 31, 2016, the Company had an outstanding receivable of $215.0 and no outstanding payable. As of December 31, 2015, the Company did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement.

For information on the Company's additional financing agreements, see the Related Party Transactions Note in the Financial Statements in Part II, Item 8. in the Company's Annual Report on Form 10-K.

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

As of March 31, 2016 and December 31, 2015, the Company had off-balance sheet commitments to acquire mortgage loans of $242.1 and $323.6, respectively, and purchase limited partnerships and private placement investments of $389.9 and $285.9, respectively.

Federal Home Loan Bank Funding

The Company is a member of the FHLB of Des Moines and is required to maintain collateral to back funding agreements issued to the FHLB. As of March 31, 2016 and December 31, 2015, the Company had $950.3 and $950.4, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB. These non-putable funding agreements are included in Future policy benefits and contract owner account balances on the Condensed Balance Sheets. As of March 31, 2016 and December 31, 2015, assets with a market value of $1.1 billion collateralized the funding agreements to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Condensed Balance Sheets.

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

	March 31, 2016	December 31, 2015
Fixed maturity collateral pledged to FHLB	$1,093.3	$1,096.0
FHLB restricted stock(1)	48.0	48.0
Other fixed maturities-state deposits	11.5	11.5
Securities pledged(2)	730.8	672.4
Total restricted assets	$1,883.6	$1,827.9
(1) Reported in Other investments on the Condensed Balance Sheets.
(2) Includes the fair value of loaned securities of $242.7 and $147.9 as of March 31, 2016 and December 31, 2015, respectively. In addition, as of March 31, 2016 and December 31, 2015, the Company delivered securities as collateral of $488.1 and $524.5, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2016, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, is not material to the Company.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

10.    Related Party Transactions

Operating Agreements

For the three months ended March 31, 2016 and 2015, revenues with affiliated entities related to the operating agreements disclosed in the Related Party Transactions Note in the Financial Statements in Part II, Item 8. in the Company's Annual Report on Form 10-K were $35.1 and $42.2, respectively. For the three months ended March 31, 2016 and 2015, expenses with affiliated entities related to the aforementioned operating agreements were $96.8 and $105.3, respectively.

Reinsurance Agreements

Reinsurance Ceded

As of March 31, 2016 and December 31, 2015, total reserves ceded to affiliates were $5,300.6 and $5,019.9, respectively. For the three months ended March 31, 2016 and 2015, premiums ceded to affiliates were $104.7 and $88.2, respectively.

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

Also effective June 30, 2008, the Company entered into a services agreement with SLDI, under which the Company provides certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement. For the three months ended March 31, 2016 and 2015, revenue related to the agreement was $2.4 and $2.9, respectively.

Effective July 1, 2009, the reinsurance agreement was amended and restated to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to the Company, and the Company deposited those assets into a funds withheld trust account. As of March 31, 2016 and December 31, 2015, the assets on deposit in the trust account were $7.2 billion and $6.6 billion, respectively. The Company also established a corresponding funds withheld liability to SLDI, which is included in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets. Funds held under reinsurance treaties with affiliates related to this agreement had a balance of $7.0 billion and $6.6 billion as of March 31, 2016 and December 31, 2015, respectively. In addition, as of March 31, 2016 and December 31, 2015, the Company had an embedded derivative with a value of $248.1 and $15.8, respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets.

Also effective July 1, 2009, the Company and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account. SLDI has retained its affiliate, Voya Investment Management LLC as sub-advisor for the funds withheld account.

Effective October 1, 2011, the Company and SLDI entered into an amended and restated automatic reinsurance agreement in order to provide more flexibility to the Company and SLDI with respect to the collateralization of the reserves related to the variable annuity guaranteed living benefits reinsured under the agreement. As of March 31, 2016 and December 31, 2015, reserves ceded by the Company under this agreement were $5.1 billion and $4.8 billion, respectively. In addition, a deferred loss in the amount of $278.0 and $283.3 as of March 31, 2016 and December 31, 2015, respectively, is included in Other assets on the Condensed Balance Sheets and is amortized over the period of benefit in Other expense in the Condensed Statements of Operations.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Reinsurance Assumed

As of March 31, 2016 and December 31, 2015, total reserves assumed from affiliates were $440.7 and $438.7, respectively. For the three months ended March 31, 2016 and 2015, premiums assumed from affiliates were $103.3 and $101.5, respectively.

Deposits Receivable

As of March 31, 2016 and December 31, 2015, deposits receivable from affiliates were $155.8 and $155.3, respectively.

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

The following discussion and analysis presents a review of our results of operations for the three months ended March 31, 2016 and 2015 and financial condition as of March 31, 2016 and December 31, 2015. This item should be read in its entirety and in conjunction with the Condensed Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K for the year ended December 31, 2015 ("Annual Report on Form 10-K").

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

We have identified the following accounting judgments and estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

•	Reserves for future policy benefits;

•	Deferred policy acquisition costs ("DAC"), value of business acquired ("VOBA") and deferred sales inducements ("DSI");

•	Valuation of investments and derivatives;

•	Impairments;

•	Income taxes; and

•	Contingencies.

In developing these accounting estimates, we make subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, we believe the amounts provided are appropriate based on the facts available upon preparation of the Condensed Financial Statements.

The above critical accounting estimates are described in the Business, Basis of Presentation and Significant Accounting Policies Note in our Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K.

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
We also review the recoverability of DAC, VOBA and DSI balances each period. These assets are deemed to be unrecoverable if the estimated gross profits do not exceed these balances and a write-down is recorded as loss recognition. During the three months ended March 31, 2016, we recognized loss recognition of $102.8 million before income taxes, of which $83.3 million and $19.5 million was recorded to Net amortization of DAC and VOBA; and Interest credited and other benefits to contract owners, respectively, in the Condensed Statements of Operations, with a corresponding decrease on the Condensed Balance Sheets to Deferred policy acquisition costs, Value of business acquired, and Sales inducements to contract owners. We also established premium deficiency reserves of $6.2 million before tax related to certain payout annuity contracts, which was recorded as an increase in Policyholder benefits and contract owner balances with a corresponding increase in Deposits and reinsurance recoverable, as the reserves are ceded to an affiliate on a 100% coinsurance and coinsurance funds withheld basis. As a result, the establishment of this premium deficiency reserve had no impact on the Condensed Statements of Operations for the three months ended March 31, 2016.

Income Taxes

The Company's effective tax rate for the three months ended March 31, 2016 was 35.0%. The effective tax rate did not differ from the statutory rate of 35.0% for the three months ended March 31, 2016 due to the effect that certain amounts were allocated to Other comprehensive income in accordance with the exception described in ASC 740-20-45-7.

The Company's effective tax rate for the three months ended March 31, 2015 was 35.0%. The effective tax rate did not differ from the statutory rate of 35.0% for the three months ended March 31, 2015 due to the effect that certain amounts were allocated to Other comprehensive income in accordance with the exception described in ASC 740-20-45-7.

Results of Operations

($ in millions)	Three Months Ended March 31,
	2016	2015
Revenues:
Net investment income	$326.4	$320.1
Fee income	153.7	185.1
Premiums	119.1	118.8
Net realized capital gains (losses):
Total other-than-temporary impairments	(2.1)	(0.3)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	0.5	0.7
Net other-than-temporary impairments recognized in earnings	(2.6)	(1.0)
Other net realized capital gains (losses)	101.3	(224.2)
Total net realized capital gains (losses)	98.7	(225.2)
Other revenue	4.9	5.5
Total revenues	702.8	404.3
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	785.4	432.3
Operating expenses	120.6	121.2
Net amortization of Deferred policy acquisition costs and Value of business acquired	(213.7)	(144.6)
Interest expense	7.0	6.9
Other expense	4.4	8.7
Total benefits and expenses	703.7	424.5
Income (loss) before income taxes	(0.9)	(20.2)
Income tax expense (benefit)	(0.3)	(7.1)
Net income (loss)	$(0.6)	$(13.1)

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

Our Net income (loss) for the three months ended March 31, 2016 reflected a lower loss than the prior period due to favorable changes in Total net realized capital gains (losses) and Net amortization of DAC and VOBA and an increase in Net investment income, mostly offset by an increase in Interest credited and other benefits to contract owners/policyholders, a decrease in Fee income and a decrease in the Income tax benefit.

Revenues

Total revenues increased $298.5 million from $404.3 million to $702.8 million primarily due to favorable changes in Total net realized capital gains (losses) and an increase in Net investment income, partially offset by a decrease in Fee income.

Net investment income increased $6.3 million from $320.1 million to $326.4 million primarily due to growth in the general account assets, partially offset by lower prepayment fee income and lower alternative investment income and the impact of the continued low interest rate environment on reinvestment rates.

Fee income decreased $31.4 million from $185.1 million to $153.7 million primarily due to lower average separate account assets under management resulting from the continued runoff of our closed block of variable annuity business.

Total net realized capital gains (losses) increased $323.9 million from a loss of $225.2 million to a gain of $98.7 million primarily due to favorable changes in the fair value of embedded derivatives on product guarantees and favorable changes in annuity hedging derivatives. The favorable changes of $241.6 million in the fair value of embedded derivatives on variable annuity and fixed indexed annuity product guarantees (from a loss of $272.8 million in the prior period to a loss of $31.2 million in the current period) were due to favorable impacts resulting from nonperformance risk, partially offset by unfavorable impacts from interest rates, equity market movements and implied volatility. Under the variable annuity and fixed indexed annuity hedge programs, changes in equity and interest markets during the current period resulted in net favorable changes in equity, interest and foreign exchange derivatives of $91.1 million compared to the prior period (net gains of $144.6 million in the current period compared to net gains of $53.5 million during the prior period). A portion of these derivative gains were ceded to SLDI under the combined coinsurance and coinsurance funds withheld agreement (gains of $239.2 million for the current period compared to gains of $86.3 million for the prior period) and an offset was recorded to Interest credited and other benefits to contract owners/policyholders.

Benefits and Expenses

Total benefits and expenses increased $279.2 million from $424.5 million to $703.7 million primarily due to an increase in Interest credited and other benefits to contract owners/policyholders, partially offset by a favorable changes in Net amortization of DAC and VOBA and Other expense.

Interest credited and other benefits to contract owners/policyholders increased $353.1 million from $432.3 million to $785.4 million primarily due to the change in the amount of equity and interest rate derivative gains/losses transferred under the combined coinsurance and coinsurance funds withheld agreement with SLDI (the corresponding offsetting amount is reported in Total net realized capital gains (losses)) and the unfavorable change in the embedded derivative on the coinsurance funds withheld arrangements resulting from interest rate movements. Higher amortization of sales inducements, primarily due to loss recognition in the current period, as well as higher assumed claims from an affiliate due to higher claims volumes and higher loss ratios also contributed to the increase. These increases were partially offset by lower interest credited due to the continued run-off of our closed block of variable annuity business.

Net amortization of DAC and VOBA decreased $69.1 million from a benefit of $144.6 million to a benefit of $213.7 million primarily due to higher favorable amortization as a result of lower gross profits in the current period compared to the prior period, partially offset by loss recognition in the current period. See Critical Accounting Judgments and Estimates for further detail on the loss recognition of DAC and VOBA.

Other expense decreased $4.3 million from $8.7 million to $4.4 million primarily due to lower amortization on deferred reinsurance losses. Additionally, expenses incurred in the prior period related to the multi-year guaranteed fixed annuity contracts coinsurance agreement did not reoccur in the current period due to the recapture of this agreement in the third quarter of 2015.

Income Taxes

Income tax benefit decreased $6.8 million from a benefit of $7.1 million to a benefit of $0.3 million due to a decrease in loss before income taxes.

Financial Condition

Investments

See the Management’s Narrative Analysis of the Results of Operations and Financial Condition in our Financial Statements in Part II, Item. 7. of our Annual Report on Form 10-K for information on our investment strategy.

See the Investments Note in our Condensed Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q for more information on investments.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	March 31, 2016		December 31, 2015
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$23,390.5	75.2%	$22,458.4	76.9%
Fixed maturities, at fair value using the fair value option	636.4	2.0%	547.4	1.9%
Equity securities, available-for-sale	18.8	0.1%	19.2	0.1%
Short-term investments(1)	941.4	3.0%	1,069.4	3.7%
Mortgage loans on real estate	3,590.0	11.5%	3,310.9	11.3%
Policy loans	78.1	0.3%	79.8	0.3%
Limited partnerships/corporations	191.7	0.6%	186.3	0.6%
Derivatives	1,463.7	4.7%	799.4	2.7%
Other investments	48.6	0.2%	48.6	0.2%
Securities pledged	730.8	2.4%	672.4	2.3%
Total investments	$31,090.0	100.0%	$29,191.8	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	March 31, 2016
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$1,132.7	4.8%	$1,225.6	5.0%
U.S. Government agencies and authorities	80.4	0.3%	84.7	0.3%
State, municipalities and political subdivisions	384.6	1.6%	401.6	1.6%
U.S. corporate public securities	10,740.1	45.4%	11,298.9	45.6%
U.S. corporate private securities	2,345.2	10.0%	2,429.4	9.8%
Foreign corporate public securities and foreign governments(1)	2,784.5	11.8%	2,833.5	11.5%
Foreign corporate private securities(1)	2,645.4	11.2%	2,763.5	11.2%
Residential mortgage-backed securities	1,967.2	8.3%	2,115.6	8.5%
Commercial mortgage-backed securities	1,304.8	5.5%	1,349.0	5.5%
Other asset-backed securities	252.0	1.1%	255.9	1.0%
Total fixed maturities, including securities pledged	$23,636.9	100.0%	$24,757.7	100.0%
(1) Primarily U.S. dollar denominated.
	December 31, 2015
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$992.7	4.3%	$1,058.7	4.5%
U.S. Government agencies and authorities	79.4	0.3%	81.9	0.3%
State, municipalities and political subdivisions	359.1	1.5%	360.5	1.5%
U.S. corporate public securities	10,718.9	46.1%	10,871.9	45.9%
U.S. corporate private securities	2,365.0	10.2%	2,394.4	10.1%
Foreign corporate public securities and foreign governments(1)	2,826.9	12.2%	2,793.0	11.8%
Foreign corporate private securities(1)	2,592.9	11.2%	2,626.0	11.1%
Residential mortgage-backed securities	1,746.8	7.5%	1,885.1	8.0%
Commercial mortgage-backed securities	1,311.0	5.6%	1,343.4	5.7%
Other asset-backed securities	257.6	1.1%	263.3	1.1%
Total fixed maturities, including securities pledged	$23,250.3	100.0%	$23,678.2	100.0%
(1) Primarily U.S. dollar denominated.

As of March 31, 2016, the average duration of our fixed maturities portfolio, including securities pledged, is between 6.0 and 6.5 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management’s Narrative Analysis of the Results of Operations and Financial Condition in our Financial Statements in Part II, Item. 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	March 31, 2016
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,225.6	$—	$—	$—	$—	$—	$1,225.6
U.S. Government agencies and authorities	84.7	—	—	—	—	—	84.7
State, municipalities and political subdivisions	380.1	21.2	0.3	—	—	—	401.6
U.S. corporate public securities	6,232.5	4,625.5	355.9	74.3	2.4	8.3	11,298.9
U.S. corporate private securities	1,150.4	1,153.1	98.3	25.3	—	2.3	2,429.4
Foreign corporate public securities and foreign governments(1)	1,491.2	1,127.1	183.4	30.6	—	1.2	2,833.5
Foreign corporate private securities(1)	328.7	2,327.9	94.1	12.3	—	0.5	2,763.5
Residential mortgage-backed securities	2,026.7	21.3	3.5	15.5	18.6	30.0	2,115.6
Commercial mortgage-backed securities	1,346.6	—	—	2.4	—	—	1,349.0
Other asset-backed securities	230.5	7.5	13.8	3.0	1.1	—	255.9
Total fixed maturities	$14,497.0	$9,283.6	$749.3	$163.4	$22.1	$42.3	$24,757.7
% of Fair Value	58.5%	37.5%	3.0%	0.7%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2015
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,058.7	$—	$—	$—	$—	$—	$1,058.7
U.S. Government agencies and authorities	81.9	—	—	—	—	—	81.9
State, municipalities and political subdivisions	340.3	19.9	0.3	—	—	—	360.5
U.S. corporate public securities	5,854.3	4,568.0	346.1	93.9	—	9.6	10,871.9
U.S. corporate private securities	1,118.2	1,160.5	98.0	17.7	—	—	2,394.4
Foreign corporate public securities and foreign governments(1)	1,528.0	1,086.2	168.2	8.4	1.0	1.2	2,793.0
Foreign corporate private securities(1)	319.3	2,205.5	86.5	14.2	—	0.5	2,626.0
Residential mortgage-backed securities	1,812.3	7.0	3.8	15.8	18.0	28.2	1,885.1
Commercial mortgage-backed securities	1,339.7	—	1.1	2.6	—	—	1,343.4
Other asset-backed securities	237.1	8.3	5.4	11.3	1.2	—	263.3
Total fixed maturities	$13,689.8	$9,055.4	$709.4	$163.9	$20.2	$39.5	$23,678.2
% of Fair Value	57.8%	38.2%	3.0%	0.7%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	March 31, 2016
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$1,225.6	$—	$—	$—	$—	$1,225.6
U.S. Government agencies and authorities	84.7	—	—	—	—	84.7
State, municipalities and political subdivisions	39.7	250.5	89.9	21.2	0.3	401.6
U.S. corporate public securities	275.5	868.0	5,069.2	4,625.5	460.7	11,298.9
U.S. corporate private securities	91.1	38.5	904.4	1,298.1	97.3	2,429.4
Foreign corporate public securities and foreign governments(1)	37.1	356.3	1,109.0	1,115.9	215.2	2,833.5
Foreign corporate private securities(1)	—	9.9	442.7	2,202.8	108.1	2,763.5
Residential mortgage-backed securities	1,789.1	2.7	2.6	16.8	304.4	2,115.6
Commercial mortgage-backed securities	949.6	81.2	91.0	43.5	183.7	1,349.0
Other asset-backed securities	115.2	5.6	18.0	30.4	86.7	255.9
Total fixed maturities	$4,607.6	$1,612.7	$7,726.8	$9,354.2	$1,456.4	$24,757.7
% of Fair Value	18.6%	6.5%	31.2%	37.8%	5.9%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2015
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$1,058.7	$—	$—	$—	$—	$1,058.7
U.S. Government agencies and authorities	81.9	—	—	—	—	81.9
State, municipalities and political subdivisions	40.0	221.1	79.2	19.9	0.3	360.5
U.S. corporate public securities	224.4	775.3	4,834.3	4,568.0	469.9	10,871.9
U.S. corporate private securities	116.2	50.9	867.9	1,280.1	79.3	2,394.4
Foreign corporate public securities and foreign governments(1)	36.6	456.8	1,046.1	1,074.6	178.9	2,793.0
Foreign corporate private securities(1)	—	9.8	411.7	2,095.6	108.9	2,626.0
Residential mortgage-backed securities	1,604.1	6.6	2.9	17.9	253.6	1,885.1
Commercial mortgage-backed securities	853.0	148.8	99.3	52.0	190.3	1,343.4
Other asset-backed securities	115.6	6.5	18.3	23.0	99.9	263.3
Total fixed maturities	$4,130.5	$1,675.8	$7,359.7	$9,131.1	$1,381.1	$23,678.2
% of Fair Value	17.4%	7.1%	31.1%	38.6%	5.8%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, decreased $233.0 million from $470.8 million to $237.8 million for the three months ended March 31, 2016. The decrease in gross unrealized losses was primarily due to declining interest rates.

As of March 31, 2016 and December 31, 2015, we did not have any fixed maturities with an unrealized capital losses in excess of $10.0 million.

As of March 31, 2016 and December 31, 2015, we had $2.1 billion and $2.2 billion, fair value of energy sector fixed maturity securities, constituting 8.3% and 9.3%, of total fixed maturities portfolio, with gross unrealized capital losses of $107.9 million and $175.9 million, respectively. See the Investments Note in our Condensed Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

Subprime and Alt-A Mortgage Exposure

Pre-2008 vintage subprime and Alt-A mortgage collateral continues to distance itself from the credit crisis and payment performance reflects a housing market firmly entrenched in recovery. While collateral losses continue to be realized, the pace and magnitude at which losses are being realized are steadily decreasing. Serious delinquencies and other measures of performance, like prepayments and loan defaults, have also displayed sustained periods of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity have increased substantially since the credit crisis. Home prices have moved steadily higher, further supporting payment performance. Year-over-year home price measures, while at a lower magnitude than experienced in recent years, appear to have stabilized at sustainable levels, when measured on a nationwide basis. This backdrop remains supportive of continued improvement in overall borrower payment behavior.  In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of March 31, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $112.5 million, $112.0 million and $6.2 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2015, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $118.9 million, $116.3 million and $5.6 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of March 31, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $81.9 million, $73.1 million and $2.5 million, respectively, representing 0.3% of total fixed maturities including securities pledged, based on fair value. As of December 31, 2015, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $87.0 million, $76.0 million and $1.5 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value.

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and the percentage of delinquent loans declined through 2013 and the majority of 2014. In 2015 and the first quarter of 2016, this trend has generally continued (certain months did post marginal increases), leaving delinquency measures at multi-year lows. Other performance metrics like vacancies, property values and rent levels have also continued to improve, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. A robust environment for property refinancing was particularly supportive of improving credit performance metrics throughout much of the post-credit crisis period.  In the first quarter of 2016, however, this virtuous lending cycle was disrupted as the dislocation in corporate credit markets negatively impacted liquidity conditions in CMBS.  As a result, the new issuance market for CMBS slowed considerably during the quarter.  This dynamic, should it persist, is a risk for the overall performance health of the sectors and is being monitored closely for potential negative impacts. Spread performance in the first quarter of 2016 was volatile, reflecting the weak liquidity situation that evolved during the quarter.

For non-student loan consumer ABS, delinquency and loss rates have been maintained at levels considered low by historical standards and indicative of high credit quality. Relative strength in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.

As of March 31, 2016, the fair value, amortized cost and gross unrealized losses of our exposure to Other ABS, excluding subprime exposure, totaled $145.7 million, $141.5 million and $0.2 million, respectively. As of December 31, 2015, the fair value and amortized cost of our exposure to Other ABS, excluding subprime exposure, totaled $147.0 million and $142.8 million, respectively. There were no gross unrealized losses related to Other ABS.

As of March 31, 2016, Other ABS was broadly diversified both by type and issuer with credit card receivables and automobile receivables comprising 51.2% and 8.2%, respectively, of total Other ABS, excluding subprime exposure. There were no nonconsolidated collateralized loan obligations ("CLOs") related to Other ABS. As of December 31, 2015, Other ABS was broadly diversified both by type and issuer with credit card receivables, comprising 55.3%, of total Other ABS, excluding subprime exposure.There were no automobile receivables and nonconsolidated collateralized loan obligations ("CLOs") related to Other ABS.

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

As of March 31, 2016 and December 31, 2015 , our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 60.5% and 60.4%, respectively. See the Investments Note in our Condensed Financial Statements in Part I, Item I. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

Other-Than-Temporary Impairments

We evaluate available-for-sale fixed maturities and equity securities for impairment on a regular basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value. See the Business, Basis of Presentation and Significant Accounting Policies Note in our Financial Statements in Part II., Item 8. of our Annual Report on Form 10-K for the policy used to evaluate whether the investments are other-than-temporarily impaired.

During the three months ended March 31, 2016, we recorded $0.8 million of credit related OTTI of which the primary contributor was $0.3 million of write-downs recorded in the RMBS sector on securities collateralized by Alt-A residential mortgages. During the three months ended March 31, 2016, we recorded $1.8 million of intent related OTTI, which were primarily related to the intent to sell positions in energy sector public corporate credits either because of a commitment to sell or an expectation that we may be required to sell as a result of our investment guidelines. See the Investments Note in our Condensed Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q for further information on OTTI.

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

The United States and European Union continue to maintain sanctions against select Russian businesses in response to the ongoing conflict in eastern Ukraine.  We remain comfortable with our aggregate Russian exposure of $46.4 million, given its relatively small allocation in our total investment portfolio.

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

The following table presents our European exposures, for selected countries based on risk, at fair value and amortized cost as of March 31, 2016:

Selected Countries Fixed Maturities and Equity Securities
($ in millions)	Sovereign	Financial Institutions	Non-Financial Institutions		Total (Fair Value)		Total (Amortized Cost)
Ireland	$—	$—	$45.4	(1)	$45.4	(1)	$39.7
Italy	—	—	94.7		94.7		90.0
Spain	—	—	71.6		71.6		63.8
Total Peripheral Europe	$—	$—	$211.7		$211.7		$193.5
(1) Includes $0.4 million derivative assets.

We did not have any exposure to Greece or Portugal. Among the remaining $3.0 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of March 31, 2016, our sovereign exposure was $80.6 million, which consisted of fixed maturities. We also had $423.1 million in net exposure to non-peripheral financial institutions with a concentration in France of $92.1 million, The Netherlands of $87.2 million, Switzerland of $103.6 million and the United Kingdom of $102.3 million. The balance of $2.4 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration in the United Kingdom of $1,101.4 million, we had significant non-peripheral European total country exposures in The Netherlands of $391.8 million, in France of $345.8 million, in Germany of $295.2 million and in Switzerland of $335.3 million. We place additional scrutiny on our financial exposure in the United Kingdom, France, Switzerland and The Netherlands given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of the recovery of economic conditions in Europe.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of our statutory net admitted assets as of the preceding December 31. As of March 31, 2016, we had an outstanding receivable of $215.0 million and no outstanding payable. As of December 31, 2015, we did not have an outstanding receivable/payable from/to from Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either the Company or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 48.9% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS, collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12.0% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of March 31, 2016, we had securities lending obligations of $171.7 million, which represents approximately 0.3% of our general account statutory admitted assets. As of December 31, 2015 , we had securities lending obligations of $153.6 million, which represents approximately 0.2% of our general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the three months ended March 31, 2016 and 2015, we did not receive any capital contributions from our Parent.

During the three months ended March 31, 2016 and 2015, we did not pay a dividend or return of capital distribution on our common stock to our Parent.

Reinsurance Agreements

Reinsurance Ceded

As of March 31, 2016 and December 31, 2015, total reserves ceded to affiliates were $5.3 billion and $5.0 billion, respectively. For the three months ended March 31, 2016 and 2015, premiums ceded to affiliates were $104.7 million and $88.2 million, respectively.

Guaranteed Living Benefit — Coinsurance and Coinsurance Funds Withheld

Effective June 30, 2008, we entered into an automatic reinsurance agreement with an affiliate, SLDI, covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts issued by us on or after January 1, 2000.

Also effective June 30, 2008, we entered into a services agreement with SLDI, under which we provide certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement. For the three months ended March 31, 2016 and 2015, revenue related to the agreement was $2.4 million and $2.9 million, respectively.

Effective July 1, 2009, the reinsurance agreement was amended and restated to change the reinsurance basis from coinsurance to a combined coinsurance and coinsurance funds withheld basis. On July 31, 2009, SLDI transferred assets with a market value of $3.2 billion to us, and we deposited those assets into a funds withheld trust account. As of March 31, 2016 and December 31, 2015, the assets on deposit in the trust account were $7.2 billion and $6.6 billion, respectively. We also established a corresponding funds withheld liability to SLDI, which is included in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets. Funds held under reinsurance treaties with affiliates had a balance of $7.0 billion and $6.6 billion as of March 31, 2016 and December 31, 2015, respectively. In addition, as of March 31, 2016 and December 31, 2015, we had an embedded derivative with a value of $248.1 million and $15.8 million, respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets.

Also effective July 1, 2009, we and SLDI entered into an asset management services agreement, under which SLDI serves as asset manager for the funds withheld account. SLDI has retained its affiliate, Voya Investment Management LLC as sub-advisor for the funds withheld account.

Effective October 1, 2011, we and SLDI entered into an amended and restated automatic reinsurance agreement in order to provide more flexibility to us and SLDI with respect to the collateralization of the reserves related to the variable annuity guaranteed living benefits reinsured under the agreement. As of March 31, 2016 and December 31, 2015, reserves ceded by us under this agreement were $5.1 billion and $4.8 billion, respectively. In addition, a deferred loss in the amount of $278.0 million and $283.3 million as of March 31, 2016 and December 31, 2015, respectively, is included in Other assets on the Condensed Balance Sheets and is amortized over the period of benefit in Other expense in the Condensed Statements of Operations.

Reinsurance Assumed

As of March 31, 2016 and December 31, 2015, total reserves assumed from affiliates were $440.7 million and $438.7 million, respectively. For the three months ended March 31, 2016, premiums assumed from affiliates were $103.3 million and $101.5 million, respectively.

Deposits Receivable

As of March 31, 2016 and December 31, 2015, deposits receivable from affiliates were $155.8 million and $155.3 million, respectively.

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

Ratings actions affirmation and outlook changes by S&P, Moody's, Fitch and A.M. Best from December 31, 2015 through March 31, 2016 and subsequently through the date of this Quarterly Report on Form 10-Q are as follows:

•
On April 8, 2016, Fitch affirmed Voya's senior debt rating at 'BBB' and junior subordinated debt rating at 'BB+'. The financial strength ratings of the U.S. operating entities, including us, were also affirmed at "A". The rating outlook for all ratings is Stable.

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

.

As of the dates indicated, the guaranteed value of death benefits in excess of account values, was estimated to be as follows:

($ in millions)	March 31, 2016
Net amount at risk, before reinsurance	$6,556
Net amount at risk, net of reinsurance	6,178
($ in millions)	December 31, 2015
Net amount at risk, before reinsurance	$6,458
Net amount at risk, net of reinsurance	6,074

The increase in the guaranteed value of these death benefits was primarily driven by relatively flat equity markets which resulted in unfavorable fund performance net of deductions for fees during the three months ended March 31, 2016.

The additional liabilities recognized related to guaranteed minimum death benefits ("GMDB"), as of the dates indicated, were as follows:

($ in millions)	March 31, 2016
Separate account liability	$32,447.4
Additional liability balance	524.3
($ in millions)	December 31, 2015
Separate account liability	$33,321.3
Additional liability balance	517.2

The above additional liability recorded by us, net of reinsurance, represented the estimated net present value of our future obligation for guaranteed minimum death benefits in excess of account values. The decrease in the additional separate account liability and the increase in additional liability balance is mainly due to unfavorable fund performance.

The following guaranteed living benefits information is as of the dates indicated:

	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
($ in millions)	March 31, 2016
Net amount at risk, before reinsurance	$17	$6,457
Net amount at risk, net of reinsurance	17	—
($ in millions)	December 31, 2015
Net amount at risk, before reinsurance	$17	$5,087
Net amount at risk, net of reinsurance	17	—
(1)Guaranteed Minimum Accumulation Benefit ("GMAB")/Guaranteed Minimum Withdrawal Benefit ("GMWB")
(2)Guaranteed Minimum Income Benefit ("GMIB")/Guaranteed Minimum Withdrawal Benefit for Life ("GMWBL")

The net amount at risk for the reinsured living benefits is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contractholder over the current account value. The methodology used to calculate the net amount at risk partially reflects the current interest rate environment and also includes a provision for the expected mortality of the clients covered by these living benefits. The increase in the net amount at risk of these living benefits (GMIB/GMWBL) from December 31, 2015 to March 31, 2016 was primarily driven by lower interest rates.

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

The separate account liabilities subject to the requirements for additional reserve liabilities under ASC Topic 944 for minimum guaranteed benefits and the additional liabilities recognized related to minimum guarantees, by type, as of the dates indicated, were as follows:

	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
($ in millions)	March 31, 2016
Separate account liability	$569.6	$24,513.7
Additional liability balance, net of reinsurance	31.7	1,446.9
($ in millions)	December 31, 2015
Separate account liability	$593.5	$25,149.5
Additional liability balance, net of reinsurance	29.1	1,246.0

As of March 31, 2016 and December 31, 2015, the above additional liabilities for non-reinsured living benefits recorded by us, net of reinsurance, represent the estimated net present value of our future obligations for these benefits. The above additional liabilities for reinsured living benefits recorded by us, net of reinsurance, represent the present value of future claims less the present value of future attributed fees (GMWBLs) or the benefits ratio approach (GMIBs), less the reinsurance ceded reserve calculated under Accounting Standards Codification Topic 944. The additional liability for GMIBs was zero. The increase in the additional liability balance for reinsured living benefits corresponds to the increase in the GMWBL liability, which increased mainly due to a decrease in the interest rates during the three months ended March 31, 2016.

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

For further information on our Variable Annuity Guarantee Hedge program, see Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of our Annual Report on Form 10-K.

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

For further information on our Variable Annuity CHO program, see Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of our Annual Report on Form 10-K.

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

Off-Balance Sheet Arrangements

The Company has obligations for the return of non-cash collateral under a recent amendment to our securities lending program. Non-cash collateral received in connection with the securities lending program may not be sold or re-pledged by our lending agent, except in the event of default, and is not reflected on the Company’s Condensed Balance Sheets. For information regarding obligations under this new program, see the Investments Note in our Condensed Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q. Except for this item, there have been no material changes to our off-balance sheet arrangements since the filing of our Annual Report on Form 10-K.

Legislative and Regulatory Developments

In April 2016, the Department of Labor ("DOL") issued a final rule that will broaden the definition of "fiduciary" for purposes of the Employment Retirement Income Security Act ("ERISA") and the Internal Revenue Code, as it applies to a person or entity providing investment advice with respect to ERISA plans or IRAs. The rule expands the circumstances in which providers of investment advice to ERISA plan sponsors and plan participants, and IRA investors, are deemed to act in a fiduciary capacity. The rule requires such providers to act in their clients' "best interests", not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation that varies based on the fiduciary’s investment recommendation. As a consequence, certain business activities in which we and our affiliates currently engage, such as IRA rollovers and other IRA sales, will become subject to a heightened fiduciary standard when the rule begins to apply in April 2017. Where we and our affiliates are deemed to act in a fiduciary capacity, we and our affiliates will in certain cases need to modify our sales and compensation practices. While it is too early to predict what impact this rule will have on us, we expect the impact on most of our businesses to be relatively limited, with more substantial impact expected in our retail annuities and wealth management businesses conducted by our affiliates. See “Risk Factors—Changes to federal regulations could adversely affect our distribution model by restricting our ability, and our distributors’ ability, to provide customers with advice.” If the rule does slow IRA rollover activities, there may be a corresponding reduction in the sale of our annuity products for use as IRAs.
Item 4.    Controls and Procedures

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Financial Statements in Part I., Item 1. of this Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company’s potential risks and uncertainties, please see "Risk Factors" in Part I, Item IA. of our Annual Report on Form 10-K for the year ended December 31, 2015 (the "Annual Report on Form 10-K") filed with the SEC. In addition, please see "Management's Narrative Analysis of the Results of Operations and Financial Condition" in Part I, Item 2. of this Quarterly Report on Form 10-Q.

The following should be read in conjunction with and supplements and amends the risk factors described in our Annual Report on Form 10-K.

Changes to federal regulations could adversely affect our distribution model by restricting our ability, and our distributors’ ability, to provide customers with advice.

In April 2016, the DOL issued a final rule that will broaden the definition of "fiduciary" for purposes of ERISA and the Internal Revenue Code, as it applies to a person or entity providing investment advice with respect to ERISA plans or IRAs. The rule expands the circumstances in which providers of investment advice to ERISA plan sponsors and plan participants, and IRA investors, are deemed to act in a fiduciary capacity. The rule requires such providers to act in their clients' "best interests", not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation that varies based on the fiduciary’s investment recommendation. As a consequence, certain business activities in which we and our affiliates currently engage, such as IRA rollovers and other IRA sales, will become subject to a heightened fiduciary standard when the rule begins to apply in April 2017. Where we and our affiliates are deemed to act in a fiduciary capacity, we and our affiliates will in certain cases need to either modify our sales and compensation practices or find an applicable exemption.

The DOL concurrently adopted a "best interest contract exemption" (“BIC”) intended to enable continuation of certain existing industry practices relating to receipt of commissions and other compensation. While this exemption will enable us and our distributors to continue many historical practices - subject, among other things, to a heightened best interests standard and a requirement that compensation be “reasonable” - there are practical difficulties with relying on the exemption that we believe will limit its utility in certain markets, particularly for distributors of our annuity products who are not able to rely on the exemption because they do not do business through regulated financial institutions.

In addition, the proposed rule may make it easier for the DOL in enforcement actions, and for plaintiffs' attorneys in litigation, to attempt to extend fiduciary status to, or to claim fiduciary or contractual breach by, advisors who would not be deemed fiduciaries under current regulations. Compliance with the proposed rule could also increase our overall operational costs for providing some of the services we currently provide.

Item 6.    Exhibits

See Exhibit Index on page 76 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2016	Voya Insurance and Annuity Company
(Date)	(Registrant)

	By: /s/	David P. Wiland
David P. Wiland Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Voya Insurance and Annuity Company (the "Company")

Exhibit Index
Exhibit Number	Description of Exhibit
10+
Amended and Restated Services Agreement, made effective as of April 1, 2015, between the Company, the affiliated insurance companies and certain other affiliated companies specified in Exhibit B of the Agreement.

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

