Form 10-Q
period 2016-06-30
VOYA INSURANCE & ANNUITY Co
filed 2016-08-11
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ______________ to  ______________

Commission File Number: 001-32625

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of August 8, 2016, 250,000 shares of Common Stock, $10 par value, were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended June 30, 2016

As used in this Quarterly Report on Form 10-Q, "VIAC," the "Company," "we," "our" and "us" refer to Voya Insurance and Annuity Company.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations, including those relating to insurance regulatory reform initiatives applicable to captive reinsurance entities and those made pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act or the U.S. Department of Labor's final rules and exemptions pertaining to the fiduciary status of providers of investment advice; and (x) changes in the policies of governments and/or regulatory authorities. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" in the Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-32625) (the "Annual Report on Form 10-K") and "Risk Factors," in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-32625).

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
Condensed Balance Sheets
June 30, 2016 (Unaudited) and December 31, 2015
(In millions, except share and per share data)

	June 30, 2016	December 31, 2015
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $21,589.2 as of 2016 and $22,069.6 as of 2015)	$23,214.3	$22,458.4
Fixed maturities, at fair value using the fair value option	671.7	547.4
Equity securities, available-for-sale, at fair value (cost of $15.3 as of 2016 and $15.4 as of 2015)	20.1	19.2
Short-term investments	940.3	1,069.4
Mortgage loans on real estate, net of valuation allowance of $0.9 as of 2016 and $1.0 as of 2015	3,663.9	3,310.9
Policy loans	76.5	79.8
Limited partnerships/corporations	202.6	186.3
Derivatives	1,885.4	799.4
Other investments	48.7	48.6
Securities pledged (amortized cost of $740.2 as of 2016 and $633.3 as of 2015)	837.6	672.4
Total investments	31,561.1	29,191.8
Cash and cash equivalents	1,335.6	646.5
Short-term investments under securities loan agreements, including collateral delivered	634.6	232.7
Accrued investment income	236.6	239.3
Deposits and reinsurance recoverable	6,257.4	5,645.9
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	2,251.3	2,576.4
Due from affiliates	22.3	27.5
Deferred income taxes	—	94.8
Other assets	339.2	337.5
Assets held in separate accounts	32,132.2	33,355.5
Total assets	$74,770.3	$72,347.9

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Balance Sheets
June 30, 2016 (Unaudited) and December 31, 2015
(In millions, except share and per share data)

	June 30, 2016	December 31, 2015
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$28,742.1	$27,749.8
Payable for securities purchased	23.9	108.1
Payables under securities loan agreements, including collateral held	1,853.3	656.1
Long-term debt	435.0	435.0
Due to affiliates	50.2	44.4
Funds held under reinsurance treaties with affiliates	7,832.4	6,797.1
Derivatives	665.4	204.6
Current income tax payable to Parent	66.2	27.6
Deferred income taxes	85.3	—
Other liabilities	137.8	153.4
Liabilities related to separate accounts	32,132.2	33,355.5
Total liabilities	72,023.8	69,531.6

Commitments and Contingencies (Note 9)

Shareholder's equity:
Common stock (250,000 shares authorized, issued and outstanding as of 2016 and 2015; $10 par value per share)	2.5	2.5
Additional paid-in capital	4,448.5	4,821.2
Accumulated other comprehensive income (loss)	618.9	319.6
Retained earnings (deficit)	(2,323.4)	(2,327.0)
Total shareholder's equity	2,746.5	2,816.3
Total liabilities and shareholder's equity	$74,770.3	$72,347.9

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Operations
For the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Net investment income	$346.9	$318.4	$673.3	$638.5
Fee income	157.6	190.0	311.3	375.1
Premiums	128.9	127.1	248.0	245.9
Net realized capital gains (losses):
Total other-than-temporary impairments	(1.5)	(4.9)	(3.6)	(5.2)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	0.8	0.3	1.3	1.0
Net other-than-temporary impairments recognized in earnings	(2.3)	(5.2)	(4.9)	(6.2)
Other net realized capital gains (losses)	(38.1)	168.4	63.2	(55.8)
Total net realized capital gains (losses)	(40.4)	163.2	58.3	(62.0)
Other revenue	4.6	6.1	9.5	11.6
Total revenues	597.6	804.8	1,300.4	1,209.1
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	610.0	(210.5)	1,395.4	221.8
Operating expenses	115.2	115.8	235.8	237.0
Net amortization of Deferred policy acquisition costs and Value of business acquired	(175.7)	516.0	(389.4)	371.4
Interest expense	7.0	7.1	14.0	14.0
Other expense	1.9	6.5	6.3	15.2
Total benefits and expenses	558.4	434.9	1,262.1	859.4
Income (loss) before income taxes	39.2	369.9	38.3	349.7
Income tax expense (benefit)	35.0	4.7	34.7	(2.4)
Net income (loss)	$4.2	$365.2	$3.6	$352.1

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$4.2	$365.2	$3.6	$352.1
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	220.9	(271.0)	458.0	(188.2)
Other-than-temporary impairments	1.2	1.4	2.5	3.5
Pension and other postretirement benefits liability	—	—	(0.1)	(0.1)
Other comprehensive income (loss), before tax	222.1	(269.6)	460.4	(184.8)
Income tax expense (benefit) related to items of other comprehensive income (loss)	102.3	(112.0)	161.1	(64.6)
Other comprehensive income (loss), after tax	119.8	(157.6)	299.3	(120.2)
Comprehensive income (loss)	$124.0	$207.6	$302.9	$231.9

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Changes in Shareholder’s Equity
For the Six Months Ended June 30, 2016 and 2015 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2016	$2.5	$4,821.2	$319.6	$(2,327.0)	$2,816.3
Comprehensive income (loss):
Net income (loss)	—	—	—	3.6	3.6
Other comprehensive income (loss), after tax	—	—	299.3	—	299.3
Total comprehensive income (loss)					302.9
Dividends paid and distributions of capital	—	(373.0)	—	—	(373.0)
Employee related benefits	—	0.3	—	—	0.3
Balance as of June 30, 2016	$2.5	$4,448.5	$618.9	$(2,323.4)	$2,746.5

Balance as of January 1, 2015	$2.5	$5,310.6	$609.0	$(2,301.9)	$3,620.2
Comprehensive income (loss):
Net income (loss)	—	—	—	352.1	352.1
Other comprehensive income (loss), after tax	—	—	(120.2)	—	(120.2)
Total comprehensive income (loss)					231.9
Dividends paid and distributions of capital	—	(492.0)	—	—	(492.0)
Employee related benefits	—	2.6	—	—	2.6
Balance as of June 30, 2015	$2.5	$4,821.2	$488.8	$(1,949.8)	$3,362.7

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2016 and 2015 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$519.4	$727.1
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	2,744.8	1,525.1
Equity securities, available-for-sale	0.2	—
Mortgage loans on real estate	280.8	167.6
Limited partnerships/corporations	10.7	15.3
Acquisition of:
Fixed maturities	(2,555.7)	(1,491.5)
Mortgage loans on real estate	(633.8)	(429.4)
Limited partnerships/corporations	(34.2)	(24.2)
Derivatives, net	(453.2)	(132.1)
Short-term investments, net	129.1	225.0
Policy loans, net	3.3	4.1
Collateral received (delivered), net	795.3	(26.8)
Other investments, net	0.2	0.3
Other, net	(1.7)	—
Net cash provided by (used in) investing activities	285.8	(166.6)
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,423.0	1,201.0
Maturities and withdrawals from investment contracts	(1,165.0)	(1,128.5)
(Settlements) receipts on deposit contracts	(1.1)	29.4
Excess tax benefits on share-based compensation	—	0.4
Dividends paid and distributions of capital	(373.0)	(492.0)
Net cash used in financing activities	(116.1)	(389.7)
Net increase in cash and cash equivalents	689.1	170.8
Cash and cash equivalents, beginning of period	646.5	362.4
Cash and cash equivalents, end of period	$1,335.6	$533.2

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

The accompanying Condensed Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2016, and its results of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015, and its changes in shareholder's equity and statements of cash flows for the six months ended June 30, 2016 and 2015, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2015 Balance Sheet is from the audited Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Therefore, these unaudited Condensed Financial Statements should be read in conjunction with the audited Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

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

Future Adoption of Accounting Pronouncements

Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which:

•	Introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments,

•	Modifies the impairment model for available-for-sale debt securities, and

•	Provides a simplified accounting model for purchased financial assets with credit deterioration since their origination.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The provisions of ASU 2016-13 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. Initial adoption of ASU 2016-13 is required to be reported on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, except for certain provisions that are required to be applied prospectively. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2016-13.

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

Financial Instruments - Recognition and Measurement
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

The provisions of ASU 2016-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption only permitted for certain provisions. Initial adoption of ASU 2016-01 is required to be reported on a modified retrospective basis, with a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption, except for certain provisions that are required to be applied prospectively. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2016-01.

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

During 2016, the FASB issued the following amendments to clarify the provisions and implementation guidance of ASU 2014-09:

•	ASU 2016-08, “Principal versus Agent Considerations”

•	ASU 2016-10, “Identifying Performance Obligations and Licensing”

•	ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients”

In August 2015, the FASB issued ASU 2015-14 to amend the effective date of ASU 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which is January 1, 2017. Initial adoption of ASU 2014-09 is required to be reported using either a retrospective or modified retrospective approach. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2014-09 and its amendments.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of June 30, 2016:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$943.0	$113.6	$—	$—	$1,056.6	$—
U.S. Government agencies and authorities	80.6	6.6	0.3	—	86.9	—
State, municipalities and political subdivisions	434.2	38.4	0.6	—	472.0	—
U.S. corporate public securities	10,392.1	935.8	32.2	—	11,295.7	4.1
U.S. corporate private securities	2,444.6	164.2	19.3	—	2,589.5	—
Foreign corporate public securities and foreign governments(1)	2,658.3	171.4	34.5	—	2,795.2	—
Foreign corporate private securities(1)	2,606.2	173.5	10.1	—	2,769.6	—

Residential mortgage-backed securities:
Agency	1,784.8	94.6	3.6	15.6	1,891.4	—
Non-Agency	292.6	44.3	3.7	6.3	339.5	17.4
Total Residential mortgage-backed securities	2,077.4	138.9	7.3	21.9	2,230.9	17.4
Commercial mortgage-backed securities	1,142.2	60.4	2.4	—	1,200.2	—
Other asset-backed securities	222.5	9.6	5.1	—	227.0	0.3

Total fixed maturities, including securities pledged	23,001.1	1,812.4	111.8	21.9	24,723.6	21.8
Less: Securities pledged	740.2	99.0	1.6	—	837.6	—
Total fixed maturities	22,260.9	1,713.4	110.2	21.9	23,886.0	21.8
Equity securities	15.3	4.8	—	—	20.1	—
Total fixed maturities and equity securities investments	$22,276.2	$1,718.2	$110.2	$21.9	$23,906.1	$21.8
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2016, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$502.7	$508.7
After one year through five years	5,274.3	5,582.9
After five years through ten years	8,181.8	8,651.1
After ten years	5,600.2	6,322.8
Mortgage-backed securities	3,219.6	3,431.1
Other asset-backed securities	222.5	227.0
Fixed maturities, including securities pledged	$23,001.1	$24,723.6

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of June 30, 2016 and December 31, 2015, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s condensed Shareholder’s equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
June 30, 2016
Communications	$1,088.7	$122.1	$2.5	$1,208.3
Financial	2,854.6	205.9	18.8	3,041.7
Industrial and other companies	8,741.4	680.0	20.9	9,400.5
Energy	1,862.3	112.2	39.2	1,935.3
Utilities	2,613.1	257.1	9.6	2,860.6
Transportation	585.5	49.4	1.9	633.0
Total	$17,745.6	$1,426.7	$92.9	$19,079.4

December 31, 2015
Communications	$1,147.2	$64.9	$17.9	$1,194.2
Financial	2,798.2	108.8	22.1	2,884.9
Industrial and other companies	8,778.0	282.1	165.9	8,894.2
Energy	2,357.3	32.2	175.9	2,213.6
Utilities	2,500.6	113.6	31.2	2,583.0
Transportation	571.8	17.0	13.8	575.0
Total	$18,153.1	$618.6	$426.8	$18,344.9

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of June 30, 2016 and December 31, 2015, approximately 45.7% and 46.6%, respectively, of the Company’s CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions through a lending agent for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of June 30, 2016 and December 31, 2015, the fair value of loaned securities was $246.0 and $147.9, respectively, and is included in Securities pledged on the Condensed Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of June 30, 2016 and December 31, 2015, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $179.9 and $153.6, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Balance Sheets. As of June 30, 2016 and December 31, 2015, liabilities to return collateral of $179.9 and $153.6, respectively, are included in Payables under securities loan agreements, including collateral held on the Condensed Balance Sheets.

During the first quarter of 2016 under an amendment to the securities lending program, the Company began accepting non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected in the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of June 30, 2016, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $74.4. As of December 31, 2015, the Company did not retain any securities as collateral.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	June 30, 2016 (1)	December 31, 2015
U.S. Treasuries	$19.9	$—
U.S. corporate public securities	152.2	73.5
Foreign corporate public securities and foreign governments	82.2	80.1
Payables under securities loan agreements	$254.3	$153.6
(1) Borrowings under securities lending transactions include both cash and non-cash collateral of $179.9 and $74.4, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits for any of its investments in VIEs. The Company did not provide any non-contractual financial support and its carrying value represents the Company's exposure to loss. The carrying value of the investments in VIEs was $202.6 and $1.2 as of June 30, 2016 and December 31, 2015, respectively; these investments are included in Limited partnerships/corporations on the Condensed Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Statements of Operations.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of June 30, 2016:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$—	$—		$—	$—		$—	$—	$—	$—
U.S. Government agencies and authorities	—	—		50.8	0.3		—	—	50.8	0.3
State, municipalities and political subdivisions	0.8	—	*	—	—		12.7	0.6	13.5	0.6
U.S. corporate public securities	93.9	1.0		132.8	9.7		416.3	21.5	643.0	32.2
U.S. corporate private securities	39.1	0.4		19.5	0.8		123.6	18.1	182.2	19.3
Foreign corporate public securities and foreign governments	47.3	1.9		82.4	5.7		207.8	26.9	337.5	34.5
Foreign corporate private securities	0.3	—	*	38.3	4.2		85.5	5.9	124.1	10.1
Residential mortgage-backed	173.9	2.0		59.0	0.5		86.3	4.8	319.2	7.3
Commercial mortgage-backed	18.9	0.1		20.9	0.5		1.5	1.8	41.3	2.4
Other asset-backed	0.2	—	*	11.7	—	*	71.5	5.1	83.4	5.1
Total	$374.4	$5.4		$415.4	$21.7		$1,005.2	$84.7	$1,795.0	$111.8
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
*Less than $0.1.

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 92.2% and 86.6% of the average book value as of June 30, 2016 and December 31, 2015, respectively.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
June 30, 2016
Six months or less below amortized cost	$758.6	$64.8	$32.9	$15.8	182	13
More than six months and twelve months or less below amortized cost	372.8	57.7	15.9	17.2	66	10
More than twelve months below amortized cost	651.7	1.2	29.1	0.9	195	1
Total	$1,783.1	$123.7	$77.9	$33.9	443	24

December 31, 2015
Six months or less below amortized cost	$4,611.3	$468.6	$131.4	$131.5	758	93
More than six months and twelve months or less below amortized cost	3,445.1	—	171.2	—	524	—
More than twelve months below amortized cost	450.4	16.4	32.4	4.3	158	3
Total	$8,506.8	$485.0	$335.0	$135.8	1,440	96

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses			Number of Securities
	< 20%	> 20%		< 20%	> 20%		< 20%	> 20%
June 30, 2016
U.S. Treasuries	$—	$—		$—	$—		—	—
U.S. Government agencies and authorities	51.1	—		0.3	—		1	—
State, municipalities and political subdivisions	14.1	—		0.6	—		3	—
U.S. corporate public securities	663.6	11.6		29.6	2.6		149	2
U.S. corporate private securities	180.8	20.7		12.4	6.9		17	2
Foreign corporate public securities and foreign governments	301.3	70.7		16.6	17.9		78	7
Foreign corporate private securities	118.1	16.1		5.9	4.2		14	4
Residential mortgage-backed	326.0	0.5		7.2	0.1		137	5
Commercial mortgage-backed	39.6	4.1		0.2	2.2		7	4
Other asset-backed	88.5	—		5.1	—		37	—
Total	$1,783.1	$123.7		$77.9	$33.9		443	24

December 31, 2015
U.S. Treasuries	$315.8	$—		$4.2	$—		8	—
U.S. Government agencies and authorities	49.6	—		0.3	—		1	—
State, municipalities and political subdivisions	221.0	—		5.2	—		117	—
U.S. corporate public securities	4,316.2	279.6		159.1	77.1		681	57
U.S. corporate private securities	769.5	41.2		33.3	11.6		90	4
Foreign corporate public securities and foreign governments	1,343.5	123.3		66.6	34.6		251	26
Foreign corporate private securities	734.2	38.0		50.4	11.5		81	5
Residential mortgage-backed	398.6	—	*	7.9	—	*	141	2
Commercial mortgage-backed	264.1	1.4		2.7	0.7		33	1
Other asset-backed	94.3	1.5		5.3	0.3		37	1
Total	$8,506.8	$485.0		$335.0	$135.8		1,440	96
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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the six months ended June 30, 2016 and the year ended December 31, 2015, the Company had no new troubled debt restructurings for private placement bonds or commercial mortgage loans.

As of June 30, 2016 and December 31, 2015, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company’s investment in mortgage loans as of the dates indicated:

	June 30, 2016			December 31, 2015
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$—	$3,664.8	$3,664.8	$3.7	$3,308.2	$3,311.9
Collective valuation allowance for losses	N/A	(0.9)	(0.9)	N/A	(1.0)	(1.0)
Total net commercial mortgage loans	$—	$3,663.9	$3,663.9	$3.7	$3,307.2	$3,310.9
N/A - Not Applicable

There were no impairments taken on the mortgage loan portfolio for the three and six months ended June 30, 2016 and 2015.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	June 30, 2016	December 31, 2015
Collective valuation allowance for losses, balance at January 1	$1.0	$0.8
Addition to (reduction of) allowance for losses	(0.1)	0.2
Collective valuation allowance for losses, end of period	$0.9	$1.0

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	June 30, 2016	December 31, 2015
Impaired loans without allowances for losses	$—	$3.7
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$—	$3.7
Unpaid principal balance of impaired loans	$—	$3.7

The following table presents information on restructured loans as of the dates indicated:

	June 30, 2016	December 31, 2015
Troubled debt restructured loans	$—	$3.7

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of June 30, 2016 or December 31, 2015.

There were no loans 30 days or less in arrears, with respect to principal and interest as of June 30, 2016. There were two loans 30 days or less in arrears, with respect to principal and interest as of December 31, 2015, with a total amortized cost of $2.1.

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

The following tables present information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended June 30,
	2016	2015
Impaired loans, average investment during the period (amortized cost) (1)	$—	$9.8
Interest income recognized on impaired loans, on an accrual basis (1)	—	0.1
Interest income recognized on impaired loans, on a cash basis (1)	—	0.2
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	0.1
(1) Includes amounts for Troubled debt restructured loans.
	Six Months Ended June 30,
	2016	2015
Impaired loans, average investment during the period (amortized cost) (1)	$1.8	$13.4
Interest income recognized on impaired loans, on an accrual basis (1)	—	0.3
Interest income recognized on impaired loans, on a cash basis (1)	—	0.4
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	0.3
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

The following table presents the LTV ratios as of the dates indicated:

	June 30, 2016(1)	December 31, 2015(1)
Loan-to-Value Ratio:
0% - 50%	$430.8	$399.9
> 50% - 60%	1,001.8	927.9
> 60% - 70%	1,897.4	1,772.0
> 70% - 80%	330.4	207.0
> 80% and above	4.4	5.1
Total Commercial mortgage loans	$3,664.8	$3,311.9
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	June 30, 2016(1)	December 31, 2015(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,879.0	$2,569.3
> 1.25x - 1.5x	604.1	505.3
> 1.0x - 1.25x	123.2	145.6
Less than 1.0x	28.2	40.4
Commercial mortgage loans secured by land or construction loans	30.3	51.3
Total Commercial mortgage loans	$3,664.8	$3,311.9
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	June 30, 2016(1)		December 31, 2015(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$870.4	23.8%	$763.0	23.0%
South Atlantic	909.6	24.8%	792.5	23.9%
Middle Atlantic	485.1	13.2%	467.2	14.1%
West South Central	426.9	11.6%	388.8	11.7%
Mountain	331.4	9.0%	334.1	10.1%
East North Central	377.4	10.3%	324.2	9.8%
New England	60.6	1.7%	58.2	1.8%
West North Central	135.2	3.7%	117.6	3.6%
East South Central	68.2	1.9%	66.3	2.0%
Total Commercial mortgage loans	$3,664.8	100.0%	$3,311.9	100.0%
(1) Balances do not include collective valuation allowance for losses.

	June 30, 2016(1)		December 31, 2015(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$1,085.3	29.6%	$1,125.1	33.9%
Industrial	951.4	26.0%	788.3	23.8%
Apartments	753.5	20.6%	615.2	18.6%
Office	628.4	17.1%	535.6	16.2%
Hotel/Motel	82.1	2.2%	83.3	2.5%
Mixed Use	31.4	0.9%	29.9	0.9%
Other	132.7	3.6%	134.5	4.1%
Total Commercial mortgage loans	$3,664.8	100.0%	$3,311.9	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	June 30, 2016(1)	December 31, 2015(1)
Year of Origination:
2016	$618.5	$—
2015	805.2	810.1
2014	557.1	557.9
2013	610.6	624.7
2012	173.5	232.8
2011	391.1	460.4
2010 and prior	508.8	626.0
Total Commercial mortgage loans	$3,664.8	$3,311.9
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

The following tables identify the Company’s credit-related and intent-related impairments included in the Condensed Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended June 30,
	2016			2015
	Impairment		No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$—		—	$—		—
Foreign corporate public securities and foreign governments(1)	0.9		1	4.2		2
Foreign corporate private securities(1)	0.1		1	0.4		1
Residential mortgage-backed	1.3		18	0.4		12
Commercial mortgage-backed	—		—	0.2		1
Other asset-backed	—	*	1	—		—
Equity	—		—	—		—
Total	$2.3		21	$5.2		16
(1) Primarily U.S. dollar denominated.
* Less than $0.1.

	Six Months Ended June 30,
	2016			2015
	Impairment		No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$0.2		1	$—		—
Foreign corporate public securities and foreign governments(1)	2.7		2	4.4		2
Foreign corporate private securities(1)	0.1		1	0.4		1
Residential mortgage-backed	1.9		26	1.2		19
Commercial mortgage-backed	—		—	0.2		1
Other asset-backed	—	*	1	—		—
Equity	—		—	—	*	1
Total	$4.9		31	$6.2		24
(1) Primarily U.S. dollar denominated.
*Less than $0.1.

The above tables include $2.3 and $3.1 of write-downs related to credit impairments for the three and six months ended June 30, 2016, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Statements of Operations. The remaining zero and $1.8 in write-downs for the three and six months ended June 30, 2016, respectively, are related to intent impairments.

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

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended June 30,
	2016			2015
	Impairment		No. of Securities	Impairment		No. of Securities
Foreign corporate public securities and foreign governments(1)	$—		—	$0.1		1
Residential mortgage-backed	—		—	—		—
Commercial mortgage-backed	—		—	0.2		1
Total	$—		—	$0.3		2
(1) Primarily U.S. dollar denominated.

	Six Months Ended June 30,
	2016			2015
	Impairment		No. of Securities	Impairment		No. of Securities
Foreign corporate public securities and foreign governments(1)	$1.8		1	$0.3		1
Residential mortgage-backed	—	*	2	—	*	1
Commercial mortgage-backed	—		—	0.2		1
Total	$1.8		3	$0.5		3
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended June 30,
	2016	2015
Balance at April 1	$26.9	$32.3
Additional credit impairments:
On securities previously impaired	1.0	0.2
Reductions:
Increase in cash flows	—	0.1
Securities sold, matured, prepaid or paid down	1.1	2.7
Balance at June 30	$26.8	$29.7

	Six Months Ended June 30,
	2016	2015
Balance at January 1	$27.2	$33.1
Additional credit impairments:
On securities previously impaired	1.8	1.0
Reductions:
Increase in cash flows	0.1	0.3
Securities sold, matured, prepaid or paid down	2.1	4.1
Balance at June 30	$26.8	$29.7

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fixed maturities	$303.2	$286.7	$602.9	$577.0
Equity securities, available-for-sale	1.1	0.4	1.7	0.8
Mortgage loans on real estate	50.5	36.8	90.1	73.1
Policy loans	1.3	1.2	2.7	2.4
Short-term investments and cash equivalents	0.1	—	0.3	0.1
Other	5.5	6.7	5.0	11.5
Gross investment income	361.7	331.8	702.7	664.9
Less: Investment expenses	14.8	13.4	29.4	26.4
Net investment income	$346.9	$318.4	$673.3	$638.5

As of June 30, 2016 and December 31, 2015, the Company had $0.7 and $1.7 of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.
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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fixed maturities, available-for-sale, including securities pledged	$6.4	$(2.5)	$3.6	$(0.8)
Fixed maturities, at fair value option	(20.3)	(29.7)	(32.9)	(36.8)
Derivatives	28.3	(384.2)	172.8	(330.7)
Embedded derivatives - fixed maturities	—	(2.6)	0.7	(3.1)
Guaranteed benefit derivatives	(54.8)	582.1	(86.0)	309.3
Other investments	—	0.1	0.1	0.1
Net realized capital gains (losses)	$(40.4)	$163.2	$58.3	$(62.0)
After-tax net realized capital gains (losses)	$(26.3)	$106.1	$37.8	$(40.3)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds on sales	$1,106.3	$515.2	$1,866.2	$715.4
Gross gains	24.7	5.8	54.7	7.4
Gross losses	19.5	1.4	52.6	3.3

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

Futures: Futures contracts are used to hedge against a decrease in certain equity indices. Such decreases may result in a decrease in variable annuity account values which would increase the possibility of the Company incurring an expense for guaranteed benefits in excess of account values. The Company also uses interest rate futures contracts to hedge its exposure to market risks due to changes in interest rates. The Company enters into exchange traded futures with regulated futures commissions that are members of the exchange. The Company also posts initial and variation margins, with the exchange, on a daily basis. The Company utilizes exchange-traded futures in non-qualifying hedging relationships. The Company also used futures contracts as a hedge against an increase in certain equity indices. Such increases may result in increased payments to the holders of fixed index annuity ("FIA") contracts. During the first quarter of 2016, the Company moved to a static hedging strategy for its FIA contracts and replaced futures contracts with equity options.

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

The Company's use of derivatives is limited mainly to economic hedging to reduce the Company's exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, exchange rate risk and equity market risk. Subsequent to June 30, 2016, the Company expanded its usage of derivative types by adding interest rate floors to manage its interest rate exposure. These derivative

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

results are ceded to Security Life of Denver International Limited ("SLDI") under the combined coinsurance and coinsurance funds withheld agreement. It is the Company's policy not to offset amounts recognized for derivative instruments and amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement, which provides the Company with the legal right of offset.

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	June 30, 2016			December 31, 2015
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$18.2	$1.7	$—	$18.2	$0.5	$—
Foreign exchange contracts	57.1	8.3	—	57.1	11.7	—
Fair value hedges:
Interest rate contracts	248.2	—	7.9	295.1	0.8	5.9
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	29,649.6	1,507.9	518.0	27,139.0	529.5	114.9
Foreign exchange contracts	1,032.2	39.5	14.7	967.0	30.9	12.3
Equity contracts	26,343.9	326.4	113.3	19,062.4	223.7	65.6
Credit contracts	1,185.0	1.6	11.5	1,230.0	2.3	5.9
Embedded derivatives:
Within fixed maturity investments	N/A	21.9	—	N/A	21.1	—
Within products	N/A	—	3,814.5	N/A	—	3,628.1
Within reinsurance agreements	N/A	16.5	485.6	N/A	(15.6)	10.2
Total		$1,923.8	$4,965.5		$804.9	$3,842.9
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of June 30, 2016 and December 31, 2015. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	June 30, 2016
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$1,185.0	$1.6	$11.5
Equity contracts	18,859.5	326.4	15.3
Foreign exchange contracts	1,089.3	47.8	14.7
Interest rate contracts	26,825.6	1,509.5	525.6
		1,885.3	567.1
Counterparty netting(1)		(523.9)	(523.9)
Cash collateral netting(1)		(1,192.6)	(35.7)
Securities collateral netting(1)		(107.1)	(2.0)
Net receivables/payables		$61.7	$5.5
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Balance Sheets. As of June 30, 2016, the Company held $1,236.4 of net cash collateral and pledged $17.7 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2015, the Company held $423.0 and $0.4 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of June 30, 2016, the Company delivered $591.6 of securities and held $109.7 securities as collateral. As of December 31, 2015, the Company delivered $524.5 of securities and held $12.9 of securities as collateral.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$0.1	$0.1	$0.2	$0.1
Foreign exchange contracts	0.3	0.2	0.5	0.4
Fair value hedges:
Interest rate contracts	(1.3)	1.0	(4.3)	(2.0)
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	238.6	(337.9)	603.2	(113.5)
Foreign exchange contracts	22.6	(28.1)	0.5	31.4
Equity contracts	(229.4)	(21.0)	(421.6)	(245.7)
Credit contracts	(2.6)	1.5	(5.7)	(1.4)
Embedded derivatives:
Within fixed maturity investments(2)	—	(2.6)	0.7	(3.1)
Within products(2)	(54.8)	582.1	(86.0)	309.3
Within reinsurance agreements(3)	(222.4)	219.8	(443.2)	127.5
Total	$(248.9)	$415.1	$(355.7)	$103.0
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Statements of Operations. For the three and six months ended June 30, 2016 and 2015, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Statements of Operations.
(3) Changes in value are included in Interest credited and other benefits to contract owners/policyholders in the Condensed Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of June 30, 2016, the fair values of credit default swaps of $1.6 and $11.5 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Balance Sheets. As of December 31, 2015, the fair values of credit default swaps of $2.3 and $5.9 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Balance Sheets. As of June 30, 2016, the maximum potential future net exposure to the Company was $175.0 in credit default swaps. As of December 31, 2015, the maximum potential future net exposure to the Company was $220.0 in credit default swaps. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,047.0	$9.6	$—	$1,056.6
U.S. Government agencies and authorities	—	86.9	—	86.9
State, municipalities and political subdivisions	—	472.0	—	472.0
U.S. corporate public securities	—	11,270.7	25.0	11,295.7
U.S. corporate private securities	—	2,253.1	336.4	2,589.5
Foreign corporate public securities and foreign governments(1)	—	2,794.8	0.4	2,795.2
Foreign corporate private securities(1)	—	2,618.4	151.2	2,769.6
Residential mortgage-backed securities	—	2,203.9	27.0	2,230.9
Commercial mortgage-backed securities	—	1,190.6	9.6	1,200.2
Other asset-backed securities	—	195.1	31.9	227.0
Total fixed maturities, including securities pledged	1,047.0	23,095.1	581.5	24,723.6
Equity securities, available-for-sale	12.8	—	7.3	20.1
Derivatives:
Interest rate contracts	0.1	1,509.5	—	1,509.6
Foreign exchange contracts	—	47.8	—	47.8
Equity contracts	—	312.5	13.9	326.4
Credit contracts	—	1.6	—	1.6
Embedded derivative on reinsurance	—	16.5	—	16.5
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,910.2	0.3	—	2,910.5
Assets held in separate accounts	32,132.2	—	—	32,132.2
Total assets	$36,102.3	$24,983.3	$602.7	$61,688.3
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$1,604.6	$1,604.6
GMAB/GMWB/GMWBL(2)	—	—	2,209.9	2,209.9
Other derivatives:
Interest rate contracts	0.4	525.5	—	525.9
Foreign exchange contracts	—	14.7	—	14.7
Equity contracts	97.9	15.2	0.2	113.3
Credit contracts	—	11.5	—	11.5
Embedded derivative on reinsurance	—	485.6	—	485.6
Total liabilities	$98.3	$1,052.5	$3,814.7	$4,965.5
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and six months ended June 30, 2016 and 2015. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended June 30, 2016
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$0.6	$(0.1)	$0.6	$—	$—	$(0.7)	$—	$24.6	$—	$25.0	$—
U.S. corporate private securities	299.7	(0.1)	7.2	26.1	—	—	(2.4)	5.9	—	336.4	(0.1)
Foreign corporate public securities and foreign governments(1)	1.2	(0.8)	—	—	—	—	—	—	—	0.4	(0.9)
Foreign corporate private securities(1)	160.5	(1.2)	4.6	—	—	(10.8)	(8.4)	6.5	—	151.2	—
Residential mortgage-backed securities	27.6	(0.7)	0.1	—	—	—	—	—	—	27.0	(0.7)
Commercial mortgage-backed securities	6.4	—	0.1	—	—	—	(1.1)	10.6	(6.4)	9.6	—
Other asset-backed securities	10.8	—	0.2	21.2	—	—	(0.3)	—	—	31.9	—
Total fixed maturities, including securities pledged:	506.8	(2.9)	12.8	47.3	—	(11.5)	(12.2)	47.6	(6.4)	581.5	(1.7)
Equity securities, available-for-sale	7.0	—	0.3	—	—	—	—	—	—	7.3	—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,647.7)	37.6	—	—	(45.6)	—	51.1	—	—	(1,604.6)	—
GMWB/GMAB/GMWBL(2)	(2,081.0)	(92.4)	—	—	(36.7)	—	0.2	—	—	(2,209.9)	—
Other derivatives, net	8.0	(1.3)	—	7.0	—	—	—	—	—	13.7	5.7
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	—	—	—	—	—	—	—	—	—
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2016
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$0.7	$(0.2)	$1.0	$—	$—	$(0.7)	$—	$24.2	$—	$25.0	$(0.1)
U.S. corporate private securities	327.3	(0.2)	14.2	32.3	—	(14.0)	(34.6)	18.6	(7.2)	336.4	(0.2)
Foreign corporate public securities and foreign governments(1)	1.2	(0.8)	—	—	—	—	—	—	—	0.4	(0.9)
Foreign corporate private securities(1)	145.0	—	6.0	—	—	(0.1)	(17.0)	20.5	(3.2)	151.2	—
Residential mortgage-backed securities	28.6	(1.7)	0.1	—	—	—	—	—	—	27.0	(1.7)
Commercial mortgage-backed securities	12.1	—	0.2	—	—	—	(2.7)	—	—	9.6	—
Other asset-backed securities	11.3	—	—	21.2	—	—	(0.6)	—	—	31.9	—
Total fixed maturities, including securities pledged	526.2	(2.9)	21.5	53.5	—	(14.8)	(54.9)	63.3	(10.4)	581.5	(2.9)
Equity securities, available-for-sale	6.7	—	0.6	—	—	—	—	—	—	7.3	—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,779.1)	201.4	—	—	(122.5)	—	95.6	—	—	(1,604.6)	—
GMWB/GMAB/GMWBL(2)	(1,849.0)	(287.4)	—	—	(73.8)	—	0.3	—	—	(2,209.9)	—
Other derivatives, net	5.7	(6.8)	—	14.8	—	—	—	—	—	13.7	8.0
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	—	—	—	—	—	—	—	—	—
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended June 30, 2015
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$53.5	$(0.1)	$—	$—	$—	$—	$—	$—	$(22.0)	$31.4	$(0.1)
U.S. corporate private securities	292.4	—	(6.6)	20.3	—	—	(24.9)	—	—	281.2	—
Foreign corporate public securities and foreign governments(1)	1.3	(4.2)	0.1	—	—	—	(0.5)	8.8	(1.3)	4.2	(4.2)
Foreign corporate private securities(1)	167.4	(0.5)	0.7	—	—	—	(20.3)	2.5	—	149.8	(0.5)
Residential mortgage-backed securities	32.4	(0.6)	(0.1)	—	—	—	(0.3)	—	(2.6)	28.8	(0.6)
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	0.6	—	—	11.9	—	—	—	—	(0.6)	11.9	—
Total fixed maturities, including securities pledged:	547.6	(5.4)	(5.9)	32.2	—	—	(46.0)	11.3	(26.5)	507.3	(5.4)
Equity securities, available-for-sale	—	—	—	—	—	—	—	—	—	—	—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,968.8)	57.9	—	—	(53.3)	—	56.6	—	—	(1,907.6)	—
GMWB/GMAB/GMWBL(2)	(1,833.4)	524.2	—	—	(37.1)	—	0.1	—	—	(1,346.2)	—
Other derivatives, net	18.0	(4.8)	—	5.9	—	—	(8.1)	—	—	11.0	(7.0)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1.8	—	—	—	—	—	—	—	—	1.8	—
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2015
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$53.8	$(0.1)	$(0.2)	$—	$—	$—	$(0.1)	$—	$(22.0)	$31.4	$(0.1)
U.S. corporate private securities	260.2	(0.1)	(4.8)	47.8	—	—	(49.8)	27.9	—	281.2	(0.1)
Foreign corporate public securities and foreign governments(1)	—	(4.2)	(0.3)	—	—	—	(2.1)	10.8	—	4.2	(4.2)
Foreign corporate private securities(1)	147.3	(0.3)	(0.1)	2.6	—	—	(23.7)	24.0	—	149.8	(0.5)
Residential mortgage-backed securities	31.3	(1.3)	(0.2)	—	—	—	(0.2)	1.8	(2.6)	28.8	(1.3)
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	0.9	—	—	11.9	—	—	(0.1)	—	(0.8)	11.9	—
Total fixed maturities, including securities pledged	493.5	(6.0)	(5.6)	62.3	—	—	(76.0)	64.5	(25.4)	507.3	(6.2)
Equity securities, available-for-sale	—	—	—	—	—	—	—	—	—	—	—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,924.4)	13.8	—	—	(93.7)	—	96.7	—	—	(1,907.6)	—
GMWB/GMAB/GMWBL(2)	(1,564.4)	295.5	—	—	(77.6)	—	0.3	—	—	(1,346.2)	—
Other derivatives, net	31.2	(14.4)	—	10.9	—	—	(16.7)	—	—	11.0	(20.2)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1.8	—	—	—	—	—	—	—	—	1.8	—
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and six months ended June 30, 2016 and 2015, the transfers in and out of Level 3 for fixed maturities, were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of June 30, 2016:

Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA
Long-term equity implied volatility	15% to 25%		15% to 25%		—
Interest rate implied volatility	0.2% to 18%		0.2% to 18%		—
Correlations between:
Equity Funds	48% to 98%		48% to 98%		—
Equity and Fixed Income Funds	-38% to 62%		-38% to 62%		—
Interest Rates and Equity Funds	-32% to 26%		-32% to 26%		—
Nonperformance risk	0.26% to 1.9%		0.26% to 1.9%		0.26% to 1.9%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—
Partial Withdrawals	0% to 10%		0% to 10%		0% to 10%
Lapses	0.08% to 22%	(3)(4)	0.08% to 25%	(3)(4)	0% to 60%	(3)
Mortality	—	(5)	—	(5)	—	(5)

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 38% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, the Company assumes that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money." The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of June 30, 2016 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money		Total	Average Expected Delay (Years)**
< 60	$2.0	$—	*	$2.0	8.8
60-69	5.8	0.1		5.9	3.9
70+	5.5	0.1		5.6	2.2
	$13.3	$0.2		$13.5	4.6
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
(4) The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of June 30, 2016 (account value amounts are in $ billions).

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value		Lapse Range
During Surrender Charge Period
	In the Money**	$—	*	0.08% to 7.2%	$3.5		0.08% to 5.6%
	Out of the Money	—	*	0.41% to 7.9%	—	*	0.36% to 5.9%
After Surrender Charge Period
	In the Money**	—	*	2.5% to 22.5%	9.9		1.4% to 20.7%
	Out of the Money	—	*	11.9% to 24.8%	0.6		5.0% to 21.7%
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$24,723.6	$24,723.6	$23,678.2	$23,678.2
Equity securities, available-for-sale	20.1	20.1	19.2	19.2
Mortgage loans on real estate	3,663.9	3,775.9	3,310.9	3,429.8
Policy loans	76.5	76.5	79.8	79.8
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,910.5	2,910.5	1,948.6	1,948.6
Derivatives	1,885.4	1,885.4	799.4	799.4
Other investments	48.7	48.7	48.6	48.6
Deposits from affiliates	156.4	157.1	155.3	156.3
Embedded derivative on reinsurance	16.5	16.5	(15.6)	(15.6)
Assets held in separate accounts	32,132.2	32,132.2	33,355.5	33,355.5
Liabilities:
Investment contract liabilities:
Deferred annuities(1)	19,654.2	19,956.8	19,274.7	19,367.9
Funding agreements with fixed maturities and guaranteed investment contracts	1,106.8	1,086.0	1,105.7	1,083.1
Supplementary contracts, immediate annuities and other	1,987.2	2,240.3	1,766.5	1,955.3
Derivatives:
Guaranteed benefit derivatives:
FIA	1,604.6	1,604.6	1,779.1	1,779.1
GMAB/GMWB/GMWBL	2,209.9	2,209.9	1,849.0	1,849.0
Other derivatives	665.4	665.4	204.6	204.6
Long-term debt	435.0	562.9	435.0	524.7
Embedded derivative on reinsurance	485.6	485.6	10.2	10.2
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2016
	DAC	VOBA	Total
Balance as of January 1, 2016	$2,100.2	$44.6	$2,144.8
Deferrals of commissions and expenses	67.4	—	67.4
Amortization:
Amortization(1)	366.0	(3.7)	362.3
Interest accrued(2)	25.9	1.2	27.1
Net amortization included in the Condensed Statements of Operations	391.9	(2.5)	389.4
Change due to unrealized capital gains/losses on available-for-sale securities	(647.7)	(18.6)	(666.3)
Balance as of June 30, 2016	$1,911.8	$23.5	$1,935.3

	2015
	DAC	VOBA	Total
Balance as of January 1, 2015	$2,212.9	$39.1	$2,252.0
Deferrals of commissions and expenses	46.4	—	46.4
Amortization:
Amortization	(422.0)	(5.2)	(427.2)
Interest accrued(2)	54.2	1.6	55.8
Net amortization included in the Condensed Statements of Operations	(367.8)	(3.6)	(371.4)
Change due to unrealized capital gains/losses on available-for-sale securities	269.9	11.4	281.3
Balance as of June 30, 2015	$2,161.4	$46.9	$2,208.3
(1) Includes loss recognition of $102.8 related to DAC and $0.5 related to VOBA.
(2) Interest accrued at the following rates for VOBA: 3.9% to 5.8% during 2016 and 2.2% to 5.8% during 2015.

Loss recognition related to Sales inducements to contract owners for the three and six months ended June 30, 2016 was $4.7 and $24.2, respectively. There was no loss recognition related to Sales inducements to contract owners for the three and six months ended June 30, 2015.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	June 30,
	2016	2015
Fixed maturities, net of OTTI	$1,700.6	$864.9
Equity securities, available-for-sale	4.8	3.7
Derivatives	9.6	10.9
DAC/VOBA, Sales inducements and Other intangibles adjustments on available-for-sale securities	(1,013.8)	(378.6)
Other	(35.5)	(35.4)
Unrealized capital gains (losses), before tax	665.7	465.5
Deferred income tax asset (liability)	(47.4)	22.6
Unrealized capital gains (losses), after tax	618.3	488.1
Pension and other postretirement benefits liability, net of tax	0.6	0.7
AOCI	$618.9	$488.8

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Statements of Operations, were as follows for the periods indicated:

	Three Months Ended June 30, 2016
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$607.0		$(237.2)	$369.8
Equity securities	1.3		(0.4)	0.9
Other	0.2		—	0.2
OTTI	1.2		(0.4)	0.8
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	(6.4)		2.2	(4.2)
DAC/VOBA, Sales inducements and Other intangibles	(380.8)		133.3	(247.5)
Change in unrealized gains/losses on available-for-sale securities	222.5		(102.5)	120.0

Derivatives:
Derivatives	(0.4)	(1)	0.2	(0.2)
Adjustments for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—	—
Change in unrealized gains/losses on derivatives	(0.4)		0.2	(0.2)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	—		—	—
Change in pension and other postretirement benefits liability	—		—	—
Change in Other comprehensive income (loss)	$222.1		$(102.3)	$119.8

(1) See the Derivative Financial Instruments Note to these Condensed Financial Statements for additional information.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2016
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,295.0		$(453.2)	$841.8
Equity securities	0.9		(0.3)	0.6
Other	0.4		(0.1)	0.3
OTTI	2.5		(0.9)	1.6
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	(3.6)		1.2	(2.4)
DAC/VOBA, Sales inducements and Other intangibles	(832.5)	(1)	291.4	(541.1)
Change in unrealized gains/losses on available-for-sale securities	462.7		(161.9)	300.8

Derivatives:
Derivatives	(2.2)	(2)	0.8	(1.4)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—	—
Change in unrealized gains/losses on derivatives	(2.2)		0.8	(1.4)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	(0.1)		—	(0.1)
Change in pension and other postretirement benefits liability	(0.1)		—	(0.1)
Change in Other comprehensive income (loss)	$460.4		$(161.1)	$299.3

(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Financial Statements for additional information.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2015
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(780.9)		$291.0	$(489.9)
Equity securities	(0.1)		0.1	—
Other	0.1		—	0.1
OTTI	1.4		(0.5)	0.9
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	2.4		(0.9)	1.5
DAC/VOBA, Sales inducements and Other intangibles	508.8		(178.1)	330.7
Change in unrealized gains/losses on available-for-sale securities	(268.3)		111.6	(156.7)

Derivatives:
Derivatives	(1.3)	(1)	0.4	(0.9)
Adjustments for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—	—
Change in unrealized gains/losses on derivatives	(1.3)		0.4	(0.9)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	—		—	—
Change in pension and other postretirement benefits liability	—		—	—
Change in Other comprehensive income (loss)	$(269.6)		$112.0	$(157.6)

(1) See the Derivative Financial Instruments Note to these Condensed Financial Statements for additional information.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2015
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(527.9)		$184.7	$(343.2)
Equity securities	0.1		—	0.1
Other	0.1		—	0.1
OTTI	3.5		(1.2)	2.3
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	0.8		(0.3)	0.5
DAC/VOBA, Sales inducements and Other intangibles	335.4	(1)	(117.4)	218.0
Change in unrealized gains/losses on available-for-sale securities	(188.0)		65.8	(122.2)

Derivatives:
Derivatives	3.3	(2)	(1.2)	2.1
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—	—
Change in unrealized gains/losses on derivatives	3.3		(1.2)	2.1

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	(0.1)		—	(0.1)
Change in pension and other postretirement benefits liability	(0.1)		—	(0.1)
Change in Other comprehensive income (loss)	$(184.8)		$64.6	$(120.2)

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Income Taxes

The Company's effective tax rates for the three and six months ended June 30, 2016 were 89.4% and 90.7%, respectively. The effective tax rates differed from the statutory rate of 35% for the three and six months ended June 30, 2016 due to an increase in the tax valuation allowance and the effect of the dividends received deduction ("DRD").

The Company's effective tax rates for the three and six months ended June 30, 2015 were 1.3% and (0.7)%, respectively. The effective tax rates differed from the statutory rate of 35% for the three and six months ended June 30, 2015 due to a decrease in the tax valuation allowance and the effect of the DRD.

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

Under this agreement, the Company did not incur interest expense for the three and six months ended June 30, 2016 and 2015. The Company earned interest income of $0.6 and $0.8 for the three and six months ended June 30, 2016, respectively, and earned interest income of $0.6 and $0.7 for the three and six months ended June 30, 2015, respectively. As of June 30, 2016 and December 31, 2015, the Company did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement.

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

As of June 30, 2016 and December 31, 2015, the Company had off-balance sheet commitments to acquire mortgage loans of $219.0 and $323.6, respectively, and purchase limited partnerships and private placement investments of $442.9 and $285.9, respectively.

Federal Home Loan Bank Funding

The Company is a member of the FHLB of Des Moines and is required to maintain collateral to back funding agreements issued to the FHLB. As of June 30, 2016 and December 31, 2015, the Company had $950.3 and $950.4, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB. These non-putable funding agreements are included in Future policy benefits and contract owner account balances on the Condensed Balance Sheets. As of June 30, 2016 and December 31, 2015, assets with a market value of $1.1 billion collateralized the funding agreements to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Condensed Balance Sheets.

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

	June 30, 2016	December 31, 2015
Fixed maturity collateral pledged to FHLB	$1,097.6	$1,096.0
FHLB restricted stock(1)	48.0	48.0
Other fixed maturities-state deposits	11.5	11.5
Securities pledged(2)	837.6	672.4
Total restricted assets	$1,994.7	$1,827.9
(1) Reported in Other investments on the Condensed Balance Sheets.
(2) Includes the fair value of loaned securities of $246.0 and $147.9 as of June 30, 2016 and December 31, 2015, respectively. In addition, as of June 30, 2016 and December 31, 2015, the Company delivered securities as collateral of $591.6 and $524.5, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2016, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, is not material to the Company.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

10.    Related Party Transactions

Operating Agreements

For the three and six months ended June 30, 2016, revenues with affiliated entities related to the operating agreements disclosed in the Related Party Transactions Note in the Financial Statements in Part II, Item 8. in the Company's Annual Report on Form 10-K were $35.7 and $70.8, respectively. For the three and six months ended June 30, 2015, revenues with affiliated entities related to the aforementioned operating agreements were $41.9 and $84.1, respectively. For the three and six months ended June 30, 2016, expenses with affiliated entities related to the aforementioned operating agreements were $93.6 and $190.4, respectively. For the three and six months ended June 30, 2015, expenses with affiliated entities related to the aforementioned operating agreements were $102.9 and $208.2, respectively.

Reinsurance Agreements

Reinsurance Ceded

As of June 30, 2016 and December 31, 2015, total reserves ceded to affiliates were $5,474.2 and $5,019.9, respectively. For the three and six months ended June 30, 2016, premiums ceded to affiliates were $94.0 and $198.7, respectively. For the three and six months ended June 30, 2015, premiums ceded to affiliates were $161.3 and $249.5, respectively.

Guaranteed Living Benefit — Coinsurance and Coinsurance Funds Withheld

The Company has an amended and restated automatic reinsurance agreement with an affiliate, SLDI, on a combined coinsurance and coinsurance funds withheld basis. The impacts of this agreement on the Condensed Balance Sheets as of the dates indicated are as follows:

	June 30, 2016	December 31, 2015
Assets on deposit in trust	$7,665.7	$6,632.1
Funds withheld liability to SLDI(1)	7,186.0	6,616.3
Embedded derivative(1)	479.7	15.8
Reserves ceded(2)	5,261.6	4,795.7
Deferred loss(3)	275.4	283.3
(1) Included in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets.
(2) Included in Deposits and reinsurance recoverable on the Condensed Balance Sheets.
(3) Included in Other assets on the Condensed Balance Sheets.

Effective July 1, 2016, SLDI acquired Roaring River II, Inc. ("RRII"), a Missouri life reinsurance captive, from its affiliate, ReliaStar Life Insurance Company and also effective July 1, 2016, RRII redomesticated from the State of Missouri to the State of Arizona. Effective July 1, 2016, the Company, SLDI and RRII entered into release, consent and novation agreements pursuant to which RRII assumed the variable annuity guaranteed living benefits previously reinsured to SLDI under the automatic reinsurance agreement; the services agreement from SLDI under which the Company provides certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the automatic reinsurance agreement; and SLDI's obligation to serve as asset manager for the funds withheld account under the asset management services agreement. The novation agreements had no impact on the financial statements of the Company.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Reinsurance Assumed

As of June 30, 2016 and December 31, 2015, total reserves assumed from affiliates were $426.6 and $438.7, respectively. For the three and six months ended June 30, 2016, premiums assumed from affiliates were $111.5 and $214.8, respectively. For the three and six months ended June 30, 2015, premiums assumed from affiliates were $109.6 and $211.1, respectively.

Deposits Receivable

As of June 30, 2016 and December 31, 2015, deposits receivable from affiliates were $156.4 and $155.3, respectively.

For further information regarding the Company’s reinsurance agreements with affiliates, refer to the Related Party Transactions Note in the Financial Statements in Part II, Item 8. in the Company's Annual Report on Form 10-K.

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

The following discussion and analysis presents a review of our results of operations for the three and six months ended June 30, 2016 and 2015 and financial condition as of June 30, 2016 and December 31, 2015. This item should be read in its entirety and in conjunction with the Condensed Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K for the year ended December 31, 2015 ("Annual Report on Form 10-K").

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

Assumptions and Periodic Review

Changes in assumptions can have a significant impact on DAC, VOBA, DSI, amortization rates, reserve levels and results of operations. Assumptions are management's best estimates of future outcome. We periodically review these assumptions against actual experience and, based on additional information that becomes available, update our assumptions.
We also review the recoverability of DAC, VOBA and DSI balances each period. These assets are deemed to be unrecoverable if the estimated gross profits do not exceed these balances and a write-down is recorded as loss recognition. During the three and six months ended June 30, 2016, we recognized loss recognition of $24.7 million and $127.5 million, respectively, before income taxes, of which $20.0 million and $103.3 million, respectively, was recorded to Net amortization of DAC and VOBA, and $4.7 million and $24.2 million, respectively, was recorded to Interest credited and other benefits to contract owners, in the Condensed Statements of Operations, with a corresponding decrease on the Condensed Balance Sheets to Deferred policy acquisition costs, Value of business acquired, and Sales inducements to contract owners. During the three and six months ended June 30, 2016, we also established premium deficiency reserves of $4.5 million and $10.7 million, respectively, before tax related to certain payout annuity contracts, which was recorded as an increase in Policyholder benefits and contract owner balances with a corresponding increase in Deposits and reinsurance recoverable, as the reserves are ceded to an affiliate on a 100% coinsurance and coinsurance funds withheld basis. As a result, the establishment of these premium deficiency reserves had no impact on the Condensed Statements of Operations for the three and six months ended June 30, 2016.

Income Taxes

Our effective tax rates for the three and six months ended June 30, 2016 were 89.4% and 90.7%, respectively. The effective tax rates differed from the statutory rate of 35% for the three and six months ended June 30, 2016 due to an increase in the tax valuation allowance and the effect of the dividends received deduction ("DRD").

Our effective tax rates for the three and six months ended June 30, 2015 were 1.3% and (0.7)%, respectively. The effective tax rates differed from the statutory rate of 35% for the three and six months ended June 30, 2015 due to a decrease in the tax valuation allowance and the effect of the DRD.

Results of Operations

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Net investment income	$346.9	$318.4	$673.3	$638.5
Fee income	157.6	190.0	311.3	375.1
Premiums	128.9	127.1	248.0	245.9
Net realized capital gains (losses):
Total other-than-temporary impairments	(1.5)	(4.9)	(3.6)	(5.2)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	0.8	0.3	1.3	1.0
Net other-than-temporary impairments recognized in earnings	(2.3)	(5.2)	(4.9)	(6.2)
Other net realized capital gains (losses)	(38.1)	168.4	63.2	(55.8)
Total net realized capital gains (losses)	(40.4)	163.2	58.3	(62.0)
Other revenue	4.6	6.1	9.5	11.6
Total revenues	597.6	804.8	1,300.4	1,209.1
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	610.0	(210.5)	1,395.4	221.8
Operating expenses	115.2	115.8	235.8	237.0
Net amortization of Deferred policy acquisition costs and Value of business acquired	(175.7)	516.0	(389.4)	371.4
Interest expense	7.0	7.1	14.0	14.0
Other expense	1.9	6.5	6.3	15.2
Total benefits and expenses	558.4	434.9	1,262.1	859.4
Income (loss) before income taxes	39.2	369.9	38.3	349.7
Income tax expense (benefit)	35.0	4.7	34.7	(2.4)
Net income (loss)	$4.2	$365.2	$3.6	$352.1

Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

Our Net income for the three months ended June 30, 2016 decreased $361.0 million from $365.2 million to $4.2 million primarily due to unfavorable changes in Interest credited and other benefits to contract owners/policyholders and Total net realized capital gains (losses), an increase in Income tax expense and a decrease in Fee Income, partially offset by a favorable change in Net amortization of DAC and VOBA, an increase in Net investment income and a decrease in Other expense.

Revenues

Total revenues decreased $207.2 million from $804.8 million to $597.6 million primarily due to unfavorable changes in Total net realized capital gains (losses) and a decrease in Fee income, partially offset by an increase in Net investment income.

Net investment income increased $28.5 million from $318.4 million to $346.9 million primarily due to growth in the general account assets, driven by positive net flows, and higher prepayment fee income, partially offset by lower alternative investment income and the impact of the continued low interest rate environment on reinvestment rates.

Fee income decreased $32.4 million from $190.0 million to $157.6 million primarily due to lower average separate account assets under management resulting from the continued runoff of our closed block of variable annuity business.

Total net realized capital gains (losses) changed $203.6 million from a gain of $163.2 million to a loss of $40.4 million primarily due to unfavorable changes in the fair value of embedded derivatives on product guarantees, partially offset by favorable changes in annuity hedging derivatives. The unfavorable changes of $636.9 million in the fair value of embedded derivatives on variable annuity and fixed indexed annuity product guarantees (from a gain of $582.1 million in the prior period to a loss of $54.8 million in the current period) were primarily due to unfavorable impacts from changes in interest rates and implied volatility, partially offset by favorable impacts resulting from nonperformance risk and equity market movements. Under the variable annuity and fixed indexed annuity hedge programs, changes in equity and interest markets during the current period resulted in net favorable changes in equity, interest and foreign exchange derivatives of $412.5 million compared to the prior period (net gains of $28.3 million in the current period compared to net losses of $384.2 million during the prior period). A portion of these derivative gains (losses) were ceded to SLDI under the combined coinsurance and coinsurance funds withheld agreement (gains of $63.7 million for the current period compared to losses of $367.7 million for the prior period) and an offset was recorded to Interest credited and other benefits to contract owners/policyholders.

Benefits and Expenses

Total benefits and expenses increased $123.5 million from $434.9 million to $558.4 million primarily due to an increase in Interest credited and other benefits to contract owners/policyholders, partially offset by a favorable change in Net amortization of DAC and VOBA and a decrease in Other expense.

Interest credited and other benefits to contract owners/policyholders changed $820.5 million from a benefit of $210.5 million to an expense of $610.0 million primarily due to the change in the amount of equity and interest rate derivative gains/losses transferred under the combined coinsurance and coinsurance funds withheld agreement with SLDI (the corresponding offsetting amount is reported in Total net realized capital gains (losses)) and the unfavorable change in the embedded derivative on the coinsurance funds withheld arrangements resulting from interest rate movements. These increases were partially offset by favorable amortization of sales inducements on lower gross profits and lower interest credited due to the continued run-off of our closed block of variable annuity business.

Net amortization of DAC and VOBA changed $691.7 million from an expense of $516.0 million to a benefit of $175.7 million primarily due to favorable amortization as a result of lower gross profits (negative gross profits in the current period compared to positive gross profits in the prior period), partially offset by unfavorable DAC/VOBA unlocking, including loss recognition in the current period. See Critical Accounting Judgments and Estimates for further detail on the loss recognition of DAC and VOBA.

Other expense decreased $4.6 million from $6.5 million to $1.9 million primarily due to lower amortization of deferred reinsurance losses. Additionally, expenses incurred in the prior period related to the multi-year guaranteed fixed annuity contracts coinsurance agreement did not reoccur in the current period due to the recapture of this agreement in the third quarter of 2015.

Income Taxes

Income tax expense increased $30.3 million from $4.7 million to $35.0 million primarily due to an increase in the tax valuation allowance in the current period compared to a decrease in the tax valuation allowance in the prior period offset by a decrease in income before income taxes.

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015

Our Net income for the six months ended June 30, 2016 decreased $348.5 million from $352.1 million to $3.6 million primarily due to an increase in Interest credited and other benefits to contract owners/policyholders, an unfavorable change in Income tax expense (benefit) and a decrease in Fee Income, partially offset by favorable changes in Net amortization of DAC and VOBA and Total net realized capital gains (losses), an increase in Net investment income and a decrease in Other expense.

Revenues

Total revenues increased $91.3 million from $1,209.1 million to $1,300.4 million primarily due to a favorable change in Total net realized capital gains (losses) and an increase in Net investment income, partially offset by a decrease in Fee income.

Net investment income increased $34.8 million from $638.5 million to $673.3 million primarily due to growth in the general account assets, driven by positive net flows, and higher prepayment fee income, partially offset by lower alternative investment income and the impact of the continued low interest rate environment on reinvestment rates.

Fee income decreased $63.8 million from $375.1 million to $311.3 million primarily due to lower average separate account assets under management resulting from the continued runoff of our closed block of variable annuity business.

Total net realized capital gains (losses) changed $120.3 million from a loss of $62.0 million to a gain of $58.3 million primarily due to favorable changes in annuity hedging derivatives, partially offset by unfavorable changes in the fair value of embedded derivatives on product guarantees. Under the variable annuity and fixed indexed annuity hedge programs, changes in equity and interest markets during the current period resulted in net favorable changes in equity, interest and foreign exchange derivatives of $503.5 million compared to the prior period (net gains of $172.8 million in the current period compared to net losses of $330.7 million during the prior period). A portion of these derivative gains (losses) were ceded to SLDI under the combined coinsurance and coinsurance funds withheld agreement (gains of $302.9 million in the current period compared to losses of $281.3 million in the prior period) and an offset was recorded to Interest credited and other benefits to contract owners/policyholders. The unfavorable changes of $395.3 million in the fair value of embedded derivatives on variable annuity and fixed indexed annuity product guarantees (from a gain of $309.3 million to a loss of $86.0 million) were primarily due to unfavorable impacts from changes in interest rates and implied volatility, partially offset by favorable impacts resulting from nonperformance risk.

Benefits and Expenses

Total benefits and expenses increased $402.7 million from $859.4 million to $1,262.1 million primarily due to an increase in Interest credited and other benefits to contract owners/policyholders, partially offset by a favorable change in Net amortization of DAC and VOBA and a decrease in Other expense.

Interest credited and other benefits to contract owners/policyholders increased $1,173.6 million from $221.8 million to $1,395.4 million primarily due to the change in the embedded derivative on the coinsurance funds withheld arrangements resulting from interest rate movements and the change in the equity and interest rate derivative gains transferred under the combined coinsurance and coinsurance funds withheld agreement with SLDI (the corresponding offsetting amount is reported in Total net realized capital gains (losses)). These increases were partially offset by favorable amortization of sales inducements due to lower gross profits and lower interest credited due to the continued run-off of our closed block of variable annuity business.

Net amortization of DAC and VOBA changed $760.8 million from an expense of $371.4 million to a benefit of $389.4 million primarily due to favorable amortization as a result of lower gross profits (negative gross profits in the current period compared to positive gross profits in the prior period), partially offset by unfavorable DAC/VOBA unlocking, including loss recognition in the current period. See Critical Accounting Judgments and Estimates for further detail on the loss recognition of DAC and VOBA.

Other expense decreased $8.9 million from $15.2 million to $6.3 million primarily due to lower amortization of deferred reinsurance losses. Additionally, expenses incurred in the prior period related to the multi-year guaranteed fixed annuity contracts coinsurance agreement did not reoccur in the current period due to the recapture of this agreement in the third quarter of 2015.

Income Taxes

Income tax expense increased $37.1 million from a benefit of $2.4 million to an expense of $34.7 million due to an increase in the tax valuation allowance in the current period compared to a decrease in the tax valuation allowance in the prior period offset by a decrease in income before income taxes.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	June 30, 2016		December 31, 2015
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$23,214.3	73.5%	$22,458.4	76.9%
Fixed maturities, at fair value using the fair value option	671.7	2.1%	547.4	1.9%
Equity securities, available-for-sale	20.1	0.1%	19.2	0.1%
Short-term investments(1)	940.3	3.0%	1,069.4	3.7%
Mortgage loans on real estate	3,663.9	11.6%	3,310.9	11.3%
Policy loans	76.5	0.2%	79.8	0.3%
Limited partnerships/corporations	202.6	0.6%	186.3	0.6%
Derivatives	1,885.4	6.0%	799.4	2.7%
Other investments	48.7	0.2%	48.6	0.2%
Securities pledged	837.6	2.7%	672.4	2.3%
Total investments	$31,561.1	100.0%	$29,191.8	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	June 30, 2016
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$943.0	4.1%	$1,056.6	4.3%
U.S. Government agencies and authorities	80.6	0.3%	86.9	0.3%
State, municipalities and political subdivisions	434.2	1.9%	472.0	1.9%
U.S. corporate public securities	10,392.1	45.2%	11,295.7	45.7%
U.S. corporate private securities	2,444.6	10.6%	2,589.5	10.5%
Foreign corporate public securities and foreign governments(1)	2,658.3	11.6%	2,795.2	11.3%
Foreign corporate private securities(1)	2,606.2	11.3%	2,769.6	11.2%
Residential mortgage-backed securities	2,077.4	9.0%	2,230.9	9.0%
Commercial mortgage-backed securities	1,142.2	5.0%	1,200.2	4.9%
Other asset-backed securities	222.5	1.0%	227.0	0.9%
Total fixed maturities, including securities pledged	$23,001.1	100.0%	$24,723.6	100.0%
(1) Primarily U.S. dollar denominated.
	December 31, 2015
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$992.7	4.3%	$1,058.7	4.5%
U.S. Government agencies and authorities	79.4	0.3%	81.9	0.3%
State, municipalities and political subdivisions	359.1	1.5%	360.5	1.5%
U.S. corporate public securities	10,718.9	46.1%	10,871.9	45.9%
U.S. corporate private securities	2,365.0	10.2%	2,394.4	10.1%
Foreign corporate public securities and foreign governments(1)	2,826.9	12.2%	2,793.0	11.8%
Foreign corporate private securities(1)	2,592.9	11.2%	2,626.0	11.1%
Residential mortgage-backed securities	1,746.8	7.5%	1,885.1	8.0%
Commercial mortgage-backed securities	1,311.0	5.6%	1,343.4	5.7%
Other asset-backed securities	257.6	1.1%	263.3	1.1%
Total fixed maturities, including securities pledged	$23,250.3	100.0%	$23,678.2	100.0%
(1) Primarily U.S. dollar denominated.

As of June 30, 2016, the average duration of our fixed maturities portfolio, including securities pledged, is between 6.5 and 7.0 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management’s Narrative Analysis of the Results of Operations and Financial Condition in our Financial Statements in Part II, Item. 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	June 30, 2016
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,056.6	$—	$—	$—	$—	$—	$1,056.6
U.S. Government agencies and authorities	86.9	—	—	—	—	—	86.9
State, municipalities and political subdivisions	441.7	30.0	0.3	—	—	—	472.0
U.S. corporate public securities	6,278.8	4,605.4	335.9	65.0	2.3	8.3	11,295.7
U.S. corporate private securities	1,161.5	1,249.7	137.6	33.4	4.9	2.4	2,589.5
Foreign corporate public securities and foreign governments(1)	1,544.2	1,056.1	168.5	26.0	—	0.4	2,795.2
Foreign corporate private securities(1)	346.5	2,274.5	125.1	9.3	8.7	5.5	2,769.6
Residential mortgage-backed securities	2,141.5	23.6	3.4	15.5	18.3	28.6	2,230.9
Commercial mortgage-backed securities	1,198.5	—	—	1.7	—	—	1,200.2
Other asset-backed securities	185.9	22.8	12.4	3.0	1.2	1.7	227.0
Total fixed maturities	$14,442.1	$9,262.1	$783.2	$153.9	$35.4	$46.9	$24,723.6
% of Fair Value	58.4%	37.5%	3.2%	0.6%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2015
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,058.7	$—	$—	$—	$—	$—	$1,058.7
U.S. Government agencies and authorities	81.9	—	—	—	—	—	81.9
State, municipalities and political subdivisions	340.3	19.9	0.3	—	—	—	360.5
U.S. corporate public securities	5,854.3	4,568.0	346.1	93.9	—	9.6	10,871.9
U.S. corporate private securities	1,118.2	1,160.5	98.0	17.7	—	—	2,394.4
Foreign corporate public securities and foreign governments(1)	1,528.0	1,086.2	168.2	8.4	1.0	1.2	2,793.0
Foreign corporate private securities(1)	319.3	2,205.5	86.5	14.2	—	0.5	2,626.0
Residential mortgage-backed securities	1,812.3	7.0	3.8	15.8	18.0	28.2	1,885.1
Commercial mortgage-backed securities	1,339.7	—	1.1	2.6	—	—	1,343.4
Other asset-backed securities	237.1	8.3	5.4	11.3	1.2	—	263.3
Total fixed maturities	$13,689.8	$9,055.4	$709.4	$163.9	$20.2	$39.5	$23,678.2
% of Fair Value	57.8%	38.2%	3.0%	0.7%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	June 30, 2016
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$1,056.6	$—	$—	$—	$—	$1,056.6
U.S. Government agencies and authorities	86.9	—	—	—	—	86.9
State, municipalities and political subdivisions	47.5	294.2	100.0	30.0	0.3	472.0
U.S. corporate public securities	213.8	910.1	5,135.1	4,605.4	431.3	11,295.7
U.S. corporate private securities	92.7	64.0	896.6	1,399.8	136.4	2,589.5
Foreign corporate public securities and foreign governments(1)	37.8	352.2	1,164.3	1,046.0	194.9	2,795.2
Foreign corporate private securities(1)	—	9.7	435.0	2,223.4	101.5	2,769.6
Residential mortgage-backed securities	1,882.9	2.4	2.5	13.1	330.0	2,230.9
Commercial mortgage-backed securities	817.3	95.6	70.2	44.1	173.0	1,200.2
Other asset-backed securities	73.5	5.4	18.2	44.2	85.7	227.0
Total fixed maturities	$4,309.0	$1,733.6	$7,821.9	$9,406.0	$1,453.1	$24,723.6
% of Fair Value	17.4%	7.0%	31.6%	38.1%	5.9%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2015
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$1,058.7	$—	$—	$—	$—	$1,058.7
U.S. Government agencies and authorities	81.9	—	—	—	—	81.9
State, municipalities and political subdivisions	40.0	221.1	79.2	19.9	0.3	360.5
U.S. corporate public securities	224.4	775.3	4,834.3	4,568.0	469.9	10,871.9
U.S. corporate private securities	116.2	50.9	867.9	1,280.1	79.3	2,394.4
Foreign corporate public securities and foreign governments(1)	36.6	456.8	1,046.1	1,074.6	178.9	2,793.0
Foreign corporate private securities(1)	—	9.8	411.7	2,095.6	108.9	2,626.0
Residential mortgage-backed securities	1,604.1	6.6	2.9	17.9	253.6	1,885.1
Commercial mortgage-backed securities	853.0	148.8	99.3	52.0	190.3	1,343.4
Other asset-backed securities	115.6	6.5	18.3	23.0	99.9	263.3
Total fixed maturities	$4,130.5	$1,675.8	$7,359.7	$9,131.1	$1,381.1	$23,678.2
% of Fair Value	17.4%	7.1%	31.1%	38.6%	5.8%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, decreased $359.0 million from $470.8 million to $111.8 million for the six months ended June 30, 2016. The decrease in gross unrealized losses was primarily due to declining interest rates.

As of June 30, 2016 and December 31, 2015, we did not have any fixed maturities with an unrealized capital loss in excess of $10.0 million.

As of June 30, 2016 and December 31, 2015, we had $1.9 billion and $2.2 billion, fair value of energy sector fixed maturity securities, constituting 7.8% and 9.3%, of total fixed maturities portfolio, with gross unrealized capital losses of $39.2 million and $175.9 million, respectively. See the Investments Note in our Condensed Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

Subprime and Alt-A Mortgage Exposure

Pre-2008 vintage subprime and Alt-A mortgage collateral continues to distance itself from the credit crisis and payment performance reflects a housing market firmly entrenched in recovery. While collateral losses continue to be realized, the pace and magnitude at which losses are being realized are steadily decreasing. Serious delinquencies and other measures of performance, like prepayments and loan defaults, have also displayed sustained periods of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity have increased substantially since the credit crisis. Home prices have moved steadily higher, further supporting payment performance. Year-over-year home price measures, while at a lower magnitude than experienced in the years following the trough in home prices, appear to have stabilized at sustainable levels, when measured on a nationwide basis. This backdrop remains supportive of continued improvement in overall borrower payment behavior.  In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of June 30, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $108.1 million, $106.0 million and $5.1 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2015, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $118.9 million, $116.3 million and $5.6 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of June 30, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $76.8 million, $68.6 million and $2.7 million, respectively, representing 0.3% of total fixed maturities including securities pledged, based on fair value. As of December 31, 2015, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $87.0 million, $76.0 million and $1.5 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value.

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and the percentage of delinquent loans declined through 2013 and the majority of 2014. In 2015 and the first half of 2016, this trend has generally continued (certain months did post marginal increases), leaving delinquency measures close to multi-year lows. Other performance metrics like vacancies, property values and rent levels have also continued to improve, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. A robust environment for property refinancing was particularly supportive of improving credit performance metrics throughout much of the post-credit crisis period.  In the first quarter of 2016, however, this virtuous lending cycle was disrupted as the dislocation in corporate credit markets negatively impacted liquidity conditions in CMBS.  As a result, the new issuance market for CMBS slowed considerably during the first half of this year.  This dynamic, should it persist, is a risk for the overall performance health of the sectors and is being monitored closely for potential negative impacts. Spread performance in the first half of 2016 was volatile, although signs of increased liquidity and more general stability in credit spreads was observed over the course of the second quarter.

For non-student loan consumer ABS, delinquency and loss rates have been maintained at levels considered low by historical standards and indicative of high credit quality. Relative strength in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.

As of June 30, 2016, the fair value and amortized cost of our exposure to Other ABS, excluding subprime exposure, totaled $120.9 million and $117.8 million, respectively. There were no gross unrealized losses related to Other ABS. As of December 31, 2015, the fair value and amortized cost of our exposure to Other ABS, excluding subprime exposure, totaled $147.0 million and $142.8 million, respectively. There were no gross unrealized losses related to Other ABS.

As of June 30, 2016, Other ABS was broadly diversified both by type and issuer with credit card receivables and nonconsolidated collateralized loan obligations ("CLOs") comprising 34.6% and 6.0%, respectively, of total Other ABS, excluding subprime exposure. There were no automobile receivables related to Other ABS. As of December 31, 2015, Other ABS was broadly diversified both by type and issuer with credit card receivables comprising 55.3%, of total Other ABS, excluding subprime exposure.There were no automobile receivables and nonconsolidated collateralized loan obligations ("CLOs") related to Other ABS.

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

As of June 30, 2016, our mortgage loans on real estate portfolio had a weighted average DSC of 2.4 times and a weighted average LTV ratio of 60.9%. As of December 31, 2015, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 60.4%. See the Investments Note in our Condensed Financial Statements in Part I, Item I. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

During the three and six months ended June 30, 2016, we recorded $2.3 million and $3.1 million, respectively, of credit related OTTI of which the primary contributor was $1.4 million and $1.9 million, respectively, of write-downs recorded in the RMBS sector on securities collateralized by Alt-A and Non-Agency residential mortgages. During the three and six months ended June 30, 2016, we recorded zero and $1.8 million, respectively, of intent related OTTI, which were primarily related to the intent to sell positions in energy sector public corporate credits either because of a commitment to sell or an expectation that we may be required to sell as a result of our investment guidelines. See the Investments Note in our Condensed Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q for further information on OTTI.

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

The United States and European Union continue to maintain sanctions against select Russian businesses in response to the ongoing conflict in eastern Ukraine.  We remain comfortable with our aggregate Russian exposure of $43.7 million, given its relatively small allocation in our total investment portfolio.

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

The following table presents our European exposures, for selected countries based on risk, at fair value and amortized cost as of June 30, 2016:

Selected Countries Fixed Maturities and Equity Securities
($ in millions)	Sovereign	Financial Institutions	Non-Financial Institutions		Total (Fair Value)		Total (Amortized Cost)
Ireland	$—	$—	$45.7	(1)	$45.7	(1)	$39.6
Italy	—	—	89.0		89.0		83.4
Spain	—	—	71.9		71.9		63.8
Total Peripheral Europe	$—	$—	$206.6		$206.6		$186.8
(1) Includes $0.4 million derivative assets.

We did not have any exposure to Greece or Portugal. Among the remaining $2.9 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of June 30, 2016, our sovereign exposure was $83.2 million, which consisted of fixed maturities. We also had $403.2 million in net exposure to non-peripheral financial institutions with a concentration in France of $73.2 million, The Netherlands of $87.4 million, Switzerland of $114.1 million and the United Kingdom of $97.2 million. The balance of $2.5 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration in the United Kingdom of $1,083.6 million, we had significant non-peripheral European total country exposures in The Netherlands of $399.3 million, in France of $331.2 million, in Germany of $300.6 million and in Switzerland of $346.2 million. We place additional scrutiny on our financial exposure in the United Kingdom, France, Switzerland and The Netherlands given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of the recovery of economic conditions in Europe.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of our statutory net admitted assets as of the preceding December 31. As of June 30, 2016 and December 31, 2015, the Company did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either the Company or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 48.8% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS, collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12.0% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of June 30, 2016, we had securities lending obligations of $179.9 million, which represents approximately 0.3% of our general account statutory admitted assets. As of December 31, 2015, we had securities lending obligations of $153.6 million, which represents approximately 0.2% of our general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the six months ended June 30, 2016 and 2015, we did not receive any capital contributions from our Parent.

On June 9, 2016, we declared an ordinary dividend in the amount of $373.0 million, which was paid to our Parent on June 27, 2016. During the six months ended June 30, 2015, we paid an ordinary dividend in the amount of $394.0 million to our Parent.

During the six months ended June 30, 2015, we declared and paid an extraordinary distribution in the amount of $98.0 million to our Parent.

Reinsurance Agreements

Reinsurance Ceded

As of June 30, 2016 and December 31, 2015, total reserves ceded to affiliates were $5.5 billion and $5.0 billion, respectively. For the three and six months ended June 30, 2016, premiums ceded to affiliates were $94.0 million and $198.7 million, respectively. For the three and six months ended June 30, 2015, premiums ceded to affiliates were $161.3 million and $249.5 million, respectively.

Guaranteed Living Benefit — Coinsurance and Coinsurance Funds Withheld

We have an amended and restated automatic reinsurance agreement with an affiliate, Security Life of Denver International Limited ("SLDI"), on a combined coinsurance and coinsurance funds withheld basis. The impacts of this agreement on the Condensed Balance Sheets as of the dates indicated are as follows:

(in millions)	June 30, 2016	December 31, 2015
Assets on deposit in trust	$7,665.7	$6,632.1
Funds withheld liability to SLDI(1)	7,186.0	6,616.3
Embedded derivative(1)	479.7	15.8
Reserves ceded(2)	5,261.6	4,795.7
Deferred loss(3)	275.4	283.3
(1) Included in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets.
(2) Included in Deposits and reinsurance recoverable on the Condensed Balance Sheets.
(3) Included in Other assets on the Condensed Balance Sheets.

Effective July 1, 2016, SLDI acquired Roaring River II, Inc. ("RRII"), a Missouri life reinsurance captive, from its affiliate, ReliaStar Life Insurance Company and also effective July 1, 2016, RRII redomesticated from the State of Missouri to the State of Arizona. Effective July 1, 2016, we, SLDI and RRII entered into release, consent and novation agreements pursuant to which RRII assumed the variable annuity guaranteed living benefits previously reinsured to SLDI under the automatic reinsurance agreement; the services agreement from SLDI under which we provide certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the automatic reinsurance agreement; and SLDI's obligation to serve as asset manager for the funds withheld account under the asset management services agreement. The novation agreements had no impact on our financial statements.

Reinsurance Assumed

As of June 30, 2016 and December 31, 2015, total reserves assumed from affiliates were $426.6 million and $438.7 million, respectively. For the three and six months ended June 30, 2016, premiums assumed from affiliates were $111.5 million and $214.8 million, respectively. For the three and six months ended June 30, 2015, premiums assumed from affiliates were $109.6 million and $211.1 million, respectively.

Deposits Receivable

As of June 30, 2016 and December 31, 2015, deposits receivable from affiliates were $156.4 million and $155.3 million, respectively.

For further information regarding our reinsurance agreements with affiliates, refer to the Related Party Transactions Note in the Financial Statements in Part II, Item 8. in our Annual Report on Form 10-K.

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

Ratings actions affirmation and outlook changes by S&P, Moody's, Fitch and A.M. Best from December 31, 2015 through June 30, 2016 and subsequently through the date of this Quarterly Report on Form 10-Q are as follows:

•
On June 29, 2016, S&P affirmed Voya Financial, Inc.'s long-term issuer credit and senior debt ratings at "BBB" and its junior subordinated debt rating at 'BB+'. The financial strength ratings of the U.S. operating entities, including us, were also affirmed at "A". The rating outlook for all ratings is Stable.

•
On April 8, 2016, Fitch affirmed Voya's long-term issuer credit rating at 'BBB+', its senior debt rating at 'BBB' and its junior subordinated debt rating at 'BB+'. The financial strength ratings of the U.S. operating entities, including us, were also affirmed at "A". The rating outlook for all ratings is Stable.

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

As of the dates indicated, the guaranteed value of death benefits in excess of account values, was estimated to be as follows:

($ in millions)	June 30, 2016
Net amount at risk, before reinsurance	$6,397
Net amount at risk, net of reinsurance	6,040
($ in millions)	December 31, 2015
Net amount at risk, before reinsurance	$6,458
Net amount at risk, net of reinsurance	6,074

The decrease in the guaranteed value of these death benefits was primarily driven by an increase in equity markets which resulted in favorable fund performance net of deductions for fees during the six months ended June 30, 2016.

The additional liabilities recognized related to guaranteed minimum death benefits ("GMDB"), as of the dates indicated, were as follows:

($ in millions)	June 30, 2016
Separate account liability	$32,068.6
Additional liability balance(1)	518.7
($ in millions)	December 31, 2015
Separate account liability	$33,321.3
Additional liability balance(1)	517.2
(1)Refer to the Business, Basis of Presentation and Significant Accounting Policies Note in Part II, Item 8. in our Annual Report on Form 10-K for further detail on the methodology used to calculate the additional liability.

The decrease in the additional separate account liability is mainly due to decrements and fees offsetting favorable fund performance. The increase in the additional liability balance is mainly due to fees offsetting the favorable fund performance.

The following guaranteed living benefits information is as of the dates indicated:

	Non-reinsured Living Benefits (GMAB/GMWB)(1)	Reinsured Living Benefits (GMIB/GMWBL)(2)
($ in millions)	June 30, 2016
Net amount at risk, before reinsurance	$15	$7,047
Net amount at risk, net of reinsurance	15	—
($ in millions)	December 31, 2015
Net amount at risk, before reinsurance	$17	$5,087
Net amount at risk, net of reinsurance	17	—
(1)Guaranteed Minimum Accumulation Benefit ("GMAB")/Guaranteed Minimum Withdrawal Benefit ("GMWB")
(2)Guaranteed Minimum Income Benefit ("GMIB")/Guaranteed Minimum Withdrawal Benefit for Life ("GMWBL")

The net amount at risk for the reinsured living benefits is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contractholder over the current account value. The methodology used to calculate the net amount at risk partially reflects the current interest rate environment and also includes a provision for the expected mortality of the clients covered by these living benefits. The increase in the net amount at risk of these living benefits (GMIB/GMWBL) from December 31, 2015 to June 30, 2016 was primarily driven by lower interest rates.

The net amount at risk for the non-reinsured living benefits is equal to the guaranteed value of these benefits in excess of the account values, which is reflected in the table above.

The separate account liabilities subject to the requirements for additional reserve liabilities under Accounting Standards Codification ("ASC") Topic 944 for minimum guaranteed benefits and the additional liabilities recognized related to minimum guarantees, by type, as of the dates indicated, were as follows:

	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)(2)
($ in millions)	June 30, 2016
Separate account liability	$557.5	$24,231.9
Additional liability balance, net of reinsurance(1)	29.7	1,571.0
($ in millions)	December 31, 2015
Separate account liability	$593.5	$25,149.5
Additional liability balance, net of reinsurance(1)	29.1	1,246.0
(1)Refer to the Business, Basis of Presentation and Significant Accounting Policies Note in Part II, Item 8. in our Annual Report on Form 10-K for further detail on the methodology used to calculate these additional liabilities.
(2)The additional liability balance, net of reinsurance, for GMIB was zero as of June 30, 2016 and December 31, 2015.

The increase in the additional liability balance for reinsured living benefits corresponds to the increase in the GMWBL liability, which increased mainly due to a decrease in the interest rates during the six months ended June 30, 2016.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Financial Statements in Part I., Item 1. of this Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company’s potential risks and uncertainties, please see "Risk Factors" in Part I, Item IA. in our Annual Report on Form 10-K filed with the Securities and Exchange Commission and "Risk Factors" in Part II, Item IA. in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 In addition, please see "Management's Narrative Analysis of the Results of Operations and Financial Condition" herein and in the Annual report on Form 10-K.

Item 6.    Exhibits

See Exhibit Index on page 83 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11, 2016	Voya Insurance and Annuity Company
(Date)	(Registrant)

	By: /s/	David P. Wiland
David P. Wiland Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Voya Insurance and Annuity Company (the "Company")

Exhibit Index
Exhibit Number	Description of Exhibit
31.1+	Certificate of David P. Wiland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Michael S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of David P. Wiland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Michael S. Smith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+ Filed herewith.

