Form 10-Q
period 2016-09-30
VOYA INSURANCE & ANNUITY Co
filed 2016-11-09
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of November 7, 2016, 250,000 shares of Common Stock, $10 par value, were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended September 30, 2016

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
Condensed Balance Sheets
September 30, 2016 (Unaudited) and December 31, 2015
(In millions, except share and per share data)

	September 30, 2016	December 31, 2015
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $21,650.1 as of 2016 and $22,069.6 as of 2015)	$23,373.3	$22,458.4
Fixed maturities, at fair value using the fair value option	679.2	547.4
Equity securities, available-for-sale, at fair value (cost of $15.2 as of 2016 and $15.4 as of 2015)	20.2	19.2
Short-term investments	940.0	1,069.4
Mortgage loans on real estate, net of valuation allowance of $1.0 as of 2016 and 2015	3,804.8	3,310.9
Policy loans	75.4	79.8
Limited partnerships/corporations	215.3	186.3
Derivatives	1,789.0	799.4
Other investments	36.6	48.6
Securities pledged (amortized cost of $679.0 as of 2016 and $633.3 as of 2015)	747.5	672.4
Total investments	31,681.3	29,191.8
Cash and cash equivalents	721.1	646.5
Short-term investments under securities loan agreements, including collateral delivered	372.2	232.7
Accrued investment income	248.5	239.3
Deposits and reinsurance recoverable	6,843.5	5,645.9
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	2,049.5	2,576.4
Due from affiliates	27.4	27.5
Deferred income taxes	—	94.8
Other assets	347.7	337.5
Assets held in separate accounts	32,104.2	33,355.5
Total assets	$74,395.4	$72,347.9

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Balance Sheets
September 30, 2016 (Unaudited) and December 31, 2015
(In millions, except share and per share data)

	September 30, 2016	December 31, 2015
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$28,991.8	$27,749.8
Payable for securities purchased	66.1	108.1
Payables under securities loan agreements, including collateral held	1,674.3	656.1
Long-term debt with affiliates	435.0	435.0
Due to affiliates	37.3	44.4
Funds held under reinsurance treaties with affiliates	7,677.8	6,797.1
Derivatives	402.4	204.6
Current income tax payable to Parent	45.1	27.6
Deferred income taxes	91.2	—
Other liabilities	130.5	153.4
Liabilities related to separate accounts	32,104.2	33,355.5
Total liabilities	71,655.7	69,531.6

Commitments and Contingencies (Note 9)

Shareholder's equity:
Common stock (250,000 shares authorized, issued and outstanding as of 2016 and 2015; $10 par value per share)	2.5	2.5
Additional paid-in capital	4,448.6	4,821.2
Accumulated other comprehensive income (loss)	616.9	319.6
Retained earnings (deficit)	(2,328.3)	(2,327.0)
Total shareholder's equity	2,739.7	2,816.3
Total liabilities and shareholder's equity	$74,395.4	$72,347.9

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Operations
For the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Net investment income	$336.8	$322.1	$1,010.1	$960.6
Fee income	160.9	175.2	472.2	550.3
Premiums	125.3	129.0	373.3	374.9
Net realized capital gains (losses):
Total other-than-temporary impairments	(3.7)	(5.4)	(7.3)	(10.6)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(0.2)	0.3	1.1	1.3
Net other-than-temporary impairments recognized in earnings	(3.5)	(5.7)	(8.4)	(11.9)
Other net realized capital gains (losses)	(292.0)	549.8	(228.8)	494.0
Total net realized capital gains (losses)	(295.5)	544.1	(237.2)	482.1
Other revenue	4.1	4.2	13.6	15.8
Total revenues	331.6	1,174.6	1,632.0	2,383.7
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	24.2	1,395.6	1,419.6	1,617.4
Operating expenses	108.2	127.4	344.0	364.4
Net amortization of Deferred policy acquisition costs and Value of business acquired	150.0	27.4	(239.4)	398.8
Interest expense	7.2	7.1	21.2	21.1
Other expense	(2.0)	3.1	4.3	18.3
Total benefits and expenses	287.6	1,560.6	1,549.7	2,420.0
Income (loss) before income taxes	44.0	(386.0)	82.3	(36.3)
Income tax expense (benefit)	48.9	(47.7)	83.6	(50.1)
Net income (loss)	$(4.9)	$(338.3)	$(1.3)	$13.8

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(4.9)	$(338.3)	$(1.3)	$13.8
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	(3.1)	(88.2)	454.9	(276.4)
Other-than-temporary impairments	0.3	1.2	2.8	4.7
Pension and other postretirement benefits liability	(0.2)	(0.1)	(0.3)	(0.2)
Other comprehensive income (loss), before tax	(3.0)	(87.1)	457.4	(271.9)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(1.0)	(30.6)	160.1	(95.2)
Other comprehensive income (loss), after tax	(2.0)	(56.5)	297.3	(176.7)
Comprehensive income (loss)	$(6.9)	$(394.8)	$296.0	$(162.9)

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Changes in Shareholder’s Equity
For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2016	$2.5	$4,821.2	$319.6	$(2,327.0)	$2,816.3
Comprehensive income (loss):
Net income (loss)	—	—	—	(1.3)	(1.3)
Other comprehensive income (loss), after tax	—	—	297.3	—	297.3
Total comprehensive income (loss)					296.0
Dividends paid and distributions of capital	—	(373.0)	—	—	(373.0)
Employee related benefits	—	0.4	—	—	0.4
Balance as of September 30, 2016	$2.5	$4,448.6	$616.9	$(2,328.3)	$2,739.7

Balance as of January 1, 2015	$2.5	$5,310.6	$609.0	$(2,301.9)	$3,620.2
Comprehensive income (loss):
Net income (loss)	—	—	—	13.8	13.8
Other comprehensive income (loss), after tax	—	—	(176.7)	—	(176.7)
Total comprehensive income (loss)					(162.9)
Dividends paid and distributions of capital	—	(492.0)	—	—	(492.0)
Employee related benefits	—	2.6	—	—	2.6
Balance as of September 30, 2015	$2.5	$4,821.2	$432.3	$(2,288.1)	$2,967.9

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$691.1	$1,262.1
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	3,299.4	2,479.8
Equity securities, available-for-sale	0.2	—
Mortgage loans on real estate	349.0	229.1
Limited partnerships/corporations	20.1	24.3
Acquisition of:
Fixed maturities	(3,117.3)	(3,668.2)
Equity securities, available-for-sale	—	(12.4)
Mortgage loans on real estate	(843.0)	(672.8)
Limited partnerships/corporations	(52.5)	(38.0)
Derivatives, net	(1,038.2)	417.6
Short-term investments, net	129.4	(394.6)
Policy loans, net	4.4	5.5
Collateral received (delivered), net	878.7	463.4
Other investments, net	12.3	0.3
Other, net	(1.7)	—
Net cash used in investing activities	(359.2)	(1,166.0)
Cash Flows from Financing Activities:
Deposits received for investment contracts	2,142.1	1,838.0
Maturities and withdrawals from investment contracts	(2,024.6)	(1,720.9)
(Settlements) receipts on deposit contracts	(1.8)	564.3
Excess tax benefits on share-based compensation	—	0.4
Dividends paid and distributions of capital	(373.0)	(492.0)
Net cash (used in) provided by financing activities	(257.3)	189.8
Net increase in cash and cash equivalents	74.6	285.9
Cash and cash equivalents, beginning of period	646.5	362.4
Cash and cash equivalents, end of period	$721.1	$648.3

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

The accompanying Condensed Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2016, and its results of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015, and its changes in shareholder's equity and statements of cash flows for the nine months ended September 30, 2016 and 2015, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2015 Balance Sheet is from the audited Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Therefore, these unaudited Condensed Financial Statements should be read in conjunction with the audited Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

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

The Company adopted the provisions of ASU 2015-02 on January 1, 2016 using a modified retrospective approach. The adoption had no effect on the Company's financial condition or results of operations, but impacted disclosures only. Investments in limited partnerships previously accounted for as VOEs became VIEs under the new guidance as the limited partners do not hold substantive kick-out rights or participating rights. See Variable Interest Entities ("VIEs") section of the Investments Note to these Condensed Financial Statements for additional information.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Future Adoption of Accounting Pronouncements

Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (ASC Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments provide guidance on eight specific cash flow issues.

The provisions of ASU 2016-15 are effective retrospectively for fiscal years beginning after December 15, 2017, including interim periods, with early adoption permitted. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2016-15.

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

Short-Duration Contracts
In May 2015, the FASB issued ASU 2015-09, "Financial Services - Insurance (ASC Topic 944): Disclosures about Short-Duration Contracts" ("ASU 2015-09"), which requires insurance entities to disclose, for annual reporting periods, information about the liability for unpaid claims and claim adjustment expenses and about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claims adjustment expenses. The standard also requires entities to disclose, for annual and interim reporting periods, a rollforward of the liability for unpaid claims and claim adjustment expenses.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of September 30, 2016:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$885.7	$101.4	$—	$—	$987.1	$—
U.S. Government agencies and authorities	80.1	6.8	0.1	—	86.8	—
State, municipalities and political subdivisions	471.9	34.4	1.0	—	505.3	—
U.S. corporate public securities	10,261.7	965.3	15.5	—	11,211.5	4.0
U.S. corporate private securities	2,608.6	171.0	14.7	—	2,764.9	—
Foreign corporate public securities and foreign governments(1)	2,657.9	193.2	23.5	—	2,827.6	—
Foreign corporate private securities(1)	2,649.6	171.9	6.9	—	2,814.6	—

Residential mortgage-backed securities:
Agency	1,744.3	87.5	2.3	14.4	1,843.9	—
Non-Agency	312.8	46.8	4.7	5.8	360.7	17.2
Total Residential mortgage-backed securities	2,057.1	134.3	7.0	20.2	2,204.6	17.2
Commercial mortgage-backed securities	1,066.0	56.4	1.8	—	1,120.6	—
Other asset-backed securities	269.7	11.5	4.2	—	277.0	0.3

Total fixed maturities, including securities pledged	23,008.3	1,846.2	74.7	20.2	24,800.0	21.5
Less: Securities pledged	679.0	70.4	1.9	—	747.5	—
Total fixed maturities	22,329.3	1,775.8	72.8	20.2	24,052.5	21.5
Equity securities	15.2	5.0	—	—	20.2	—
Total fixed maturities and equity securities investments	$22,344.5	$1,780.8	$72.8	$20.2	$24,072.7	$21.5
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
(4) Amount excludes $174.4 of net unrealized gains on impaired available-for-sale securities.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Available-for-sale and FVO fixed maturities and equity securities were as follows as of December 31, 2015:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$992.7	$70.2	$4.2	$—	$1,058.7	$—
U.S. Government agencies and authorities	79.4	2.8	0.3	—	81.9	—
State, municipalities and political subdivisions	359.1	6.6	5.2	—	360.5	—
U.S. corporate public securities	10,718.9	389.2	236.2	—	10,871.9	4.5
U.S. corporate private securities	2,365.0	74.3	44.9	—	2,394.4	—
Foreign corporate public securities and foreign governments(1)	2,826.9	67.3	101.2	—	2,793.0	—
Foreign corporate private securities(1)	2,592.9	95.0	61.9	—	2,626.0	—

Residential mortgage-backed securities
Agency	1,525.4	81.2	5.8	14.9	1,615.7	—
Non-Agency	221.4	43.9	2.1	6.2	269.4	19.5
Total Residential mortgage-backed securities	1,746.8	125.1	7.9	21.1	1,885.1	19.5
Commercial mortgage-backed securities	1,311.0	35.8	3.4	—	1,343.4	—
Other asset-backed securities	257.6	11.3	5.6	—	263.3	0.3

Total fixed maturities, including securities pledged	23,250.3	877.6	470.8	21.1	23,678.2	24.3
Less: Securities pledged	633.3	52.2	13.1	—	672.4	—
Total fixed maturities	22,617.0	825.4	457.7	21.1	23,005.8	24.3
Equity securities	15.4	3.8	—	—	19.2	—
Total fixed maturities and equity securities investments	$22,632.4	$829.2	$457.7	$21.1	$23,025.0	$24.3
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Condensed Statements of Operations.
(3) Represents OTTI reported as a component of Other comprehensive income (loss).
(4) Amount excludes $180.3 of net unrealized gains on impaired available-for-sale securities.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2016, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$665.0	$667.8
After one year through five years	5,140.9	5,449.0
After five years through ten years	8,100.2	8,585.2
After ten years	5,709.4	6,495.8
Mortgage-backed securities	3,123.1	3,325.2
Other asset-backed securities	269.7	277.0
Fixed maturities, including securities pledged	$23,008.3	$24,800.0

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of September 30, 2016 and December 31, 2015, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s condensed Shareholder’s equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
September 30, 2016
Communications	$1,088.1	$131.3	$1.4	$1,218.0
Financial	2,916.4	218.0	11.6	3,122.8
Industrial and other companies	8,721.3	700.3	13.2	9,408.4
Energy	1,850.9	128.3	21.9	1,957.3
Utilities	2,636.2	250.7	8.6	2,878.3
Transportation	605.1	50.0	1.0	654.1
Total	$17,818.0	$1,478.6	$57.7	$19,238.9

December 31, 2015
Communications	$1,147.2	$64.9	$17.9	$1,194.2
Financial	2,798.2	108.8	22.1	2,884.9
Industrial and other companies	8,778.0	282.1	165.9	8,894.2
Energy	2,357.3	32.2	175.9	2,213.6
Utilities	2,500.6	113.6	31.2	2,583.0
Transportation	571.8	17.0	13.8	575.0
Total	$18,153.1	$618.6	$426.8	$18,344.9

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of September 30, 2016 and December 31, 2015, approximately 46.2% and 46.6%, respectively, of the Company’s CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions through a lending agent for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of September 30, 2016 and December 31, 2015, the fair value of loaned securities was $288.5 and $147.9, respectively, and is included in Securities pledged on the Condensed Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of September 30, 2016 and December 31, 2015, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $142.5 and $153.6, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Balance Sheets. As of September 30, 2016 and December 31, 2015, liabilities to return collateral of $142.5 and $153.6, respectively, are included in Payables under securities loan agreements, including collateral held on the Condensed Balance Sheets.

During the first quarter of 2016 under an amendment to the securities lending program, the Company began accepting non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected in the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of September 30, 2016, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $156.9. As of December 31, 2015, the Company did not retain any securities as collateral.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	September 30, 2016 (1)	December 31, 2015
U.S. Treasuries	$22.8	$—
U.S. corporate public securities	215.5	73.5
Foreign corporate public securities and foreign governments	61.1	80.1
Payables under securities loan agreements	$299.4	$153.6
(1) Borrowings under securities lending transactions include both cash and non-cash collateral of $142.5 and $156.9, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits for any of its investments in VIEs. The Company did not provide any non-contractual financial support and its carrying value represents the Company's exposure to loss. The carrying value of the investments in VIEs was $215.3 and $1.2 as of September 30, 2016 and December 31, 2015, respectively; these investments are included in Limited partnerships/corporations on the Condensed Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Statements of Operations.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of September 30, 2016:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$2.0	$—	$—	$—	$—	$—	$2.0	$—
U.S. Government agencies and authorities	—	—	—	—	50.6	0.1	50.6	0.1
State, municipalities and political subdivisions	27.9	0.4	—	—	12.7	0.6	40.6	1.0
U.S. corporate public securities	126.7	1.7	71.1	0.5	171.4	13.3	369.2	15.5
U.S. corporate private securities	77.2	1.2	4.8	0.2	126.7	13.3	208.7	14.7
Foreign corporate public securities and foreign governments	82.0	1.8	15.3	1.0	142.7	20.7	240.0	23.5
Foreign corporate private securities	56.0	1.1	11.9	0.4	56.4	5.4	124.3	6.9
Residential mortgage-backed	138.2	1.4	66.4	1.3	113.1	4.3	317.7	7.0
Commercial mortgage-backed	51.6	0.1	20.5	0.4	3.4	1.3	75.5	1.8
Other asset-backed	0.5	—	—	—	80.8	4.2	81.3	4.2
Total	$562.1	$7.7	$190.0	$3.8	$757.8	$63.2	$1,509.9	$74.7

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
*Less than $0.1.

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 92.3% and 86.6% of the average book value as of September 30, 2016 and December 31, 2015, respectively.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
September 30, 2016
Six months or less below amortized cost	$711.6	$10.9	$25.0	$2.5	159	6
More than six months and twelve months or less below amortized cost	267.3	41.0	7.8	11.6	67	11
More than twelve months below amortized cost	547.2	6.6	25.1	2.7	154	4
Total	$1,526.1	$58.5	$57.9	$16.8	380	21

December 31, 2015
Six months or less below amortized cost	$4,611.3	$468.6	$131.4	$131.5	758	93
More than six months and twelve months or less below amortized cost	3,445.1	—	171.2	—	524	—
More than twelve months below amortized cost	450.4	16.4	32.4	4.3	158	3
Total	$8,506.8	$485.0	$335.0	$135.8	1,440	96

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses			Number of Securities
	< 20%	> 20%		< 20%	> 20%		< 20%	> 20%
September 30, 2016
U.S. Treasuries	$2.0	$—		$—	$—		1	—
U.S. Government agencies and authorities	50.7	—		0.1	—		1	—
State, municipalities and political subdivisions	41.6	—		1.0	—		33	—
U.S. corporate public securities	373.2	11.5		12.6	2.9		83	2
U.S. corporate private securities	202.7	20.7		9.0	5.7		20	2
Foreign corporate public securities and foreign governments	241.2	22.3		17.2	6.3		50	6
Foreign corporate private securities	131.2	—		6.9	—		17	2
Residential mortgage-backed	324.3	0.4		6.9	0.1		128	4
Commercial mortgage-backed	74.3	3.0		0.1	1.7		12	4
Other asset-backed	84.9	0.6		4.1	0.1		35	1
Total	$1,526.1	$58.5		$57.9	$16.8		380	21

December 31, 2015
U.S. Treasuries	$315.8	$—		$4.2	$—		8	—
U.S. Government agencies and authorities	49.6	—		0.3	—		1	—
State, municipalities and political subdivisions	221.0	—		5.2	—		117	—
U.S. corporate public securities	4,316.2	279.6		159.1	77.1		681	57
U.S. corporate private securities	769.5	41.2		33.3	11.6		90	4
Foreign corporate public securities and foreign governments	1,343.5	123.3		66.6	34.6		251	26
Foreign corporate private securities	734.2	38.0		50.4	11.5		81	5
Residential mortgage-backed	398.6	—	*	7.9	—	*	141	2
Commercial mortgage-backed	264.1	1.4		2.7	0.7		33	1
Other asset-backed	94.3	1.5		5.3	0.3		37	1
Total	$8,506.8	$485.0		$335.0	$135.8		1,440	96
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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the nine months ended September 30, 2016 and the year ended December 31, 2015, the Company had no new troubled debt restructurings for private placement bonds or commercial mortgage loans.

As of September 30, 2016 and December 31, 2015, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company’s investment in mortgage loans as of the dates indicated:

	September 30, 2016			December 31, 2015
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$—	$3,805.8	$3,805.8	$3.7	$3,308.2	$3,311.9
Collective valuation allowance for losses	N/A	(1.0)	(1.0)	N/A	(1.0)	(1.0)
Total net commercial mortgage loans	$—	$3,804.8	$3,804.8	$3.7	$3,307.2	$3,310.9
N/A - Not Applicable

There were no impairments taken on the mortgage loan portfolio for the three and nine months ended September 30, 2016 and 2015.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	September 30, 2016	December 31, 2015
Collective valuation allowance for losses, balance at January 1	$1.0	$0.8
Addition to (reduction of) allowance for losses	—	0.2
Collective valuation allowance for losses, end of period	$1.0	$1.0

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	September 30, 2016	December 31, 2015
Impaired loans without allowances for losses	$—	$3.7
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$—	$3.7
Unpaid principal balance of impaired loans	$—	$3.7

The following table presents information on restructured loans as of the dates indicated:

	September 30, 2016	December 31, 2015
Troubled debt restructured loans	$—	$3.7

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of September 30, 2016 or December 31, 2015.

There were no loans 30 days or less in arrears, with respect to principal and interest as of September 30, 2016. There were two loans 30 days or less in arrears, with respect to principal and interest as of December 31, 2015, with a total amortized cost of $2.1.

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

The following tables present information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended September 30,
	2016	2015
Impaired loans, average investment during the period (amortized cost) (1)	$—	$7.4
Interest income recognized on impaired loans, on an accrual basis (1)	—	0.1
Interest income recognized on impaired loans, on a cash basis (1)	—	0.1
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	0.1
(1) Includes amounts for Troubled debt restructured loans.
	Nine Months Ended September 30,
	2016	2015
Impaired loans, average investment during the period (amortized cost) (1)	$1.8	$11.0
Interest income recognized on impaired loans, on an accrual basis (1)	—	0.4
Interest income recognized on impaired loans, on a cash basis (1)	—	0.5
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	0.4
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

The following table presents the LTV ratios as of the dates indicated:

	September 30, 2016(1)	December 31, 2015(1)
Loan-to-Value Ratio:
0% - 50%	$421.8	$399.9
> 50% - 60%	1,008.1	927.9
> 60% - 70%	2,032.2	1,772.0
> 70% - 80%	339.7	207.0
> 80% and above	4.0	5.1
Total Commercial mortgage loans	$3,805.8	$3,311.9
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	September 30, 2016(1)	December 31, 2015(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,970.6	$2,569.3
> 1.25x - 1.5x	619.5	505.3
> 1.0x - 1.25x	127.6	145.6
Less than 1.0x	51.5	40.4
Commercial mortgage loans secured by land or construction loans	36.6	51.3
Total Commercial mortgage loans	$3,805.8	$3,311.9
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	September 30, 2016(1)		December 31, 2015(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$892.3	23.4%	$763.0	23.0%
South Atlantic	973.0	25.6%	792.5	23.9%
Middle Atlantic	471.7	12.4%	467.2	14.1%
West South Central	458.7	12.1%	388.8	11.7%
Mountain	345.6	9.1%	334.1	10.1%
East North Central	385.5	10.1%	324.2	9.8%
New England	64.6	1.7%	58.2	1.8%
West North Central	141.8	3.7%	117.6	3.6%
East South Central	72.6	1.9%	66.3	2.0%
Total Commercial mortgage loans	$3,805.8	100.0%	$3,311.9	100.0%
(1) Balances do not include collective valuation allowance for losses.

	September 30, 2016(1)		December 31, 2015(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$1,150.2	30.2%	$1,125.1	33.9%
Industrial	970.6	25.5%	788.3	23.8%
Apartments	805.0	21.2%	615.2	18.6%
Office	640.7	16.8%	535.6	16.2%
Hotel/Motel	81.5	2.2%	83.3	2.5%
Mixed Use	31.2	0.8%	29.9	0.9%
Other	126.6	3.3%	134.5	4.1%
Total Commercial mortgage loans	$3,805.8	100.0%	$3,311.9	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	September 30, 2016(1)	December 31, 2015(1)
Year of Origination:
2016	$819.9	$—
2015	796.5	810.1
2014	553.4	557.9
2013	605.6	624.7
2012	170.9	232.8
2011	365.1	460.4
2010 and prior	494.4	626.0
Total Commercial mortgage loans	$3,805.8	$3,311.9
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

The following tables identify the Company’s credit-related and intent-related impairments included in the Condensed Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended September 30,
	2016			2015
	Impairment		No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$1.7		1	$1.5		1
Foreign corporate public securities and foreign governments(1)	—		—	3.8		3
Foreign corporate private securities(1)	1.4		1	—		—
Residential mortgage-backed	0.4		17	0.2		8
Commercial mortgage-backed	—		—	0.2		1
Other asset-backed	—	*	1	—		—
Equity	—		—	—		—
Total	$3.5		20	$5.7		13
(1) Primarily U.S. dollar denominated.
* Less than $0.1.

	Nine Months Ended September 30,
	2016			2015
	Impairment		No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$1.9		2	$1.5		1
Foreign corporate public securities and foreign governments(1)	2.7		2	8.2		4
Foreign corporate private securities(1)	1.5		2	0.4		1
Residential mortgage-backed	2.3		30	1.4		23
Commercial mortgage-backed	—		—	0.4		2
Other asset-backed	—	*	1	—		—
Equity	—		—	—	*	1
Total	$8.4		37	$11.9		32
(1) Primarily U.S. dollar denominated.
*Less than $0.1.

The above tables include $1.8 and $4.9 of write-downs related to credit impairments for the three and nine months ended September 30, 2016, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Statements of Operations. The remaining $1.7 and $3.5 in write-downs for the three and nine months ended September 30, 2016, respectively, are related to intent impairments.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended September 30,
	2016			2015
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$1.7		1	$1.5	1
Foreign corporate public securities and foreign governments(1)	—		—	3.7	3
Residential mortgage-backed	—	*	1	0.1	2
Commercial mortgage-backed	—		—	0.2	1
Total	$1.7		2	$5.5	7
(1) Primarily U.S. dollar denominated.
* Less than $0.1.

	Nine Months Ended September 30,
	2016			2015
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$1.7		1	$1.5	1
Foreign corporate public securities and foreign governments(1)	1.8		1	4.0	3
Residential mortgage-backed	—	*	2	0.1	2
Commercial mortgage-backed	—		—	0.4	2
Total	$3.5		4	$6.0	8
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended September 30,
	2016	2015
Balance at July 1	$26.8	$29.7
Additional credit impairments:
On securities previously impaired	0.4	0.3
Reductions:
Increase in cash flows	0.2	—
Securities sold, matured, prepaid or paid down	(1.3)	1.2
Balance at September 30	$28.3	$28.8

	Nine Months Ended September 30,
	2016	2015
Balance at January 1	$27.2	$33.1
Additional credit impairments:
On securities previously impaired	2.2	1.3
Reductions:
Increase in cash flows	0.3	0.3
Securities sold, matured, prepaid or paid down	0.8	5.3
Balance at September 30	$28.3	$28.8

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fixed maturities	$299.6	$290.1	$902.5	$867.1
Equity securities, available-for-sale	0.6	0.7	2.3	1.5
Mortgage loans on real estate	42.9	37.8	133.0	110.9
Policy loans	1.1	1.2	3.8	3.6
Short-term investments and cash equivalents	(0.2)	0.1	0.1	0.2
Other	7.9	5.8	12.9	17.3
Gross investment income	351.9	335.7	1,054.6	1,000.6
Less: Investment expenses	15.1	13.6	44.5	40.0
Net investment income	$336.8	$322.1	$1,010.1	$960.6

As of September 30, 2016 and December 31, 2015, the Company had $6.3 and $1.7 of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.
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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fixed maturities, available-for-sale, including securities pledged	$2.2	$(9.6)	$5.8	$(10.4)
Fixed maturities, at fair value option	(32.4)	(20.7)	(65.3)	(57.5)
Equity securities, available-for-sale	0.1	—	0.1	—
Derivatives	(408.8)	837.6	(236.0)	506.9
Embedded derivatives - fixed maturities	(1.7)	0.5	(1.0)	(2.6)
Guaranteed benefit derivatives	145.2	(263.5)	59.2	45.8
Other investments	(0.1)	(0.2)	—	(0.1)
Net realized capital gains (losses)	$(295.5)	$544.1	$(237.2)	$482.1
After-tax net realized capital gains (losses)	$(192.0)	$353.6	$(154.2)	$313.3

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds on sales	$201.3	$342.0	$2,067.5	$1,057.4
Gross gains	6.5	4.0	61.2	11.4
Gross losses	0.4	8.9	53.0	12.2

3.    Derivative Financial Instruments

The Company enters into the following types of derivatives:

Interest rate swaps and floors: Interest rate swaps are used by the Company primarily to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and/or liabilities. Interest rate swaps are also used to hedge the interest rate risk associated with the value of assets it owns or in an anticipation of acquiring them. Using interest rate swaps, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest payments, calculated by reference to an agreed upon notional principal amount. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made to/from the counterparty at each due date. The Company uses interest rate floor contracts to hedge interest rate exposure if rates decrease below a specified level. The Company utilizes these contracts in qualifying hedging relationships as well as non-qualifying hedging relationships.

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

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	September 30, 2016			December 31, 2015
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$18.2	$1.4	$—	$18.2	$0.5	$—
Foreign exchange contracts	68.3	7.3	—	57.1	11.7	—
Fair value hedges:
Interest rate contracts	64.6	—	7.1	295.1	0.8	5.9
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	40,354.8	1,411.9	307.9	27,139.0	529.5	114.9
Foreign exchange contracts	1,489.9	17.5	12.6	967.0	30.9	12.3
Equity contracts	26,380.1	348.8	63.8	19,062.4	223.7	65.6
Credit contracts	1,077.0	2.1	11.0	1,230.0	2.3	5.9
Embedded derivatives:
Within fixed maturity investments	N/A	20.2	—	N/A	21.1	—
Within products	N/A	—	3,690.6	N/A	—	3,628.1
Within reinsurance agreements	N/A	17.1	499.7	N/A	(15.6)	10.2
Total		$1,826.3	$4,592.7		$804.9	$3,842.9
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of September 30, 2016 and December 31, 2015. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	September 30, 2016
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$1,077.0	$2.1	$11.0
Equity contracts	18,994.6	348.8	23.3
Foreign exchange contracts	1,558.2	24.8	12.6
Interest rate contracts	36,419.8	1,412.6	315.0
		1,788.3	361.9
Counterparty netting(1)		(332.0)	(332.0)
Cash collateral netting(1)		(1,289.3)	(26.5)
Securities collateral netting(1)		(116.9)	(2.0)
Net receivables/payables		$50.1	$1.4
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Balance Sheets. As of September 30, 2016, the Company held $1,319.6 of net cash collateral and pledged $17.5 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2015, the Company held $423.0 and $0.4 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of September 30, 2016, the Company delivered $459.0 of securities and held $121.5 securities as collateral. As of December 31, 2015, the Company delivered $524.5 of securities and held $12.9 of securities as collateral.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$—	$0.1	$0.2	$0.2
Foreign exchange contracts	0.2	0.1	0.7	0.5
Fair value hedges:
Interest rate contracts	0.4	(2.8)	(3.9)	(4.8)
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	25.7	283.3	628.9	169.8
Foreign exchange contracts	(1.8)	6.7	(1.3)	38.1
Equity contracts	(428.4)	543.3	(850.0)	297.6
Credit contracts	(4.9)	6.9	(10.6)	5.5
Embedded derivatives:
Within fixed maturity investments(2)	(1.7)	0.5	(1.0)	(2.6)
Within products(2)	145.2	(263.5)	59.2	45.8
Within reinsurance agreements(3)	(13.5)	(23.5)	(456.7)	104.0
Total	$(278.8)	$551.1	$(634.5)	$654.1
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Statements of Operations. For the three and nine months ended September 30, 2016 and 2015, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Statements of Operations.
(3) Changes in value are included in Interest credited and other benefits to contract owners/policyholders in the Condensed Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of September 30, 2016, the fair values of credit default swaps of $2.1 and $11.0 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Balance Sheets. As of December 31, 2015, the fair values of credit default swaps of $2.3 and $5.9 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Balance Sheets. As of September 30, 2016, the maximum potential future net exposure to the Company was $217.0 in credit default swaps. As of December 31, 2015, the maximum potential future net exposure to the Company was $220.0 in credit default swaps. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$975.5	$11.6	$—	$987.1
U.S. Government agencies and authorities	—	86.8	—	86.8
State, municipalities and political subdivisions	—	505.3	—	505.3
U.S. corporate public securities	—	11,204.6	6.9	11,211.5
U.S. corporate private securities	—	2,383.5	381.4	2,764.9
Foreign corporate public securities and foreign governments(1)	—	2,827.2	0.4	2,827.6
Foreign corporate private securities(1)	—	2,664.2	150.4	2,814.6
Residential mortgage-backed securities	—	2,180.8	23.8	2,204.6
Commercial mortgage-backed securities	—	1,112.0	8.6	1,120.6
Other asset-backed securities	—	210.9	66.1	277.0
Total fixed maturities, including securities pledged	975.5	23,186.9	637.6	24,800.0
Equity securities, available-for-sale	12.8	—	7.4	20.2
Derivatives:
Interest rate contracts	0.7	1,412.6	—	1,413.3
Foreign exchange contracts	—	24.8	—	24.8
Equity contracts	—	325.4	23.4	348.8
Credit contracts	—	2.1	—	2.1
Embedded derivative on reinsurance	—	17.1	—	17.1
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,033.3	—	—	2,033.3
Assets held in separate accounts	32,104.2	—	—	32,104.2
Total assets	$35,126.5	$24,968.9	$668.4	$60,763.8
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$1,708.3	$1,708.3
GMAB/GMWB/GMWBL(2)	—	—	1,982.3	1,982.3
Other derivatives:
Interest rate contracts	—	315.0	—	315.0
Foreign exchange contracts	—	12.6	—	12.6
Equity contracts	40.5	22.9	0.4	63.8
Credit contracts	—	11.0	—	11.0
Embedded derivative on reinsurance	—	499.7	—	499.7
Total liabilities	$40.5	$861.2	$3,691.0	$4,592.7
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,049.2	$9.5	$—	$1,058.7
U.S. Government agencies and authorities	—	81.9	—	81.9
State, municipalities and political subdivisions	—	360.5	—	360.5
U.S. corporate public securities	—	10,871.2	0.7	10,871.9
U.S. corporate private securities	—	2,067.1	327.3	2,394.4
Foreign corporate public securities and foreign governments(1)	—	2,791.8	1.2	2,793.0
Foreign corporate private securities(1)	—	2,481.0	145.0	2,626.0
Residential mortgage-backed securities	—	1,856.5	28.6	1,885.1
Commercial mortgage-backed securities	—	1,331.3	12.1	1,343.4
Other asset-backed securities	—	252.0	11.3	263.3
Total fixed maturities, including securities pledged	1,049.2	22,102.8	526.2	23,678.2
Equity securities, available-for-sale	12.5	—	6.7	19.2
Derivatives:
Interest rate contracts	—	530.8	—	530.8
Foreign exchange contracts	—	42.6	—	42.6
Equity contracts	56.2	161.8	5.7	223.7
Credit contracts	—	2.3	—	2.3
Embedded derivative on reinsurance	—	(15.6)	—	(15.6)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,947.2	1.4	—	1,948.6
Assets held in separate accounts	33,355.5	—	—	33,355.5
Total assets	$36,420.6	$22,826.1	$538.6	$59,785.3
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$1,779.1	$1,779.1
GMAB/GMWB/GMWBL	—	—	1,849.0	1,849.0
Other derivatives:
Interest rate contracts	0.7	120.1	—	120.8
Foreign exchange contracts	—	12.3	—	12.3
Equity contracts	11.7	53.9	—	65.6
Credit contracts	—	5.9	—	5.9
Embedded derivative on reinsurance	—	10.2	—	10.2
Total liabilities	$12.4	$202.4	$3,628.1	$3,842.9
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and nine months ended September 30, 2016 and 2015. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2016
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$25.0	$—	$—	$—	$—	$—	$—	$—	$(18.1)	$6.9	$—
U.S. corporate private securities	336.4	—	4.0	49.5	—	—	(8.5)	—	—	381.4	—
Foreign corporate public securities and foreign governments(1)	0.4	—	—	—	—	—	—	—	—	0.4	—
Foreign corporate private securities(1)	151.2	(1.4)	3.8	—	—	—	(3.2)	—	—	150.4	(1.4)
Residential mortgage-backed securities	27.0	(0.7)	0.3	—	—	(2.6)	(0.2)	—	—	23.8	(0.7)
Commercial mortgage-backed securities	9.6	—	—	—	—	—	(1.0)	—	—	8.6	—
Other asset-backed securities	31.9	—	0.1	47.7	—	—	(0.4)	7.4	(20.6)	66.1	—
Total fixed maturities, including securities pledged	581.5	(2.1)	8.2	97.2	—	(2.6)	(13.3)	7.4	(38.7)	637.6	(2.1)
Equity securities, available-for-sale	7.3	—	0.1	—	—	—	—	—	—	7.4	—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,604.6)	(119.5)	—	—	(38.1)	—	53.9	—	—	(1,708.3)	—
GMWB/GMAB/GMWBL(2)	(2,209.9)	264.7	—	—	(37.2)	—	0.1	—	—	(1,982.3)	—
Other derivatives, net	13.7	4.3	—	6.3	—	—	(1.3)	—	—	23.0	9.3
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	—	—	—	—	—	—	—	—	—
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2016
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$0.7	$(0.1)	$0.5	$—	$—	$(0.7)	$—	$6.5	$—	$6.9	$—
U.S. corporate private securities	327.3	(0.2)	18.2	81.8	—	(14.0)	(43.1)	18.6	(7.2)	381.4	(0.2)
Foreign corporate public securities and foreign governments(1)	1.2	(0.8)	—	—	—	—	—	—	—	0.4	(0.8)
Foreign corporate private securities(1)	145.0	(1.4)	9.8	—	—	(0.1)	(20.2)	20.5	(3.2)	150.4	(1.4)
Residential mortgage-backed securities	28.6	(2.4)	0.4	—	—	(2.6)	(0.2)	—	—	23.8	(2.2)
Commercial mortgage-backed securities	12.1	—	0.2	—	—	—	(3.7)	—	—	8.6	—
Other asset-backed securities	11.3	(0.1)	0.2	48.2	—	—	(1.8)	8.3	—	66.1	(0.1)
Total fixed maturities, including securities pledged	526.2	(5.0)	29.3	130.0	—	(17.4)	(69.0)	53.9	(10.4)	637.6	(4.7)
Equity securities, available-for-sale	6.7	—	0.7	—	—	—	—	—	—	7.4	—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,779.1)	81.9	—	—	(160.6)	—	149.5	—	—	(1,708.3)	—
GMWB/GMAB/GMWBL(2)	(1,849.0)	(22.7)	—	—	(111.0)	—	0.4	—	—	(1,982.3)	—
Other derivatives, net	5.7	(2.6)	—	21.2	—	—	(1.3)	—	—	23.0	17.3
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	—	—	—	—	—	—	—	—	—
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2015
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$31.4	$—	$—	$53.3	$—	$—	$—	$—	$(30.8)	$53.9	$—
U.S. corporate private securities	281.2	(0.1)	0.6	13.5	—	—	(4.6)	—	(8.9)	281.7	—
Foreign corporate public securities and foreign governments(1)	4.2	—	—	—	—	—	(3.0)	—	—	1.2	—
Foreign corporate private securities(1)	149.8	—	(1.1)	6.7	—	—	(7.6)	—	(0.6)	147.2	—
Residential mortgage-backed securities	28.8	(0.4)	(0.1)	—	—	—	(0.1)	—	—	28.2	(0.4)
Commercial mortgage-backed securities	—	—	(0.1)	15.0	—	—	(1.4)	—	—	13.5	—
Other asset-backed securities	11.9	—	—	—	—	—	(0.3)	—	—	11.6	—
Total fixed maturities, including securities pledged	507.3	(0.5)	(0.7)	88.5	—	—	(17.0)	—	(40.3)	537.3	(0.4)
Equity securities, available-for-sale	—	—	—	6.5	—	—	—	—	—	6.5	—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,907.6)	321.7	—	—	(79.4)	—	39.4	—	—	(1,625.9)	—
GMWB/GMAB/GMWBL(2)	(1,346.2)	(585.2)	—	—	(37.2)	—	0.1	—	—	(1,968.5)	—
Other derivatives, net	11.0	(14.7)	—	5.2	—	—	(0.5)	—	—	1.0	(10.0)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1.8	—	—	—	—	—	(1.8)	—	—	—	—
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2015
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$53.8	$—	$—	$53.3	$—	$—	$—	$—	$(53.2)	$53.9	$—
U.S. corporate private securities	260.2	(0.1)	(4.3)	52.4	—	—	(54.4)	27.9	—	281.7	(0.1)
Foreign corporate public securities and foreign governments(1)	—	(4.2)	(0.3)	—	—	—	(5.1)	10.8	—	1.2	(4.2)
Foreign corporate private securities(1)	147.3	—	(1.0)	9.4	—	—	(30.0)	21.5	—	147.2	(0.1)
Residential mortgage-backed securities	31.3	(1.7)	(0.3)	—	—	—	(0.3)	1.8	(2.6)	28.2	(1.7)
Commercial mortgage-backed securities	—	—	(0.1)	15.0	—	—	(1.4)	—	—	13.5	—
Other asset-backed securities	0.9	—	—	11.9	—	—	(0.4)	16.5	(17.3)	11.6	—
Total fixed maturities, including securities pledged	493.5	(6.0)	(6.0)	142.0	—	—	(91.6)	78.5	(73.1)	537.3	(6.1)
Equity securities, available-for-sale	—	—	—	6.5	—	—	—	—	—	6.5	—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,924.4)	335.5	—	—	(173.1)	—	136.1	—	—	(1,625.9)	—
GMWB/GMAB/GMWBL(2)	(1,564.4)	(289.7)	—	—	(114.8)	—	0.4	—	—	(1,968.5)	—
Other derivatives, net	31.2	(29.1)	—	16.1	—	—	(17.2)	—	—	1.0	(30.2)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1.8	—	—	—	—	—	(1.8)	—	—	—	—
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2016 and 2015, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of September 30, 2016:

Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA
Long-term equity implied volatility	15% to 25%		15% to 25%		—
Interest rate implied volatility	0.2% to 18%		0.2% to 18%		—
Correlations between:
Equity Funds	-13% to 99%		-13% to 99%		—
Equity and Fixed Income Funds	-38% to 62%		-38% to 62%		—
Interest Rates and Equity Funds	-32% to 26%		-32% to 26%		—
Nonperformance risk	0.14% to 1.9%		0.14% to 1.9%		0.14% to 1.9%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—
Partial Withdrawals	—%		0% to 3.4%		0% to 10%
Lapses	0.06% to 9.6%	(3)(4)	0.29% to 17.7%	(3)(4)	0% to 60%	(3)
Mortality	—	(5)	—	(5)	—	(5)

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of policies, 40% are taking systematic withdrawals. The Company assumes that 85% of all policies will begin systematic withdrawals either immediately or after a delay period, with 100% utilizing at age 100. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money." The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of September 30, 2016 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money		Total	Average Expected Delay (Years)**
< 60	$2.0	$—	*	$2.0	10.0
60-69	5.8	0.1		5.9	5.0
70+	5.6	0.1		5.7	3.1
	$13.4	$0.2		$13.6	5.7
* Less than $0.1.
** For population expected to withdraw in future. Excludes policies taking systematic withdrawals and 15% of policies the Company assumes will never withdraw until age 100.
(3) Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period.
(4) The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period or at the shock lapse period and to whether they are "in the money" or "out of the money" as of September 30, 2016 (account value amounts are in $ billions). Lapse ranges are based on weighted average ranges of underlying account value exposure.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

		GMAB		GMWB/GMWBL
	Moneyness	Account Value	Lapse Range	Account Value		Lapse Range
During Surrender Charge Period
	In the Money**	$—	0.4% to 6.9%	$2.9		0.1% to 4.5%
	Out of the Money	—	1.6% to 7.6%	—	*	0.6% to 4.7%
Shock Lapse Period
	In the Money**	—	4.7% to 17.3%	2.7		2.3% to 11.6%
	Out of the Money	—	17.3% to 19.1%	—	*	11.6% to 12.2%
After Surrender Charge Period
	In the Money**	—	2.8% to 10.6%	7.9		1.4% to 6.7%
	Out of the Money	0.1	10.6% to 11.7%	0.6		6.7% to 7.0%
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
* Less than $0.1
** For population expected to withdraw in future. Excludes policies taking systematic withdrawals and policies the Company assumes will never withdraw.
(3) Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period.
(4) The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period or at the shock lapse period and to whether they are "in the money" or "out of the money" as of December 31, 2015 (account value amounts are in $ billions). The December 31, 2015 presentation and calculation of the lapse ranges has been made consistent with the current period. Lapse ranges are based on weighted average ranges of underlying account value exposure.

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value		Lapse Range
During Surrender Charge Period
	In the Money**	$—		0.4% to 6.9%	$4.9		0.1% to 4.5%
	Out of the Money	—		1.6% to 7.6%	—	*	0.6% to 4.7%
Shock Lapse Period
	In the Money	$—	*	5.4% to 22.3%	$1.8		3.0% to 13.7%
	Out of the Money	—	*	22.3% to 24.5%	—	*	13.7% to 14.4%
After Surrender Charge Period
	In the Money**	$—	*	2.8% to 12.1%	$7.1		1.8% to 7.9%
	Out of the Money	—	*	12.1% to 13.3%	0.5		7.9% to 8.2%
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$24,800.0	$24,800.0	$23,678.2	$23,678.2
Equity securities, available-for-sale	20.2	20.2	19.2	19.2
Mortgage loans on real estate	3,804.8	3,925.8	3,310.9	3,429.8
Policy loans	75.4	75.4	79.8	79.8
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,033.3	2,033.3	1,948.6	1,948.6
Derivatives	1,789.0	1,789.0	799.4	799.4
Other investments	36.6	36.6	48.6	48.6
Deposits from affiliates	157.1	157.6	155.3	156.3
Embedded derivative on reinsurance	17.1	17.1	(15.6)	(15.6)
Assets held in separate accounts	32,104.2	32,104.2	33,355.5	33,355.5
Liabilities:
Investment contract liabilities:
Deferred annuities(1)	19,555.8	19,963.6	19,274.7	19,367.9
Funding agreements with fixed maturities and guaranteed investment contracts	806.3	793.5	1,105.7	1,083.1
Supplementary contracts, immediate annuities and other	2,265.4	2,558.9	1,766.5	1,955.3
Derivatives:
Guaranteed benefit derivatives:
FIA	1,708.3	1,708.3	1,779.1	1,779.1
GMAB/GMWB/GMWBL	1,982.3	1,982.3	1,849.0	1,849.0
Other derivatives	402.4	402.4	204.6	204.6
Long-term debt	435.0	574.7	435.0	524.7
Embedded derivative on reinsurance	499.7	499.7	10.2	10.2
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

Other investments: Federal Home Loan Bank ("FHLB") stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value and is classified as Level 2.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2016
	DAC	VOBA	Total
Balance as of January 1, 2016	$2,100.2	$44.6	$2,144.8
Deferrals of commissions and expenses	91.3	—	91.3
Amortization:
Amortization(1)	215.8	(7.0)	208.8
Interest accrued(2)	28.9	1.7	30.6
Net amortization included in the Condensed Statements of Operations	244.7	(5.3)	239.4
Change due to unrealized capital gains/losses on available-for-sale securities	(685.7)	(19.6)	(705.3)
Balance as of September 30, 2016	$1,750.5	$19.7	$1,770.2

	2015
	DAC	VOBA	Total
Balance as of January 1, 2015	$2,212.9	$39.1	$2,252.0
Deferrals of commissions and expenses	77.4	—	77.4
Amortization:
Amortization(3)	(456.5)	(15.4)	(471.9)
Interest accrued(2)	70.8	2.3	73.1
Net amortization included in the Condensed Statements of Operations	(385.7)	(13.1)	(398.8)
Change due to unrealized capital gains/losses on available-for-sale securities	254.8	12.7	267.5
Balance as of September 30, 2015	$2,159.4	$38.7	$2,198.1
(1) Includes loss recognition of $137.1 related to DAC and $0.6 related to VOBA.
(2) Interest accrued at the following rates for VOBA: 3.9% to 5.8% during 2016 and 2.2% to 5.8% during 2015.
(3) Includes loss recognition of $275.7 related to DAC and $1.2 related to VOBA.

Loss recognition related to Sales inducements to contract owners for the three and nine months ended September 30, 2016 was $8.1 and $32.3, respectively. Loss recognition related to Sales inducements to contract owners for the three and nine months ended September 30, 2015 was $65.1.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	September 30,
	2016	2015
Fixed maturities, net of OTTI	$1,771.5	$793.8
Equity securities, available-for-sale	5.0	3.7
Derivatives	8.6	11.1
DAC/VOBA, Sales inducements and other intangibles adjustments on available-for-sale securities	(1,086.7)	(394.5)
Other	(35.5)	(35.6)
Unrealized capital gains (losses), before tax	662.9	378.5
Deferred income tax asset (liability)	(46.5)	53.1
Unrealized capital gains (losses), after tax	616.4	431.6
Pension and other postretirement benefits liability, net of tax	0.5	0.7
AOCI	$616.9	$432.3

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Statements of Operations, were as follows for the periods indicated:

	Three Months Ended September 30, 2016
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$72.9		$(25.6)	$47.3
Equity securities	0.3		(0.1)	0.2
Other	—		—	—
OTTI	0.3		(0.1)	0.2
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	(2.4)		0.9	(1.5)
DAC/VOBA, Sales inducements and other intangibles	(72.9)		25.5	(47.4)
Change in unrealized gains/losses on available-for-sale securities	(1.8)		0.6	(1.2)

Derivatives:
Derivatives	(1.0)	(1)	0.3	(0.7)
Adjustments for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—	—
Change in unrealized gains/losses on derivatives	(1.0)		0.3	(0.7)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	(0.2)		0.1	(0.1)
Change in pension and other postretirement benefits liability	(0.2)		0.1	(0.1)
Change in Other comprehensive income (loss)	$(3.0)		$1.0	$(2.0)

(1) See the Derivative Financial Instruments Note to these Condensed Financial Statements for additional information.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2016
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,367.9		$(478.8)	$889.1
Equity securities	1.2		(0.4)	0.8
Other	0.4		(0.1)	0.3
OTTI	2.8		(1.0)	1.8
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	(6.0)		2.1	(3.9)
DAC/VOBA, Sales inducements and other intangibles	(905.4)	(1)	316.9	(588.5)
Change in unrealized gains/losses on available-for-sale securities	460.9		(161.3)	299.6

Derivatives:
Derivatives	(3.2)	(2)	1.1	(2.1)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—	—
Change in unrealized gains/losses on derivatives	(3.2)		1.1	(2.1)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	(0.3)		0.1	(0.2)
Change in pension and other postretirement benefits liability	(0.3)		0.1	(0.2)
Change in Other comprehensive income (loss)	$457.4		$(160.1)	$297.3

(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Financial Statements for additional information.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2015
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(81.9)		$28.6	$(53.3)
Equity securities	—		—	—
Other	(0.2)		—	(0.2)
OTTI	1.2		(0.4)	0.8
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	9.6		(3.3)	6.3
DAC/VOBA, Sales inducements and other intangibles	(15.9)		5.6	(10.3)
Change in unrealized gains/losses on available-for-sale securities	(87.2)		30.5	(56.7)

Derivatives:
Derivatives	0.2	(1)	—	0.2
Adjustments for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—	—
Change in unrealized gains/losses on derivatives	0.2		—	0.2

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	(0.1)		0.1	—
Change in pension and other postretirement benefits liability	(0.1)		0.1	—
Change in Other comprehensive income (loss)	$(87.1)		$30.6	$(56.5)

(1) See the Derivative Financial Instruments Note to these Condensed Financial Statements for additional information.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2015
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(609.8)		$213.3	$(396.5)
Equity securities	0.1		—	0.1
Other	(0.1)		—	(0.1)
OTTI	4.7		(1.6)	3.1
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	10.4		(3.6)	6.8
DAC/VOBA, Sales inducements and other intangibles	319.5	(1)	(111.8)	207.7
Change in unrealized gains/losses on available-for-sale securities	(275.2)		96.3	(178.9)

Derivatives:
Derivatives	3.5	(2)	(1.2)	2.3
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—	—
Change in unrealized gains/losses on derivatives	3.5		(1.2)	2.3

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	(0.2)		0.1	(0.1)
Change in pension and other postretirement benefits liability	(0.2)		0.1	(0.1)
Change in Other comprehensive income (loss)	$(271.9)		$95.2	$(176.7)

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Income Taxes

The Company's effective tax rates for the three and nine months ended September 30, 2016 were 111.3% and 101.7%, respectively. These effective tax rates differed from the statutory rate of 35% due to an increase in the tax valuation allowance and the effect of the dividends received deduction ("DRD").

The Company's effective tax rates for the three and nine months ended September 30, 2015 were 12.4% and 138.0%, respectively. These effective tax rates differed from the statutory rate of 35% due to an increase in the tax valuation allowance and the effect of the DRD.

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

Under this agreement, the Company incurred minimal interest expense for the three and nine months ended September 30, 2016 and 2015. The Company did not earn interest income for the three months ended September 30, 2016 and earned $0.8 in interest income for the nine months ended September 30, 2016. The Company did not earn interest income for the three months ended September 30, 2015 and earned $0.7 in interest income for the nine months ended September 30, 2015. As of September 30, 2016 and December 31, 2015, the Company did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement.

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

As of September 30, 2016 and December 31, 2015, the Company had off-balance sheet commitments to acquire mortgage loans of $153.0 and $323.6, respectively, and purchase limited partnerships and private placement investments of $456.9 and $285.9, respectively.

Federal Home Loan Bank Funding

The Company is a member of the FHLB of Des Moines and is required to maintain collateral to back funding agreements issued to the FHLB. As of September 30, 2016 and December 31, 2015, the Company had $649.2 and $950.4, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB. These non-putable funding agreements are included in Future policy benefits and contract owner account balances on the Condensed Balance Sheets. As of September 30, 2016 and December 31, 2015, assets with a market value of $0.7 billion and $1.1 billion, respectively, collateralized the funding agreements to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Condensed Balance Sheets.

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

	September 30, 2016	December 31, 2015
Fixed maturity collateral pledged to FHLB	$720.0	$1,096.0
FHLB restricted stock(1)	36.0	48.0
Other fixed maturities-state deposits	11.6	11.5
Securities pledged(2)	747.5	672.4
Total restricted assets	$1,515.1	$1,827.9
(1) Reported in Other investments on the Condensed Balance Sheets.
(2) Includes the fair value of loaned securities of $288.5 and $147.9 as of September 30, 2016 and December 31, 2015, respectively. In addition, as of September 30, 2016 and December 31, 2015, the Company delivered securities as collateral of $459.0 and $524.5, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2016, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, is not material to the Company.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

10.    Related Party Transactions

Operating Agreements

For the three and nine months ended September 30, 2016, revenues with affiliated entities related to the operating agreements disclosed in the Related Party Transactions Note in the Financial Statements in Part II, Item 8. in the Company's Annual Report on Form 10-K were $36.1 and $106.9, respectively. For the three and nine months ended September 30, 2015, revenues with affiliated entities related to the aforementioned operating agreements were $39.6 and $123.7, respectively. For the three and nine months ended September 30, 2016, expenses with affiliated entities related to the aforementioned operating agreements were $99.5 and $289.9, respectively. For the three and nine months ended September 30, 2015, expenses with affiliated entities related to the aforementioned operating agreements were $99.3 and $307.5, respectively.

Reinsurance Agreements

Reinsurance Ceded

As of September 30, 2016 and December 31, 2015, total reserves ceded to affiliates were $6,027.2 and $5,019.9, respectively. For the three and nine months ended September 30, 2016, premiums ceded to affiliates were $158.5 and $357.2, respectively. For the three and nine months ended September 30, 2015, premiums ceded to affiliates were $75.9 and $325.4, respectively.

Guaranteed Living Benefit — Coinsurance and Coinsurance Funds Withheld

Prior to July 1, 2016, the Company had an amended and restated automatic reinsurance agreement with an affiliate, SLDI, on a combined coinsurance and coinsurance funds withheld basis.

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

The impacts of these agreements on the Condensed Balance Sheets as of the dates indicated are as follows:

	September 30, 2016	December 31, 2015
Assets on deposit in trust	$7,515.8	$6,632.1
Funds withheld liability(1)	7,022.1	6,616.3
Embedded derivative(1)	493.7	15.8
Reserves ceded(2)	5,821.1	4,795.7
Deferred loss(3)	277.4	283.3
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Reinsurance Assumed

As of September 30, 2016 and December 31, 2015, total reserves assumed from affiliates were $424.2 and $438.7, respectively. For the three and nine months ended September 30, 2016, premiums assumed from affiliates were $111.9 and $326.7, respectively. For the three and nine months ended September 30, 2015, premiums assumed from affiliates were $107.1 and $318.2, respectively.

Deposits Receivable

As of September 30, 2016 and December 31, 2015, deposits receivable from affiliates were $157.1 and $155.3, respectively.

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

The following discussion and analysis presents a review of our results of operations for the three and nine months ended September 30, 2016 and 2015 and financial condition as of September 30, 2016 and December 31, 2015. This item should be read in its entirety and in conjunction with the Condensed Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K for the year ended December 31, 2015 ("Annual Report on Form 10-K").

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
During the third quarter of 2016 and 2015, we conducted our annual review of assumptions, including projection model inputs. As a result of these reviews, in the three months ended September 30, 2016 and 2015, we made a number of changes, which resulted in favorable/(unfavorable) impacts on Income (loss) before income taxes of $102.7 million and $(34.3) million, respectively, of which $34.7 million and $(83.0) million was related to DAC/VOBA and other intangibles unlocking.
We also review the recoverability of DAC, VOBA and DSI balances each period. These assets are deemed to be unrecoverable if the estimated gross profits do not exceed these balances and a write-down is recorded as loss recognition. During the three and nine months ended September 30, 2016, we recognized loss recognition of $42.5 million and $170.0 million, respectively, before income taxes, of which $34.4 million and $137.7 million, respectively, was recorded to Net amortization of DAC and VOBA, and $8.1 million and $32.3 million, respectively, was recorded to Interest credited and other benefits to contract owners, in the Condensed Statements of Operations, with a corresponding decrease on the Condensed Balance Sheets to Deferred policy acquisition costs, Value of business acquired, and Sales inducements to contract owners. During the three and nine months ended September 30, 2015, we recognized loss recognition of $342.0 million before income taxes, of which $276.9 million was recorded to Net amortization of DAC and VOBA, and $65.1 million was recorded to Interest credited and other benefits to contract owners.

During the three and nine months ended September 30, 2016, we established premium deficiency reserves of $25.6 million and $36.3 million, respectively, before tax related to certain payout annuity contracts. During the three and nine months ended September 30, 2015, we established a premium deficiency reserve of $126.0 million. The premium deficiency reserves established for the three and nine months ended September 30, 2016 and 2015 were recorded as increases in Policyholder benefits and contract owner account balances with a corresponding increase in Deposits and reinsurance recoverable, as the reserves are ceded to an affiliate on a 100% coinsurance and coinsurance funds withheld basis. As a result, the establishment of these premium deficiency reserves had no impact on the Condensed Statements of Operations for the three and nine months ended September 30, 2016 and 2015.

Income Taxes

Our effective tax rates for the three and nine months ended September 30, 2016 were 111.3% and 101.7%, respectively. These effective tax rates differed from the statutory rate of 35% due to an increase in the tax valuation allowance and the effect of the dividends received deduction ("DRD").

Our effective tax rates for the three and nine months ended September 30, 2015 were 12.4% and 138.0%, respectively. These effective tax rates differed from the statutory rate of 35% due to an increase in the tax valuation allowance and the effect of the DRD.

GMIB Buyout Offer

The focus in managing our closed block of variable annuity products continues to be on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market movements on capital resources, rather than mitigating earnings volatility. Additionally, we continue to judiciously seek opportunities to accelerate the run-off of the block, such as through our recent offerings of enhanced income for eligible guaranteed minimum income benefit ("GMIB") policyholders which allowed for optional early annuitization. In October 2016, we filed a GMIB enhanced surrender value offer with the SEC which, if we decide to proceed with, would provide certain GMIB policyholders an option to surrender their contracts in exchange for an enhancement to their contract’s surrender value.

Results of Operations

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Net investment income	$336.8	$322.1	$1,010.1	$960.6
Fee income	160.9	175.2	472.2	550.3
Premiums	125.3	129.0	373.3	374.9
Net realized capital gains (losses):
Total other-than-temporary impairments	(3.7)	(5.4)	(7.3)	(10.6)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(0.2)	0.3	1.1	1.3
Net other-than-temporary impairments recognized in earnings	(3.5)	(5.7)	(8.4)	(11.9)
Other net realized capital gains (losses)	(292.0)	549.8	(228.8)	494.0
Total net realized capital gains (losses)	(295.5)	544.1	(237.2)	482.1
Other revenue	4.1	4.2	13.6	15.8
Total revenues	331.6	1,174.6	1,632.0	2,383.7
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	24.2	1,395.6	1,419.6	1,617.4
Operating expenses	108.2	127.4	344.0	364.4
Net amortization of Deferred policy acquisition costs and Value of business acquired	150.0	27.4	(239.4)	398.8
Interest expense	7.2	7.1	21.2	21.1
Other expense	(2.0)	3.1	4.3	18.3
Total benefits and expenses	287.6	1,560.6	1,549.7	2,420.0
Income (loss) before income taxes	44.0	(386.0)	82.3	(36.3)
Income tax expense (benefit)	48.9	(47.7)	83.6	(50.1)
Net income (loss)	$(4.9)	$(338.3)	$(1.3)	$13.8

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

Our Net loss for the three months ended September 30, 2016 improved $333.4 million from a loss of $338.3 million to a loss of $4.9 million primarily due to decreases in Interest credited and other benefits to contract owners/policyholders and Operating expenses, an increase in Net investment income and a favorable change in Other expense, partially offset by an unfavorable change in Total net realized capital gains (losses), an increase in Net amortization of DAC and VOBA, an unfavorable change in Income tax expense (benefit), and a decrease in Fee income.

Revenues

Total revenues decreased $843.0 million from $1,174.6 million to $331.6 million primarily due to unfavorable changes in Total net realized capital gains (losses) and a decrease in Fee income, partially offset by an increase in Net investment income.

Net investment income increased $14.7 million from $322.1 million to $336.8 million primarily due to growth in the general account assets, driven by positive net flows, higher alternative investment income and higher prepayment fee income, partially offset by the impact of the continued low interest rate environment on reinvestment rates.

Fee income decreased $14.3 million from $175.2 million to $160.9 million primarily due to lower average separate account assets under management resulting from the continued runoff of our closed block of variable annuity business.

Total net realized capital gains (losses) changed $839.6 million from a gain of $544.1 million to a loss of $295.5 million primarily due to an unfavorable change in annuity hedging derivatives of $1,257.5 million, partially offset by a favorable change in the fair value of embedded derivatives on product guarantees of $408.7 million. Under the variable annuity and fixed indexed annuity hedge programs, changes in equity and interest markets during the current period resulted in net unfavorable changes in equity, interest and foreign exchange derivatives from a net gain of $846.3 million in the prior period to a net loss of $411.2 million in the current period. A portion of these derivative gains (losses) were ceded under the combined coinsurance and coinsurance funds withheld agreement (from a gain of $932.7 million in the prior period to a loss of $423.8 million in the current period) and an offset was recorded to Interest credited and other benefits to contract owners/policyholders. See the Related Party Transactions Footnote in our Condensed Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on the combined coinsurance and coinsurance funds withheld agreement. The favorable changes in the fair value of embedded derivatives on product guarantees from a loss of $263.5 million in the prior period to a gain of $145.2 million in the current period were primarily due to favorable impacts from changes in interest rates, annual assumption impacts, implied volatility and equity market movements, partially offset by an unfavorable impact resulting from nonperformance risk.

Benefits and Expenses

Total benefits and expenses decreased $1,273.0 million from $1,560.6 million to $287.6 million primarily due to lower Interest credited and other benefits to contract owners/policyholders and Operating expenses and a favorable change in Other expense, partially offset by an increase in Net amortization of DAC and VOBA.

Interest credited and other benefits to contract owners/policyholders decreased $1,371.4 million from $1,395.6 million to $24.2 million primarily due to the change in the amount of equity and interest rate derivative gains/losses transferred under the combined coinsurance and coinsurance funds withheld agreement (the corresponding offsetting amount is reported in Total net realized capital gains (losses)), lower unfavorable impact from annual assumptions updates, equity market movements and lower loss recognition on sales inducements. These decreases were partially offset by higher amortization of sales inducements on higher gross profits.

Operating expenses decreased $19.2 million from $127.4 million to $108.2 million primarily due to lower commission expense on lower average separate account assets under management, lower operating expenses due to the continued runoff of our closed block of variable annuity business and lower consulting expenses, partially offset by higher employee-related expenses.

Net amortization of DAC and VOBA increased $122.6 million from $27.4 million to $150.0 million primarily due to higher amortization as a result of higher gross profits, partially offset by favorable DAC/VOBA unlocking due to the annual assumptions updates and lower loss recognition in the current period. See Critical Accounting Judgments and Estimates for further detail on the loss recognition of DAC and VOBA.

Other expense decreased $5.1 million from $3.1 million to a benefit of $2.0 million primarily due to lower amortization of deferred reinsurance losses and expenses incurred in the prior period related to the multi-year guaranteed fixed annuity contracts coinsurance agreement that did not reoccur due to the recapture of this agreement in the third quarter of 2015.

Income Taxes

Income tax expense (benefit) changed $96.6 million from a benefit of $47.7 million to an expense of $48.9 million primarily due to an increase in income before income taxes, partially offset by a decrease in the tax valuation allowance.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Our Net income (loss) for the nine months ended September 30, 2016 decreased $15.1 million from income of $13.8 million to loss of $1.3 million primarily due to unfavorable changes in Total net realized capital gains (losses) and Income tax expense (benefit) and a decrease in Fee income, partially offset by a favorable change in Net amortization of DAC and VOBA, a decrease in Interest credited and other benefits to contract owners/policyholders, an increase in Net investment income, and decreases in Operating expenses and Other expense.

Revenues

Total revenues decreased $751.7 million from $2,383.7 million to $1,632.0 million primarily due to unfavorable changes in Total net realized capital gains (losses) and a decrease in Fee income, partially offset by an increase in Net investment income.

Net investment income increased $49.5 million from $960.6 million to $1,010.1 million primarily due to growth in the general account assets, driven by positive net flows, and higher prepayment fee income, partially offset by lower alternative investment income and the impact of the continued low interest rate environment on reinvestment rates.

Fee income decreased $78.1 million from $550.3 million to $472.2 million primarily due to lower average separate account assets under management resulting from the continued runoff of our closed block of variable annuity business.

Total net realized capital gains (losses) changed $719.3 million from a gain of $482.1 million to a loss of $237.2 million primarily due to an unfavorable change in annuity hedging derivatives of $749.6 million, partially offset by a favorable change in the fair value of embedded derivatives on product guarantees of $13.4 million. Under the variable annuity and fixed indexed annuity hedge programs, changes in equity and interest markets during the current period resulted in net unfavorable changes in equity, interest and foreign exchange derivatives from a net gain of $524.2 million in the prior period to a net loss of $225.4 million in the current period. A portion of these derivative gains (losses) were ceded under the combined coinsurance and coinsurance funds withheld agreement (from a gain of $651.3 million in the prior period to a loss of $120.9 million in the current period) and an offset was recorded to Interest credited and other benefits to contract owners/policyholders. The favorable change in the fair value of embedded derivatives on product guarantees from a gain of $45.8 million in the prior period to a gain of $59.2 million in the current period was primarily due to favorable impacts resulting from nonperformance risk, annual assumption updates and equity market movements, partially offset by unfavorable impacts from interest rate movements.

Benefits and Expenses

Total benefits and expenses decreased $870.3 million from $2,420.0 million to $1,549.7 million primarily due to a favorable change in Net amortization of DAC and VOBA and decreases in Interest credited and other benefits to contract owners/policyholders, Operating expenses and Other expense.

Interest credited and other benefits to contract owners/policyholders decreased $197.8 million from $1,617.4 million to $1,419.6 million primarily due to the change in the amount of equity and interest rate derivative gains transferred under the combined coinsurance and coinsurance funds withheld agreement (the corresponding offsetting amount is reported in Total net realized capital gains (losses)) lower unfavorable impacts from annual assumptions updates, equity market movements and lower loss recognition on sales inducements. These decreases were partially offset by the unfavorable change in the embedded derivative on the coinsurance funds withheld arrangements resulting from interest rate movements and higher amortization of sales inducements.

Operating expenses decreased $20.4 million from $364.4 million to $344.0 million primarily due to lower commission expense on lower average separate account assets under management and lower operating expenses due to the continued runoff of the closed block of variable annuity products.

Net amortization of DAC and VOBA changed $638.2 million from an expense of $398.8 million to a benefit of $239.4 million primarily due to favorable amortization as a result of lower gross profits (negative gross profits in the current period compared to positive gross profits in the prior period), favorable DAC/VOBA unlocking due to the annual assumptions updates and lower loss recognition in the current period. See Critical Accounting Judgments and Estimates for further detail on the loss recognition of DAC and VOBA.

Other expense decreased $14.0 million from $18.3 million to $4.3 million primarily due to lower amortization of deferred reinsurance losses and expenses incurred in the prior period related to the multi-year guaranteed fixed annuity contracts coinsurance agreement that did not reoccur due to the recapture of this agreement in the third quarter of 2015.

Income Taxes

Income tax expense (benefit) changed $133.7 million from a benefit of $50.1 million to an expense of $83.6 million primarily due to an increase in income before income taxes and an increase in the tax valuation allowance.

Financial Condition

Investments

See the Management’s Narrative Analysis of the Results of Operations and Financial Condition in our Financial Statements in Part II, Item 7. of our Annual Report on Form 10-K for information on our investment strategy.

See the Investments Note in our Condensed Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on investments.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	September 30, 2016		December 31, 2015
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$23,373.3	73.8%	$22,458.4	76.9%
Fixed maturities, at fair value using the fair value option	679.2	2.1%	547.4	1.9%
Equity securities, available-for-sale	20.2	0.1%	19.2	0.1%
Short-term investments(1)	940.0	3.0%	1,069.4	3.7%
Mortgage loans on real estate	3,804.8	12.0%	3,310.9	11.3%
Policy loans	75.4	0.2%	79.8	0.3%
Limited partnerships/corporations	215.3	0.7%	186.3	0.6%
Derivatives	1,789.0	5.6%	799.4	2.7%
Other investments	36.6	0.1%	48.6	0.2%
Securities pledged	747.5	2.4%	672.4	2.3%
Total investments	$31,681.3	100.0%	$29,191.8	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	September 30, 2016
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$885.7	3.9%	$987.1	4.0%
U.S. Government agencies and authorities	80.1	0.3%	86.8	0.5%
State, municipalities and political subdivisions	471.9	2.1%	505.3	2.0%
U.S. corporate public securities	10,261.7	44.6%	11,211.5	45.2%
U.S. corporate private securities	2,608.6	11.3%	2,764.9	11.1%
Foreign corporate public securities and foreign governments(1)	2,657.9	11.6%	2,827.6	11.4%
Foreign corporate private securities(1)	2,649.6	11.5%	2,814.6	11.3%
Residential mortgage-backed securities	2,057.1	8.9%	2,204.6	8.9%
Commercial mortgage-backed securities	1,066.0	4.6%	1,120.6	4.5%
Other asset-backed securities	269.7	1.2%	277.0	1.1%
Total fixed maturities, including securities pledged	$23,008.3	100.0%	$24,800.0	100.0%
(1) Primarily U.S. dollar denominated.
	December 31, 2015
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$992.7	4.3%	$1,058.7	4.5%
U.S. Government agencies and authorities	79.4	0.3%	81.9	0.3%
State, municipalities and political subdivisions	359.1	1.5%	360.5	1.5%
U.S. corporate public securities	10,718.9	46.1%	10,871.9	45.9%
U.S. corporate private securities	2,365.0	10.2%	2,394.4	10.1%
Foreign corporate public securities and foreign governments(1)	2,826.9	12.2%	2,793.0	11.8%
Foreign corporate private securities(1)	2,592.9	11.2%	2,626.0	11.1%
Residential mortgage-backed securities	1,746.8	7.5%	1,885.1	8.0%
Commercial mortgage-backed securities	1,311.0	5.6%	1,343.4	5.7%
Other asset-backed securities	257.6	1.1%	263.3	1.1%
Total fixed maturities, including securities pledged	$23,250.3	100.0%	$23,678.2	100.0%
(1) Primarily U.S. dollar denominated.

As of September 30, 2016, the average duration of our fixed maturities portfolio, including securities pledged, is between 6.5 and 7.0 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management’s Narrative Analysis of the Results of Operations and Financial Condition in our Financial Statements in Part II, Item 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	September 30, 2016
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$987.1	$—	$—	$—	$—	$—	$987.1
U.S. Government agencies and authorities	86.8	—	—	—	—	—	86.8
State, municipalities and political subdivisions	471.1	33.9	0.3	—	—	—	505.3
U.S. corporate public securities	6,134.2	4,668.3	336.3	61.3	3.4	8.0	11,211.5
U.S. corporate private securities	1,272.8	1,311.6	140.2	35.3	2.6	2.4	2,764.9
Foreign corporate public securities and foreign governments(1)	1,525.8	1,108.3	166.4	26.7	—	0.4	2,827.6
Foreign corporate private securities(1)	383.7	2,224.0	185.0	9.6	6.4	5.9	2,814.6
Residential mortgage-backed securities	2,103.5	40.2	3.2	15.0	16.8	25.9	2,204.6
Commercial mortgage-backed securities	1,119.3	—	—	1.3	—	—	1,120.6
Other asset-backed securities	233.9	24.2	12.3	3.0	1.2	2.4	277.0
Total fixed maturities	$14,318.2	$9,410.5	$843.7	$152.2	$30.4	$45.0	$24,800.0
% of Fair Value	57.7%	38.0%	3.4%	0.6%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2015
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,058.7	$—	$—	$—	$—	$—	$1,058.7
U.S. Government agencies and authorities	81.9	—	—	—	—	—	81.9
State, municipalities and political subdivisions	340.3	19.9	0.3	—	—	—	360.5
U.S. corporate public securities	5,854.3	4,568.0	346.1	93.9	—	9.6	10,871.9
U.S. corporate private securities	1,118.2	1,160.5	98.0	17.7	—	—	2,394.4
Foreign corporate public securities and foreign governments(1)	1,528.0	1,086.2	168.2	8.4	1.0	1.2	2,793.0
Foreign corporate private securities(1)	319.3	2,205.5	86.5	14.2	—	0.5	2,626.0
Residential mortgage-backed securities	1,812.3	7.0	3.8	15.8	18.0	28.2	1,885.1
Commercial mortgage-backed securities	1,339.7	—	1.1	2.6	—	—	1,343.4
Other asset-backed securities	237.1	8.3	5.4	11.3	1.2	—	263.3
Total fixed maturities	$13,689.8	$9,055.4	$709.4	$163.9	$20.2	$39.5	$23,678.2
% of Fair Value	57.8%	38.2%	3.0%	0.7%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	September 30, 2016
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$987.1	$—	$—	$—	$—	$987.1
U.S. Government agencies and authorities	86.8	—	—	—	—	86.8
State, municipalities and political subdivisions	51.4	309.6	110.0	34.0	0.3	505.3
U.S. corporate public securities	213.7	917.9	4,981.3	4,672.4	426.2	11,211.5
U.S. corporate private securities	121.4	75.4	961.4	1,453.5	153.2	2,764.9
Foreign corporate public securities and foreign governments(1)	36.8	364.3	1,134.7	1,081.9	209.9	2,827.6
Foreign corporate private securities(1)	—	—	459.5	2,253.9	101.2	2,814.6
Residential mortgage-backed securities	1,843.1	2.1	2.3	14.7	342.4	2,204.6
Commercial mortgage-backed securities	768.5	77.8	131.4	20.0	122.9	1,120.6
Other asset-backed securities	103.3	23.2	19.1	45.3	86.1	277.0
Total fixed maturities	$4,212.1	$1,770.3	$7,799.7	$9,575.7	$1,442.2	$24,800.0
% of Fair Value	17.0%	7.1%	31.5%	38.6%	5.8%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2015
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$1,058.7	$—	$—	$—	$—	$1,058.7
U.S. Government agencies and authorities	81.9	—	—	—	—	81.9
State, municipalities and political subdivisions	40.0	221.1	79.2	19.9	0.3	360.5
U.S. corporate public securities	224.4	775.3	4,834.3	4,568.0	469.9	10,871.9
U.S. corporate private securities	116.2	50.9	867.9	1,280.1	79.3	2,394.4
Foreign corporate public securities and foreign governments(1)	36.6	456.8	1,046.1	1,074.6	178.9	2,793.0
Foreign corporate private securities(1)	—	9.8	411.7	2,095.6	108.9	2,626.0
Residential mortgage-backed securities	1,604.1	6.6	2.9	17.9	253.6	1,885.1
Commercial mortgage-backed securities	853.0	148.8	99.3	52.0	190.3	1,343.4
Other asset-backed securities	115.6	6.5	18.3	23.0	99.9	263.3
Total fixed maturities	$4,130.5	$1,675.8	$7,359.7	$9,131.1	$1,381.1	$23,678.2
% of Fair Value	17.4%	7.1%	31.1%	38.6%	5.8%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, decreased $396.1 million from $470.8 million to $74.7 million for the nine months ended September 30, 2016. The decrease in gross unrealized losses was primarily due to declining interest rates.

As of September 30, 2016 and December 31, 2015, we did not have any fixed maturities with an unrealized capital loss in excess of $10.0 million.

As of September 30, 2016 and December 31, 2015, we had $2.0 billion and $2.2 billion, fair value of energy sector fixed maturity securities, constituting 7.9% and 9.3%, of total fixed maturities portfolio, with gross unrealized capital losses of $21.9 million and $175.9 million, respectively. See the Investments Note in our Condensed Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

Subprime and Alt-A Mortgage Exposure

Pre-2008 vintage subprime and Alt-A mortgage collateral continues to distance itself from the credit crisis and payment performance reflects a housing market firmly entrenched in recovery. While collateral losses continue to be realized, the pace and magnitude at which losses are being realized are steadily decreasing. Serious delinquencies and other measures of performance, like prepayments and loan defaults, have also displayed sustained periods of improvement. More broadly, home prices have moved steadily higher, further supporting bond payment performance. Year-over-year home price measures, while at a lower magnitude than experienced in the years following the trough in home prices, appear to have stabilized at sustainable levels, when measured on a nationwide basis. This backdrop remains supportive of continued improvement in overall borrower payment behavior. Reflecting these fundamental improvements, related bond prices and sector liquidity have increased substantially since the credit crisis. In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of September 30, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $113.6 million, $111.3 million and $5.4 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2015, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $118.9 million, $116.3 million and $5.6 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of September 30, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $74.5 million, $65.8 million and $2.2 million, respectively, representing 0.3% of total fixed maturities including securities pledged, based on fair value. As of December 31, 2015, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $87.0 million, $76.0 million and $1.5 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value.

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and the percentage of delinquent loans declined through February 2016 (although certain months did post marginal increases). Since then, the delinquency rate has increased slowly and remains lower on a year-over-year and year to date basis. Other performance metrics like vacancies, property values and rent levels have posted sustained improvement trends, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-

economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. A robust environment for property refinancing was particularly supportive of improving credit performance metrics throughout much of the post-credit crisis period. In the first quarter of 2016, however, this virtuous lending cycle was disrupted as the dislocation in corporate credit markets negatively impacted liquidity conditions in CMBS. As a result, the new issuance market for CMBS slowed considerably during the first half of this year.  This dynamic, should it resurface, is a risk for the overall performance health of the sectors and is being monitored closely for potential negative impacts. Spread performance in the first half of 2016 was volatile, although signs of increased liquidity and more general stability in credit spreads was observed over the course of the third quarter.

For non-student loan consumer ABS, delinquency and loss rates have been maintained at levels considered low by historical standards and indicative of high credit quality. Relative strength in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.

As of September 30, 2016, the fair value and amortized cost of our exposure to Other ABS, excluding subprime exposure, totaled $172.8 million and $168.5 million, respectively. There were no gross unrealized losses related to Other ABS. As of December 31, 2015, the fair value and amortized cost of our exposure to Other ABS, excluding subprime exposure, totaled $147.0 million and $142.8 million, respectively. There were no gross unrealized losses related to Other ABS.

As of September 30, 2016, Other ABS was broadly diversified both by type and issuer with credit card receivables and nonconsolidated collateralized loan obligations ("CLOs") comprising 23.9% and 36.5%, respectively, of total Other ABS, excluding subprime exposure. There were no automobile receivables related to Other ABS. As of December 31, 2015, Other ABS was broadly diversified both by type and issuer with credit card receivables comprising 55.3%, of total Other ABS, excluding subprime exposure.There were no automobile receivables and nonconsolidated collateralized loan obligations ("CLOs") related to Other ABS.

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

As of September 30, 2016, our mortgage loans on real estate portfolio had a weighted average DSC of 2.3 times and a weighted average LTV ratio of 61.1%. As of December 31, 2015, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 60.4%. See the Investments Note in our Condensed Financial Statements in Part I, Item I. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

During the three and nine months ended September 30, 2016, we recorded $1.8 million and $4.9 million, respectively, of credit related OTTI of which the primary contributor was $1.4 million and $2.6 million, respectively, of write-downs recorded in the

Foreign Private and RMBS sector. During the three and nine months ended September 30, 2016, we recorded $1.7 million and $3.5 million, respectively, of intent related OTTI, which were primarily related to the intent to sell positions in energy sector public corporate credits either because of a commitment to sell or an expectation that we may be required to sell as a result of our investment guidelines. See the Investments Note in our Condensed Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on OTTI.

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

The United States and European Union continue to maintain sanctions against select Russian businesses in response to the ongoing conflict in eastern Ukraine. We remain comfortable with our aggregate Russian exposure of $42.2 million, given its relatively small allocation in our total investment portfolio.

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

The following table presents our European exposures, for selected countries based on risk, at fair value and amortized cost as of September 30, 2016:

Selected Countries Fixed Maturities and Equity Securities
($ in millions)	Sovereign	Financial Institutions	Non-Financial Institutions		Total (Fair Value)		Total (Amortized Cost)
Ireland	$—	$—	$59.4	(1)	$59.4	(1)	$53.6
Italy	—	—	67.1		67.1		61.7
Spain	—	—	71.7		71.7		63.9
Total Peripheral Europe	$—	$—	$198.2		$198.2		$179.2
(1) Includes $0.4 million derivative assets.

We did not have any exposure to Greece or Portugal. Among the remaining $2.9 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of September 30, 2016, our sovereign exposure was $83.4 million, which consisted of fixed maturities. We also had $413.9 million in net exposure to non-peripheral financial institutions with a concentration in France of $82.0 million, The Netherlands of $87.4 million, Switzerland of $115.5 million and the United Kingdom of $98.4 million. The balance of $2.4 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration in the United Kingdom of $1,077.9 million, we had significant non-peripheral European total country exposures in The Netherlands of $401.7 million, in France of $312.5 million, in Germany of $285.9 million and in

Switzerland of $293.1 million. We place additional scrutiny on our financial exposure in the United Kingdom, France, Switzerland and The Netherlands given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of the recovery of economic conditions in Europe.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of our statutory net admitted assets as of the preceding December 31. As of September 30, 2016 and December 31, 2015, the Company did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either the Company or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 47.5% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS, collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12.0% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of September 30, 2016 and December 31, 2015, we had securities lending obligations of $142.5 million and $153.6 million, respectively, which, for both periods, represents approximately 0.2% of our general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the nine months ended September 30, 2016 and 2015, we did not receive any capital contributions from our Parent.

On June 9, 2016, we declared an ordinary dividend in the amount of $373.0 million, which was paid to our Parent on June 27, 2016. During the nine months ended September 30, 2015, we paid an ordinary dividend in the amount of $394.0 million to our Parent.

During the nine months ended September 30, 2015, we declared and paid an extraordinary distribution in the amount of $98.0 million to our Parent.

Reinsurance Agreements

Reinsurance Ceded

As of September 30, 2016 and December 31, 2015, total reserves ceded to affiliates were $6.0 billion and $5.0 billion, respectively. For the three and nine months ended September 30, 2016, premiums ceded to affiliates were $158.5 million and $357.2 million, respectively. For the three and nine months ended September 30, 2015, premiums ceded to affiliates were $75.9 million and $325.4 million, respectively.

Guaranteed Living Benefit — Coinsurance and Coinsurance Funds Withheld

Prior to July 1 2016, we had an amended and restated automatic reinsurance agreement with an affiliate, Security Life of Denver International Limited ("SLDI"), on a combined coinsurance and coinsurance funds withheld basis.

Effective July 1, 2016, SLDI acquired Roaring River II, Inc. ("RRII"), a Missouri life reinsurance captive, from its affiliate, ReliaStar Life Insurance Company, and also effective July 1, 2016, RRII redomesticated from the State of Missouri to the State of Arizona. Effective July 1, 2016, we, SLDI and RRII entered into release, consent and novation agreements pursuant to which RRII assumed the variable annuity guaranteed living benefits previously reinsured to SLDI under the automatic reinsurance agreement; the services agreement from SLDI under which we provide certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the automatic reinsurance agreement; and SLDI's obligation to serve as asset manager for the funds withheld account under the asset management services agreement.

The impacts of these agreements on the Condensed Balance Sheets as of the dates indicated are as follows:

(in millions)	September 30, 2016	December 31, 2015
Assets on deposit in trust	$7,515.8	$6,632.1
Funds withheld liability(1)	7,022.1	6,616.3
Embedded derivative(1)	493.7	15.8
Reserves ceded(2)	5,821.1	4,795.7
Deferred loss(3)	277.4	283.3
(1) Included in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets.
(2) Included in Deposits and reinsurance recoverable on the Condensed Balance Sheets.
(3) Included in Other assets on the Condensed Balance Sheets.

Reinsurance Assumed

As of September 30, 2016 and December 31, 2015, total reserves assumed from affiliates were $424.2 million and $438.7 million, respectively. For the three and nine months ended September 30, 2016, premiums assumed from affiliates were $111.9 million and $326.7 million, respectively. For the three and nine months ended September 30, 2015, premiums assumed from affiliates were $107.1 million and $318.2 million, respectively.

Deposits Receivable

As of September 30, 2016 and December 31, 2015, deposits receivable from affiliates were $157.1 million and $155.3 million, respectively.

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

Ratings actions affirmation and outlook changes by S&P, Moody's, Fitch and A.M. Best from December 31, 2015 through September 30, 2016 and subsequently through the date of this Quarterly Report on Form 10-Q are as follows:

•
On September 20, 2016, Fitch affirmed Voya Financial, Inc.'s long-term issuer credit rating, senior debt ratings and junior subordinated debt rating. Fitch also affirmed the financial strength ratings of the U.S. operating entities, including us. The rating outlook for all ratings is Stable.

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

As of the dates indicated, the guaranteed value of death benefits in excess of account values, was estimated to be as follows:

($ in millions)	September 30, 2016
Net amount at risk, before reinsurance	$5,933
Net amount at risk, net of reinsurance	5,604
($ in millions)	December 31, 2015
Net amount at risk, before reinsurance	$6,458
Net amount at risk, net of reinsurance	6,074

The decrease in the guaranteed value of these death benefits was primarily driven by an increase in equity markets which resulted in favorable fund performance net of deductions for fees during the nine months ended September 30, 2016.

The additional liabilities recognized related to guaranteed minimum death benefits ("GMDB"), as of the dates indicated, were as follows:

($ in millions)	September 30, 2016
Separate account liability	$32,024.4
Additional liability balance(1)	512.8
($ in millions)	December 31, 2015
Separate account liability	$33,321.3
Additional liability balance(1)	517.2
(1) Refer to the Business, Basis of Presentation and Significant Accounting Policies Note in Part II, Item 8. in our Annual Report on Form 10-K for further detail on the methodology used to calculate the additional liability.

The decrease in the additional separate account liability is mainly due to decrements and fees offsetting favorable fund performance. The decrease in the additional liability balance is mainly due to fees offsetting the favorable fund performance.

The following guaranteed living benefits information is as of the dates indicated:

	Non-reinsured Living Benefits (GMAB/GMWB)(1)	Reinsured Living Benefits (GMIB/GMWBL)(2)
($ in millions)	September 30, 2016
Net amount at risk, before reinsurance	$14	$6,790
Net amount at risk, net of reinsurance	14	—
($ in millions)	December 31, 2015
Net amount at risk, before reinsurance	$17	$5,087
Net amount at risk, net of reinsurance	17	—
(1) Guaranteed Minimum Accumulation Benefit ("GMAB")/Guaranteed Minimum Withdrawal Benefit ("GMWB")
(2) Guaranteed Minimum Income Benefit ("GMIB")/Guaranteed Minimum Withdrawal Benefit for Life ("GMWBL")

The net amount at risk for the reinsured living benefits is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contract holder over the current account value. The methodology used to calculate the net amount at risk partially reflects the current interest rate environment and also includes a provision for the expected mortality of the clients covered by these living benefits. The increase in the net amount at risk of these living benefits (GMIB/GMWBL) from December 31, 2015 to September 30, 2016 was primarily driven by lower interest rates.

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

The separate account liabilities subject to the requirements for additional reserve liabilities under Accounting Standards Codification ("ASC") Topic 944 for minimum guaranteed benefits and the additional liabilities recognized related to minimum guarantees, by type, as of the dates indicated, were as follows:

	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)(2)
($ in millions)	September 30, 2016
Separate account liability	$551.5	$24,154.3
Additional liability balance, net of reinsurance(1)	28.0	1,383.1
($ in millions)	December 31, 2015
Separate account liability	$593.5	$25,149.5
Additional liability balance, net of reinsurance(1)	29.1	1,246.0
(1) Refer to the Business, Basis of Presentation and Significant Accounting Policies Note in Part II, Item 8. in our Annual Report on Form 10-K for further detail on the methodology used to calculate these additional liabilities.
(2) The additional liability balance, net of reinsurance, for GMIB was zero as of September 30, 2016 and December 31, 2015.

The increase in the additional liability balance for reinsured living benefits corresponds to the increase in the GMWBL liability, which increased mainly due to a decrease in the interest rates during the nine months ended September 30, 2016.

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

For further information on our Variable Annuity Guarantee Hedge and Variable Annuity CHO programs, see Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of our Annual Report on Form 10-K.

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

Off-Balance Sheet Arrangements

We have obligations for the return of non-cash collateral under an amendment to our securities lending program. Non-cash collateral received in connection with the securities lending program may not be sold or re-pledged by our lending agent, except in the event of default, and is not reflected on our Condensed Balance Sheets. For information regarding obligations under this program, see the Investments Note in our Condensed Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q. Additionally, for changes in commitments related to securities, mortgage loans, or money market instruments, see the Commitments and Contingencies Note in our Condensed Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q. Other than the above, there have been no material changes to our off-balance sheet arrangements since the filing of our Annual Report on Form 10-K.

Legislative and Regulatory Developments

In 2015, the NAIC Financial Condition (E) Committee (the "E Committee") established the Variable Annuities Issues (E) Working Group ("VAIWG") to oversee the NAIC's efforts to study and address, as appropriate, regulatory issues resulting in variable annuity captive reinsurance transactions. In November 2015, upon the recommendation of the VAIWG, the E Committee adopted a preliminary framework, the Variable Annuities Framework for Change (the "VA Framework for Change") which recommends charges for NAIC working groups to adjust the variable annuity statutory framework applicable to all insurers that have written or are writing variable annuity business. The VA Framework for Change contemplates a holistic set of reforms that would improve the current VA reserve and capital framework and address root cause issues that result in the use of captive arrangements but would not mandate recapture of VA cessions to captives. In November 2015, the VAIWG engaged Oliver Wyman to conduct a quantitative impact study involving industry participants including the Company, of various reforms outlined in the VA Framework for Change (the "QIS"). OW completed the QIS in July of this year and reported its initial findings to the VAIWG in late August. The OW report proposes certain revisions to the current VA reserve and capital framework and recommends a second quantitative impact study be conducted so that testing can inform the proper calibration for certain conceptual and/or preliminary parameters set out in the OW proposal. The VAIWG has exposed for comment, until November 14, 2016, the OW report on the QIS and OW VA framework recommendations. The VAIWG’s initial goal was to complete all of its work in 2016; however, it was announced at the NAIC Summer meeting that more time is needed for the VAIWG and other NAIC committees to consider and fully vet OW’s recommendations and to develop the NAIC’s proposals regarding revisions to the current VA reserve and capital framework. Although the revised timetable indicates the VAIWG expects to complete its work in 2017, with the goal that its work product becomes effective as of January 1, 2018, timing remains uncertain. We cannot predict what revisions, if any, will be made to the current VA reserve and capital framework or the impact of VA framework revisions on variable annuity captives, given the ongoing deliberations by the VAIWG and other NAIC working groups and a possible second quantitative impact study. It is also unclear whether VAIWG or other proposals will be adopted by the NAIC, or what additional actions and regulatory changes will result from continued variable annuity captives scrutiny and reform efforts by the NAIC and other regulatory bodies. See “Risk Factors-Our businesses are heavily regulated, and changes in regulation in the United States, enforcement actions and regulatory investigations may reduce profitability” in Part I, Item IA of our Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q.

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

See Exhibit Index on page 84 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2016	Voya Insurance and Annuity Company
(Date)	(Registrant)

	By: /s/	David P. Wiland
David P. Wiland Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Voya Insurance and Annuity Company (the "Company")

Exhibit Index
Exhibit Number	Description of Exhibit
31.1+	Certificate of David P. Wiland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Michael S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of David P. Wiland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Michael S. Smith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+ Filed herewith.

