Form 10-K
period 2016-12-31
VOYA INSURANCE & ANNUITY Co
filed 2017-03-16
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

As of March 13, 2017, 250,000 shares of Common Stock, $10 par value, were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-K for the period ended December 31, 2016

As used in this Annual Report on Form 10-K, "VIAC," the "Company," "we," "our" and "us" refer to Voya Insurance and Annuity Company.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Risk Factors," "Management's Narrative Analysis of the Results of Operations and Financial Condition," and "Business" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations; (x) changes in the policies of governments and/or regulatory authorities; and (xi) other factors described in the section "Item 1A. Risk Factors."

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

Prior to May 2013, Voya Financial, Inc., together with its subsidiaries, including the Company, was an indirect, wholly owned subsidiary of ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands. In May 2013, Voya Financial, Inc. completed its initial public offering of common stock, including the issuance and sale of common stock by Voya Financial, Inc. and the sale of shares of common stock owned indirectly by ING Group. Between October 2013 and March 2015, ING Group completed the sale of its remaining shares of common stock of Voya Financial, Inc. in a series of registered public offerings. ING Group continues to hold certain warrants to purchase up to 26,050,846 shares of Voya Financial, Inc. common stock at an exercise price of $48.75, in each case subject to adjustments.

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

In 2009, we made a strategic decision to run-off over time the assets and liabilities related to guaranteed investment contracts and funding agreements previously issued to institutional investors and corporate benefit plans. As such, no guaranteed investment contracts were outstanding during 2016 and 2015. Additionally, all of the previously issued funding agreements will mature or be terminated by the end of 2017. We may issue new funding agreements to support liquidity in the future.

See "-Reserves for Future Policy Benefits and Separate Accounts" below for a discussion of our reserves by product type.

We have one operating segment, which offers the products described below.

Products and Services

Products currently offered by us are designed to address customer needs for tax-advantaged savings, retirement needs and wealth-protection concerns, as well as funding agreements. As mentioned above, the Company stopped actively writing new retail variable annuity products with substantial guarantee features in early 2010. However, because the existing contracts remain in effect, they are described below.

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

Funding Agreements: We also have funding agreements issued to institutional customers. We profit from this business by earning income in excess of the amount credited to the customer accounts, less the cost of administering the product. We bear the investment risk because, while we credit customer accounts with an interest rate based on a predetermined index, plus a spread or a fixed rate, we cannot be certain the investment income earned on the general account investments, less expenses will exceed that rate. Funding agreements may also be used to support liquidity.

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

We stopped actively writing new retail variable annuity products with substantial guarantee features in early 2010.  However, our existing variable annuity block of business contains certain guaranteed death and living benefits made available to contract owners as described in Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of this Annual Report on Form 10-K.

Other Insurance Products

Historically, we provided interest-sensitive, traditional life insurance and health insurance products. All health insurance has been ceded to other insurers and new policies are no longer written. We ceased the issuance of life insurance policies in 2001, and all life insurance business is currently in run-off. A certain portion of the assets held in the general account is dedicated to funding this block of business.

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

The principal distribution channels of our fixed annuities, fixed index annuities, and investment-only products include independent broker-dealers, independent marketing organizations, affiliated broker-dealers, captive insurance companies and banks. Products are represented by advisors and agents that would affiliate with one of the above channels.

Our investment-only products' new sales are obtained from either a "rollover" from an existing retirement account, a 1035-exchange or funded through non-qualified after-tax dollars.

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

Funding agreements are issued to institutional investors through direct sales by home office personnel. In 2009, we made a strategic decision to run-off over-time the assets and liabilities related to the guaranteed investment contracts and funding agreements previously issued. There are no guaranteed investment contracts remaining and no new guaranteed investment contracts will be issued. All of the previously issued funding agreements will mature or be terminated by the end of 2017. New funding agreements may be issued to support liquidity.

Since December 2013, we have been engaged in a strategic relationship with The Allstate Corporation ("Allstate") under which Allstate offers a full suite of our fixed annuity product offerings to Allstate customers. In addition, during 2015, we engaged in a strategic relationship with Farmers Financial Solutions, a part of the Farmers Insurance Group of Companies, under which we are the exclusive provider of indexed annuity products to Farmers customers.

Assets Under Management

A substantial portion of our fees, other charges and margins, are based on assets under management ("AUM"). AUM represents on-balance sheet assets supporting customer account values/liabilities and surplus. Customer account values reflect the amount of policyholder equity that has accumulated within annuity, funding agreement and other insurance products. AUM includes general account assets in which we bear the investment risk and separate account assets in which the contract owner bears the investment risk. AUM-based revenues increase or decrease with a rise or fall in the amount of AUM, whether caused by changes in capital markets or by net flows.

AUM is principally affected by net deposits (i.e., annuity premiums and funding agreement deposits, less surrenders) and investment performance (i.e., interest credited to contract owner accounts for assets that earn a fixed return or market performance for assets that earn a variable return). The general and separate account AUM were as follows as of the dates indicated:

	December 31,
	2016	2015
Variable annuities	$35,719.8	$36,415.8
Fixed annuities	18,349.1	18,132.2
Funding agreements	200.1	950.4
Other products	1,193.3	970.1
Total	$55,462.3	$56,468.5

Competition

The competitive annuity market faces competition from banks, mutual fund companies and traditional insurance carriers. Increasing competition within the retirement savings business offers consumers many choices. Our annuity products compete in the annuity market principally on the basis of investment performance, product design, brand recognition, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service.

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

The aggregate initial liability for reserves related to FIAs is equal to the deposit received plus a bonus, if applicable, and is split into a host component and an embedded derivative component. Thereafter, the host liability accumulates at a set interest rate and the embedded derivative liability is recognized at fair value, with the change in fair value recorded in Other net realized capital gains (losses) in the Statements of Operations.

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

We calculate a benefit ratio for each block of business that meets the requirements for additional reserves and calculate an additional reserve by accumulating amounts equal to the benefit ratio multiplied by the assessments for each period, reduced by excess benefits during the period. The additional reserve is accumulated at interest rates consistent with the deferred policy acquisition costs model for the period. The calculated reserve includes a provision for universal life contracts with patterns of cost of insurance charges that produce expected gains from the insurance benefit function followed by losses from that function in later years.

Guaranteed minimum accumulation benefits ("GMAB"), guaranteed minimum withdrawal benefits ("GMWB") without life contingent payouts and guaranteed minimum withdrawal benefits for life ("GMWBL") are considered to be embedded derivatives. The additional reserves for these guarantees are recognized at fair value, with the change in fair value recorded in Other net realized capital gains (losses) in the Statements of Operations.

Reserves for funding agreements are calculated using the amount deposited with us, less withdrawals, plus interest accrued to the ending valuation date. Interest on these contracts is accrued by a predetermined index, plus a spread or a fixed rate, established at the issue date of the contract.

Our life and annuity insurance reserves (general and separate account) and deposit-type funds were comprised of each type of the following products as of the dates indicated:

	December 31,
	2016		2015
	Reserves	% of Total	Reserves	% of Total
Variable annuity	$39,265.4	65.6%	$40,353.9	66.0%
Fixed annuity	18,745.7	31.3%	18,117.8	29.7%
Funding agreements	347.1	0.6%	1,048.2	1.7%
Other products	1,517.1	2.5%	1,585.4	2.6%
Total	$59,875.3	100.0%	$61,105.3	100.0%

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

As of December 31, 2016, we have a significant concentration of ceded reinsurance with our affiliates, Security Life of Denver Insurance Company ("SLD") and Roaring River II, Inc. ("RRII"), a subsidiary of Security Life of Denver International Limited ("SLDI"), primarily related to funding agreements and universal life policies with respect to SLD and variable annuities with respect to RRII. The outstanding reinsurance recoverable balances may fluctuate from period to period.

One of the main risks reinsured by us is the guaranteed minimum death benefits ("GMDB") on our variable annuity policies issued prior to January 1, 2000. For contracts issued on or after January 1, 2000, we hedge our exposure due to these products. Other reinsurance contracts coinsure life, accident and health and annuity businesses. We continually monitor and evaluate the financial strength and credit ratings of our reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on our Balance Sheets.

Prior to July 1, 2016, we had an amended and restated automatic reinsurance agreement with SLDI, on a combined coinsurance and coinsurance funds withheld basis, covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts issued by us on or after January 1, 2000.

Effective July 1, 2016, SLDI acquired RRII, a Missouri life reinsurance captive, from its affiliate, ReliaStar Life Insurance Company, and also effective July 1, 2016, RRII redomesticated from the State of Missouri to the State of Arizona. Effective July 1, 2016, we, SLDI and RRII entered into release, consent and novation agreements pursuant to which RRII assumed the variable annuity guaranteed living benefits previously reinsured to SLDI under the automatic reinsurance agreement.

We also currently reinsure risks ceded by our affiliates, ReliaStar Life Insurance Company ("RLI") and SLD, on life insurance policies through a coinsurance funds withheld agreement, a quota share retrocession agreement and stop-loss agreements.

See Liquidity and Capital Resources-Reinsurance Agreements in Part II, Item 7. of this Annual Report on Form 10-K for further discussion of our reinsurance arrangements.

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

Employees and Other Shared Services

We had 470 employees as of December 31, 2016, primarily focused on managing new business processing, customer service and product management for us and certain of our affiliates, as well as providing product development and distribution, actuarial and finance services to us and certain of our affiliates. We also utilize services provided by Voya Services Company and other affiliates. These services include underwriting, risk management, human resources, investment management, information technology, legal and compliance services, as well as other new business processing, product distribution, marketing, customer service, product management, actuarial and finance related services. The affiliated companies are reimbursed for our use of various services and facilities under a variety of intercompany agreements.

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

State insurance regulators, the NAIC and other regulatory bodies are also investigating the use of affiliated captive reinsurers or off-shore entities to reinsure insurance risks and the NAIC has made recent advances in captive reform. In June 2014, the NAIC adopted a new regulatory framework for captives assuming business governed by Regulations XXX or AXXX, called the "Rector framework". In December 2014, the NAIC adopted Actuarial Guideline 48 (“AG48”) which established a new regulatory requirement applicable to XXX and AG38 reserves ceded to reinsurers, including affiliated reinsurers, as the first step in implementing the Rector framework. As adopted, AG48 limits the type of assets that may be used as collateral to cover the XXX and AG38 statutory reserves and is applied prospectively to existing reinsurance transactions that reinsure policies issued on or after January 1, 2015 and new reinsurance transactions entered into on or after January 1, 2015. The purpose of AG48 was to implement the substantive requirements of the Rector Framework, effective January 1, 2015, pending development and adoption by the states of the new term and Universal Life Insurance Reserve Financing Model Regulation (the "XXX/AXXX Regulation"). The NAIC charged multiple working groups with the responsibility to prepare the XXX/AXXX Regulation and in December 2016, the NAIC adopted the XXX/AXXX Regulation and amended AG48 to align its provisions with the XXX/AXXX Regulation. In 2014, the NAIC also considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In 2015, the NAIC adopted such a proposal, in the form of a revised preamble to the NAIC accreditation standards (the "Standard"), with an effective date of January 1, 2016 for application of the Standard to captives that assume XXX or AXXX business. Under the Standard, a state will be deemed in compliance as it relates to XXX or AXXX captives if the applicable reinsurance transaction satisfies AG 48. In addition, the Standard applies prospectively, so that XXX or AXXX captives will not be subject to the Standard if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014. The NAIC left for future action application of the Standard to captives that assume variable annuity business. As drafted, it appears that the Standard would apply to our affiliated Arizona captives, SLDI and its wholly owned subsidiary RRII.

During 2015, The NAIC Financial Conditions (E) Committee (the "E Committee") established the Variable Annuities Issues (E) Working Group ("VAIWG") to oversee the NAIC's efforts to study and address, as appropriate, regulatory issues resulting in variable annuity captive reinsurance transactions. In November 2015, upon recommendation of the VAIWG, the E Committee adopted a Variable Annuities Framework for Change (the "VA Framework for Change") which recommends charges for NAIC working groups to adjust the variable annuity statutory framework applicable to all insurers that have written or are writing variable annuity business. The VA Framework for Change contemplates a holistic set of reforms that would improve the current reserve and capital framework and address root cause issues that result in the use of captive arrangements but would not mandate recapture by insurers of VA cessions to captives. In November 2015, the VAIWG engaged Oliver Wyman ("OW") to conduct a quantitative impact study involving industry participants including the Company, of various reforms outlined in the VA Framework for Change (the "QIS"). OW completed the QIS in July of 2016 and reported its initial findings to the VAIWG in late August. The OW report proposed certain revisions to the current VA reserve and capital framework and recommended a second quantitative impact study be conducted so that testing can inform the proper calibration for certain conceptual and/or preliminary parameters set out in the OW proposal. Following a public comment period in the fourth quarter of 2016 and several meetings on the OW proposal, the VAIWG determined that a second quantitative impact study (the "QIS2") involving industry participants, including us, will be conducted by OW. The QIS 2 began in February 2017 and is expected to be completed by September 2017, with NAIC deliberations on QIS2 results during the fourth quarter of 2017. Although the QIS timetable indicates the VAIWG expects to complete work in 2017, timing for implementation of changes to the current VA reserve and capital framework remains uncertain.

We cannot predict what revisions, if any, would be made to the XXX/AXXX Regulation or the Standard for application to captives that assume XXX or AXXX business, as states consider their adoption or undertake their implementation, to the VA Framework for Change proposal as a result of QIS2 and ongoing NAIC deliberations, or to the Standard, if adopted for variable annuity captives. It is also unclear whether these or other proposals will be adopted by the NAIC, or what additional actions and regulatory changes will result from the continued captives scrutiny and reform efforts by the NAIC and other regulatory bodies. We utilize affiliated captive insurers to satisfy certain statutory reserve requirements related to certain of our variable annuity contracts. If state insurance regulators determine to restrict our use of affiliated captive reinsurers, it could require us to increase statutory reserves, incur higher operating or tax costs or reduce sales. See "Item 1A. Risk Factors - Risks Related to Regulation - Our businesses are heavily regulated, and changes in regulation in the United States, enforcement actions and regulatory investigations may reduce profitability".

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

In addition, the NAIC has proposed a “Solvency Modernization Initiative” which focuses on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. This initiative has resulted in the adoption by the NAIC in September 2012 of the Risk Management and Own Risk and Solvency Assessment Model Act ("ORSA"), which has been enacted by the Iowa legislature. ORSA requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer's material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request. In accordance with statutory requirements, Voya Financial, Inc. has prepared and submitted ORSA summary reports since 2015 on behalf of the consolidated enterprise to the Connecticut Insurance Department, the lead insurance regulator of Voya Financial, Inc.'s consolidated enterprise. This initiative also resulted in the adoption by the NAIC in August 2014 of the Corporate Governance Annual Filing Model Act, which requires insurers to make an annual confidential filing regarding their corporate governance policies. This new model has been enacted by the Iowa legislature and Voya Financial, Inc. submitted its first filing on behalf of the consolidated enterprise to the Connecticut Insurance Department in 2016.

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

Recent actions by the NAIC. In recent years the NAIC has undertaken a process to redefine the reserve methodology for certain of our insurance liabilities under a framework known as Principles-Based Reserving (“PBR”). Under PBR, an insurer’s reserves are still required to be conservative, since a primary focus of SAP is the protection of policyholders, however, greater credence is given to the insurer’s realized past experience and anticipated future experience as well as to current economic conditions. An important part of the PBR framework was the adoption of AG43 as of December 31, 2009 for variable annuity guaranteed benefits.

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

Risk-Based Capital. The NAIC has adopted risk-based capital ("RBC") requirements for life, health and property and casualty insurance companies. The requirements provide a method for analyzing the minimum amount of adjusted capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain off-balance sheet items. State insurance regulators use the RBC requirements as an early warning tool to identify possibly inadequately capitalized insurers. An insurance company found to have insufficient statutory capital based on its RBC ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. As of December 31, 2016, our RBC exceeded statutory minimum RBC levels that would require any regulatory or corrective action.

The NAIC is currently working with the American Academy of Actuaries as they consider possible updates to the asset factors that are used to calculate the RBC requirements for the investment portfolio assets. The NAIC review may lead to an expansion in the number of NAIC asset class categories for factor-based RBC requirements and the adoption of new factors, which could increase capital requirements on some securities and decrease capital requirements on others. We cannot predict what, if any, changes may result from this review or their potential impact on our RBC ratios. We will continue to monitor developments in this area.

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

Management does not anticipate regulatory action as a result of the 2016 IRIS ratio results. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required. It is possible that similar results may not occur in the future.

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

We accrue the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. We have estimated this undiscounted liability to be $0.9 million and $1.2 million as of December 31, 2016 and 2015, respectively. We have also recorded an asset of $1.3 million and $1.7 million as of December 31, 2016 and 2015, respectively, for future credits to premium taxes. We estimate our liabilities for future assessments under state insurance guaranty association laws. We believe the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

Marketing and Sales

State insurance regulators have become more active in adopting and enforcing suitability standards with respect to sales of fixed, indexed and variable annuities. In particular, the NAIC has adopted a revised Suitability in Annuity Transactions Model Regulation (“SAT”), which will, if enacted by the states, place new responsibilities upon issuing insurance companies with respect to the suitability of annuity sales, including responsibilities for training agents. Many states have already taken action to adopt provisions based on the SAT.

Cybersecurity Regulatory Activity

The NAIC, other state and federal regulatory bodies and self-regulatory organizations like FINRA are focused on cybersecurity standards for the financial services industry and have issued guidance regarding cybersecurity standards and protocols. During 2017, we expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant regulatory focus by such regulatory bodies and self-regulatory organizations.

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

The Dodd-Frank Act also established FIO within the United States Department of the Treasury (“Treasury Department”). While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the FSOC, making recommendations to the FSOC regarding insurers to be designated for more stringent regulation as a nonbank financial entity supervised by the Federal Reserve and representing the U.S. in the negotiation of international insurance agreements with foreign insurance regulators. The Dodd-Frank Act also required the director of FIO to conduct a study on how to modernize and improve the system of insurance regulation in the United States and that report was issued in December 2013. FIO has an ongoing charge to monitor all aspects of the insurance industry and state insurance regulatory developments, including those called for in its modernization report and present options for federal involvement if deemed necessary. There is substantial uncertainty as to whether aspects of the Dodd-Frank Act or regulatory bodies established thereunder will be impacted by regulatory or legislative changes made by the Trump administration or Congress.

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

While too early to meaningfully assess the prospects of specific federal measures, and their application to us, the interplay between the federal legislative agenda advanced by Congressional Republicans and that of the Trump administration may significantly affect the insurance business, including measures that would change the tax treatment of insurance products relative to other financial products, simplify tax-advantaged or tax-exempt savings and retirement vehicles, restructure the corporate income tax provisions, or modify or eliminate the estate tax.

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

In April 2016, the Department of Labor (“DOL”) issued a final rule that will broaden the definition of “fiduciary” for purposes of Employment Retirement Income Security Act (“ERISA”) and the Internal Revenue Code, as it applies to a person or entity providing investment advice with respect to ERISA plans or IRAs. The rule expands the circumstances in which providers of investment advice to ERISA plan sponsors and plan participants, and IRA investors, are deemed to act in a fiduciary capacity. The rule requires such providers to act in their clients’ “best interests”, not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation that varies based on the fiduciary’s investment recommendation. The rule is scheduled to take effect on April 10, 2017, but, as described below, it is currently uncertain whether the rule will be delayed, amended or repealed. If and when the rule takes effect, certain business activities in which we currently engage, such as IRA rollovers and other IRA sales, will become subject to a heightened fiduciary standard. Where VIAC is deemed to act in a fiduciary capacity, we will in certain cases need to either modify our sale and compensation practices or find an applicable exemption.
The DOL concurrently adopted a “best interest contract exemption” (“BIC”) intended to enable continuation of certain existing industry practices relating to receipt of commissions and other compensation. We expect this exemption to go into effect only if the rule does. While this exemption would enable us and our distributors to continue many historical practices - subject, among other things, to a heightened best interests standard and a requirement that compensation be “reasonable” - there are practical difficulties with relying on the exemption that we believe will limit its utility in certain markets, particularly the retail annuities market, where many of our current distributors are not able to rely on exemption because they do not do business through regulated financial institutions. While it is too early to predict what impact this would have on our annuities and other businesses, we may experience a material decline in sales of products that can only be practicably sold in reliance on the BIC, such as variable annuities and fixed indexed annuities.

In addition, the rule may make it easier for the DOL in enforcement actions, and for plaintiffs’ attorneys in litigation to attempt to extend fiduciary status to, or to claim fiduciary or contractual breach by, advisors who would not be deemed fiduciaries under current regulations. Compliance with the proposed rule could also increase our overall operational costs for providing some of the services we currently provide.

President Trump issued a directive in February 2017 requiring the DOL to take certain actions with respect to the rule, which may result in its revision or a delay in its implementation beyond its April 10, 2017 first applicability date. On March 2, 2017 the DOL published in the Federal Register (i) a proposal to delay applicability of the rule for 60 days beyond April 10, 2017, which is subject to a 15-day notice-and-comment period, and (ii) a request for comments on whether and how the rule should be modified in furtherance of the presidential directive, which is subject to a 45-day notice and comment period. It is unclear whether the DOL will delay applicability of the rule after the close of the 15-day comment period, and whether, or to what extent, the DOL will revise the rule after the close of the 45-day comment period. On March 10, 2017, the DOL announced a temporary policy to not enforce compliance with the rule for a transition period while the DOL considers the proposed delay described above. This policy does not, however, extend to the enforcement of the rule with respect to IRAs or private rights of action, and therefore appears to provide incomplete relief in the event a delay is not finalized prior to April 10, 2017.

Financial Reform Legislation and Initiatives

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which effects comprehensive changes to the regulation of financial services in the United States. The Dodd-Frank Act directs existing and newly-created government agencies and bodies to perform studies and promulgate a multitude of regulations implementing the law, a process that has substantially advanced but is not yet complete. While some studies have already been completed and the rule-making process is well underway, there continues to be uncertainty regarding the results of ongoing studies and the ultimate requirements of regulations that have not yet been adopted. Although the new presidential administration has indicated a desire to revise or reverse some of its provisions, the fate of these proposals is unclear, and we cannot predict with certainty how the Dodd-Frank Act will continue to affect the financial markets generally, or impact our business, ratings, results of operations, cash flows or financial condition.

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

•
The Dodd-Frank Act creates a new framework for regulating over-the-counter (“OTC”) derivatives, which may increase the costs of hedging and other permitted derivatives trading activity undertaken by us. Under the new regulatory regime and subject to certain exceptions, certain standardized OTC interest rate and credit derivatives must now be cleared through a centralized clearinghouse and executed on a centralized exchange or execution facility, and the CFTC and the SEC may designate additional types of OTC derivatives for mandatory clearing and trade execution requirements in the future. In addition to mandatory central clearing and trade execution of certain OTC derivatives, market participants like us are or will be (directly or indirectly) subject to regulatory requirements which may include reporting and recordkeeping, and capital and margin requirements. Specifically, in October 2015, federal banking regulators issued final rules establishing minimum margin requirements for non-centrally cleared derivatives with swaps entities that they prudentially regulate, which includes many of the swap dealers that transact derivatives with us. Similarly, in December 2015, the CFTC issued final rules establishing nearly identical margin requirements with swap dealers that are not otherwise subject to regulation by the federal banking regulators, which includes many non-bank swap dealers that transact derivatives with us. Both the CFTC and prudential regulator margin rules require the exchange of initial and variation margin for non-centrally cleared derivatives with certain types of counterparties, including financial end users like us. In addition to initial margin on centrally cleared swaps required under Dodd-Frank since 2013, the margin rules for OTC swaps will require posting of initial margin for most non-centrally cleared derivatives transacted by us commencing in 2020 as well as variation margin commencing in 2017. As a result of the transition to central clearing and the new regulatory regime governing OTC derivatives (especially margin requirements for non-centrally cleared derivatives), we will be required to hold more cash and highly liquid securities resulting in lower yields. In addition, increased capital charges imposed by regulators on non-cash collateral held by bank counterparties and central clearinghouses is expected to result in higher hedging costs, causing a reduction in income from investments. These developments present potentially significant business, liquidity and operational risk for us which could materially and adversely impact both the cost and our ability to effectively hedge various risks, including equity, interest rate, currency and duration risks within many of our insurance and annuity products and investment portfolios. In addition, inconsistencies between the Dodd-Frank Act regime and parallel regimes in other jurisdictions, such as the EU, may further increase costs of hedging or inhibit our ability to access market liquidity in those other jurisdictions.

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

Until final regulations are promulgated pursuant to the Dodd-Frank Act, the full impact of the Dodd-Frank Act on our businesses, products, results of operation and financial condition will remain unclear. Additionally, there is substantial uncertainty as to whether aspects of the Dodd-Frank Act or regulatory bodies established thereunder will be impacted by regulatory or legislative changes made by the Trump administration or Congress.

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

Although we carry out business almost exclusively in the United States, we are affected by both domestic and international macroeconomic developments. In the short and medium term, the U.S. market faces difficulties that include persistent weakness in economic growth, volatility in asset prices and questions surrounding the monetary policy being pursued by the Federal Open Market Committee ("FOMC") of the Federal Reserve, which has gradually begun to tighten. In the longer term, concerns persist around the long-term sustainability of the nation’s debt profile, especially given expectations regarding future entitlement spending and persistent budget deficits, the effect on the financial system of the significant regulatory changes enacted in the aftermath of the 2008-09 financial crisis, and the consequences of potentially significant changes to Federal legislation, in particular with respect to tax and fiscal policy.

In particular, the results of the November 2016 U.S. presidential and congressional elections could give rise to significant changes in U.S. economic and foreign policy, including with respect to trade, immigration, and military engagements, any or all of which could have a material impact on global financial markets and economic conditions.

Internationally, slowing levels of growth in developing markets, in particular in China, could have significant adverse consequences for the level of global economic activity, and on commodity and other asset markets. To the extent this results in falling commodity and energy prices, significant dislocations in global credit and currency markets may occur, as the consequences of lower prices, revenues and asset prices are felt by borrowers and exporters, and in turn creditors and investors. In addition, the Chinese market faces concerns surrounding the stability of its credit, equity and real estate markets, and any crisis in these markets could have global consequences.

In Europe, concerns regarding the economic and fiscal viability of countries such as Greece continue to contribute to long-term structural headwinds in the Eurozone, and significant concerns persist regarding the sovereign debt of Greece and certain other Eurozone countries. In recent times, political events have increasingly threatened the cohesiveness of the European Union, and are likely to result in the cessation or rollback of the political and economic integration of Europe that has occurred over the past several decades. In particular, the results of the "Brexit" referendum held by the United Kingdom in 2016 and the U.K. government’s declared intention to withdraw from the EU could have substantial adverse consequences for the U.K. and European economies. The financial and political turmoil in Europe continues to be a long-term threat to global capital markets and remains a challenge to global financial stability. If countries, such as Greece, require additional financial support or if their sovereign credit ratings decline further, yields on such sovereign debt may increase, the cost of borrowing may increase and the availability of credit may become more limited. Additionally, the possibility of capital market volatility spreading through a highly integrated and interdependent banking system remains elevated. In the event of any default or similar event with respect to a sovereign issuer, some financial institutions may suffer significant losses for which they would require additional capital, which may not be available.

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

19

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

To the extent that any of the foregoing risks were to emerge in a manner that adversely affected general economic conditions, financial markets, or the markets for our products and services, our financial condition, liquidity, and results of operations could be materially adversely affected.

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

Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital. Such market conditions may in the future limit our ability to raise additional capital to support business growth, or to counter-balance the consequences of losses or increased regulatory reserves and rating agency capital requirements. This would have the potential to decrease both our profitability and our financial flexibility. Our results of operations, financial condition, liquidity, statutory capital and rating agency capital position could be materially and adversely affected by disruptions in the financial markets.

The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the current low interest rate environment or a period of rapidly increasing interest rates.

During periods of declining interest rates or a prolonged period of low interest rates, life insurance and annuity products may be relatively more attractive to consumers due to minimum guarantees that are frequently mandated by regulators, resulting in increased premium payments on products with flexible premium features and a higher percentage of insurance and annuity contracts remaining in force from year-to-year than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and asset/liability cash flow mismatches. A decrease in interest rates or a prolonged period of low interest rates may also require additional provisions for guarantees included in life insurance and annuity contracts, as the guarantees become more valuable to policyholders. During a period of decreasing interest rates or a prolonged period of low interest rates, our investment earnings may decrease because the interest earnings on our recently purchased fixed income investments will likely have declined in parallel with market interest rates. In addition, a prolonged low interest rate period may result in higher costs for certain derivative instruments that may be used to hedge certain of our product risks. RMBS and callable fixed income securities in our investment portfolios will be more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates. Consequently, we may be required to reinvest the proceeds in securities bearing lower interest rates. Accordingly, during periods of declining interest rates, our profitability may suffer as the result of a decrease in the spread between interest rates credited to policyholders and contract owners and returns on our investment portfolios. An extended period of declining or prolonged low interest rates or a prolonged period of low interest rates may also cause us to change our long-term view of the interest rates that we can earn on our investments. Such a change in our view would cause us to change the long-term interest rate that we assume in our calculation of insurance assets and liabilities under U.S. GAAP. We most recently made such a downward revision in the third quarter of 2016. Any future revision would result in increased reserves, accelerated amortization of DAC and other unfavorable consequences, which would be incremental to those consequences recorded in connection with the most recent revision. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and an extended period of low interest rates may increase the statutory capital we are required to hold and the amount of assets we must maintain to support statutory reserves.

We believe a continuation of the current low interest rate environment would also negatively affect our financial performance. In addition, we expect that a continuation of the current low interest rate environment would reduce our Company's risk-based capital ratio in an amount that could be material.

Conversely, in periods of rapidly increasing interest rates, policy loans, and withdrawals from, and/or surrenders of, life insurance and annuity contracts and certain funding agreements may increase as policyholders choose to seek higher investment returns. Obtaining cash to satisfy these obligations may require us to liquidate fixed income investments at a time when market prices for those assets are depressed because of increases in interest rates. This may result in realized investment losses. Regardless of whether we realize an investment loss, such cash payments would result in a decrease in total invested assets and may decrease our net income and capitalization levels. Premature withdrawals may also cause us to accelerate amortization of DAC, which would also reduce our net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio by, for example, decreasing the estimated fair values of the fixed income securities within our investment portfolio. An increase in market interest rates could also create a significant collateral posting requirement associated with our interest rate hedge programs and Federal Home Loan Bank ("FHLB") funding agreements, which could materially and adversely affect liquidity. In addition, an increase in market interest rates could require us to pay higher interest rates on debt securities we may issue in the financial markets from time to time to finance our operations, which would increase our interest expenses and reduce our results of operations. An increase in interest rates could result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds, which also might affect the value of the underlying guarantees within these variable annuities. Lastly, certain statutory reserve requirements are based on formulas or models that consider forward interest rates and an increase in forward interest rates may increase the statutory reserves we are required to hold thereby reducing statutory capital.

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

Our ratings could be downgraded at any time and without notice by any rating agency. For a description of material rating actions that have occurred from the end of 2015 through the date of this Annual Report on Form 10-K, see "Item 7. Management's Narrative Analysis of the Results of Operations and Financial Condition-Liquidity and Capital Resources-Ratings."

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

We employ various strategies, including hedging and reinsurance, with the objective of mitigating risks inherent in our business and operations. These risks include current or future changes in the fair value of our assets and liabilities, current or future changes in cash flows, the effect of interest rates, equity markets and credit spread changes, the occurrence of credit defaults, currency fluctuations and changes in mortality and longevity. We seek to control these risks by, among other things, entering into reinsurance contracts and derivative instruments, such as swaps, options, futures and forward contracts. See "Reinsurance subjects us to the credit risk of reinsurers and may not be available, affordable or adequate to protect us against losses" for a description of risks associated with our use of reinsurance. Developing an effective strategy for dealing with these risks is complex, and no strategy can completely insulate us from such risks. Our hedging strategies also rely on assumptions and projections regarding our assets, liabilities, general market factors and the creditworthiness of our counterparties that may prove to be incorrect or prove to be inadequate. Accordingly, our hedging activities may not have the desired beneficial impact on our results of operations or financial condition. Hedging strategies involve transaction costs and other costs, and if we terminate a hedging arrangement, we may also be required to pay additional costs, such as transaction fees or breakage costs. We may incur losses on transactions after taking into account our hedging strategies. In particular, our hedging strategies focus on the protection of regulatory and rating agency capital, rather than U.S. GAAP earnings. As U.S. GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, our hedge program tends to create earnings volatility in our U.S. GAAP financial statements. Further, the nature, timing, design or execution of our hedging transactions could actually increase our risks and losses. Our hedging strategies and the derivatives that we use, or may use in the future, may not adequately mitigate or offset the hedged risk and our hedging transactions may result in losses.

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

From time to time we invest our capital to seed a particular investment strategy or investment portfolio. We may also co-invest in funds or take an equity ownership interest in certain structured finance/investment vehicles that are managed by our affiliates. In some cases, these interests may be leveraged by third-party debt financing. Any decrease in the value of such investments could negatively affect our revenues and income or subject us to losses.

Some of our investments are relatively illiquid and in some cases are in asset classes that have been experiencing significant market valuation fluctuations.

We hold certain assets that may lack liquidity, such as privately placed fixed income securities, commercial mortgage loans, policy loans and limited partnership interests. These asset classes represented 33.1% of the carrying value of our total cash and invested assets as of December 31, 2016. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

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

The determination of the amount of allowances and impairments taken on our investments is subjective and could materially and adversely impact our results of operations or financial condition. Gross unrealized losses may be realized or result in future impairments, resulting in a reduction in our net income.

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

Our reinsurance recoverable balances are periodically assessed for uncollectability and there were no significant allowances for uncollectible reinsurance as of December 31, 2016 and December 31, 2015. The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether the insured losses meet the qualifying conditions of the reinsurance contract, whether reinsurers or their affiliates have the financial capacity and willingness to make payments under the terms of the reinsurance contract, and the degree to which our reinsurance balances are secured by sufficient qualifying assets in qualifying trusts or qualifying LOCs issued by qualifying lender banks. Although a substantial portion of our reinsurance exposure is secured by assets held in trusts or LOCs, the inability to collect a material recovery from a reinsurer could have a material adverse effect on our profitability, results of operations and financial condition.

The premium rates and other fees that we charge are based, in part, on the assumption that reinsurance will be available at a certain cost. Some of our reinsurance contracts contain provisions that limit the reinsurer’s ability to increase rates on in-force business;

however, some do not. If a reinsurer raises the rates that it charges on a block of in-force business, in some instances, we will not be able to pass the increased costs onto our customers and our profitability will be negatively impacted. Additionally, such a rate increase could result in our recapturing of the business, which may result in a need to maintain additional reserves, reduce reinsurance receivables and expose us to greater risks. While in prior years, we faced rate increase actions on in-force business, our management of those actions has not had a material effect on our results of operations or financial condition. However, there can be no assurance that the outcome of future rate increase actions would similarly result in no material effect. In addition, if reinsurers raise the rates that they charge on new business, we may be forced to raise our premiums, which could have a negative impact on our competitive position.

We reinsure most of our living benefit guarantee riders to RRII, an affiliated reinsurer, to mitigate the risk produced by such benefits. The reinsurance agreement covers all of the guaranteed minimum income benefits ("GMIB"), as well as the GMWBs with lifetime guarantees. The GMABs and the GMWBs without lifetime guarantees are not covered by this reinsurance.

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

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses (which are sensitive to equity market and credit market conditions), the amount of additional capital we must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that do not receive hedge accounting and changes in interest rates, as well as changes to the RBC formulas and the interpretation of the NAIC's instructions with respect to RBC calculation methodologies. Many of these factors are outside of our control. Our financial strength and credit ratings are significantly influenced by statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their own internal models, which differ from the RBC capital model that have the effect of increasing or decreasing the amount of statutory capital we should hold relative to the rating agencies' expectations. In extreme scenarios of equity market declines, sustained periods of low interest rates, rapidly rising interest rates or credit spread widening, the amount of additional statutory reserves that we are required to hold for certain types of funding agreements and variable annuity guarantees may increase at a greater than linear rate. This increase in reserves would decrease the statutory surplus available for use in calculating the subsidiary's RBC ratios. To the extent that our RBC ratios are deemed to be insufficient, we may seek to take actions either to increase our capitalization or to reduce our capitalization requirements. If we were unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade.

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

Our businesses and relationships with customers are dependent upon our ability to maintain the confidentiality of our and our customers' trade secrets, personal information, and other confidential information (including customer transactional data and personal information about our customers, the employees and customers of our customers, and our own employees). We are also subject to numerous federal and state laws regarding the privacy and security of personal information, which laws vary significantly from jurisdiction to jurisdiction. Many of our employees and contractors and the representatives of our broker-dealer affiliates have access to and routinely process personal information in computerized, paper and other forms. We rely on various internal policies, procedures and controls to protect the confidentiality of personal information that is accessible to, or in the possession of, us, our employees, contractors and representatives. It is possible that an employee, contractor or representative could, intentionally or unintentionally, disclose or misappropriate personal information or other confidential information. If we fail to maintain adequate internal controls, including any failure to implement newly-required additional controls, or if our employees, contractors or representatives fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of personal information or confidential customer information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation, result in regulatory action or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, reputation, results of operations and financial condition. For additional risks related to our potential failure to protect confidential information, see “-Interruption or other operational failures in telecommunication, information technology, and other operational systems, including as a result of human error, could harm our business,” and "-A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology or other operational systems, or the sensitive data residing on such systems, could harm our business.”

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

Central banks in Europe and Japan have in recent years begun to pursue negative interest rate policies, and the FOMC has not ruled out the possibility that the Federal Reserve would adopt a negative interest rate policy for the United States, at some point in the future, if circumstances so warranted. Because negative interest rates are largely unprecedented, there is uncertainty as to whether the technology used by financial institutions, including us, could operate correctly in such a scenario. Should negative interest rates emerge, our hardware or software, or the hardware or software used by our contractual counterparties and financial services providers, may not function as expected or at all. In such a case, our financial results and our operations could be adversely affected.

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

Our federal tax sharing agreement with Voya Financial, Inc. provides that Voya Financial, Inc. will pay us for the tax benefits of ordinary and capital losses only in the event that the consolidated tax group actually uses the tax benefit of losses generated. Accordingly, in years we incur losses and the associated tax benefits cannot be used by the consolidated tax group we may establish tax valuation allowances, reduce statutory-based admitted assets and may no longer be entitled to receive net cash payments to/(from) Voya Financial, Inc. During the years ended December 31, 2016 and 2015, we have additional net cash payments to/(receipts) from Voya Financial, Inc. under the tax sharing agreement of $98.7 million and $(93.9) million, respectively.

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

We may be required to reduce the carrying value of our deferred income tax asset or establish an additional valuation allowance against the deferred income tax asset if: (i) there are significant changes to federal tax policy or rates, (ii) our business does not generate sufficient taxable income; (iii) there is a significant decline in the fair market value of our investment portfolio; or (iv) our tax planning strategies are modified. Reductions in the carrying value of our deferred income tax asset or increases in the deferred tax valuation allowance could have a material adverse effect on our results of operations and financial condition.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets represent the tax benefit of future deductible temporary differences, operating loss carryforwards and tax credits carryforward. We periodically evaluate and test our ability to realize our deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In assessing the more likely than not criteria, we consider future taxable income as well as prudent tax planning strategies. Future facts, circumstances, tax law changes, including a reduction in federal corporate tax rates or the elimination of the dividends received deduction, and FASB developments may result in a reduction in the carrying value of our deferred income tax asset or an increase in the valuation allowance. An increase in the valuation allowance or a reduction in the carrying value of our deferred income tax asset could have a material adverse effect on our results of operations and financial condition.

As of December 31, 2016, we have recognized certain deferred tax assets based on tax planning related to unrealized gains on investment assets. To the extent these unrealized gains decrease, the tax benefit may be reduced by increasing the tax valuation allowance. For example, if interest rates increase, the amount of the unrealized gains will, most likely, decrease, with all other things constant. The decrease in the deferred tax asset may be recorded as a tax expense in tax on continuing operations based on the intra period tax allocation rules described in ASC Topic 740, "Income Taxes."

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

As we continue to focus on reducing the expense necessary to support our operations, we have increasingly used outsourcing strategies for a significant portion of our technology and business functions. If third-party providers experience disruptions or do not perform as anticipated, or we experience problems with a transition, we may experience operational difficulties, an inability to meet obligations, including, but not limited to, policyholder obligations, increased costs and a loss of business and such events may have a material adverse effect on our business and results of operations. For other risks associated with our outsourcing of certain functions, see “-Interruption or other operational failures in telecommunication, information technology and other operational systems, including as a result of human error, could harm our business,” and "-A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology or other operational systems, or the sensitive data residing on such systems, could harm our business."

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

Risks Related to Our Closed Block of Variable Annuities

Although we no longer actively market retail variable annuities with substantial guarantee features, our business, results of operations, financial condition and liquidity will continue to be affected by our closed block of variable annuity products for the foreseeable future.

Our closed block of retail variable annuities were sold primarily from 2001 to early 2010 when the block entered run-off. These products offered long-term savings vehicles in which customers (policyholders) made deposits that were invested, largely at the customer's direction, in a variety of U.S. and international equity, fixed income, real estate and other investment options. In addition, these products provided customers with the option to purchase living benefit riders, including GMWBL, GMIB, GMAB and GMWB. All retail variable annuity products include ("GMDB"). In 2009, we decided to cease sales of retail variable annuity products with substantial guarantee features. In early 2010, we ceased all new sales of these products with substantial guarantees, although we continue to accept new deposits in accordance with, and subject to the limitations of, the provisions of existing contracts. In some cases, these additional deposits may increase the guarantee available to the policyholder.

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

Our closed block of variable annuities is subject to a number of market risks, primarily associated with U.S. and other global equity market values and interest rates. For example, declining equity market values, increasing equity market volatility, declining interest rates or a prolonged period of low interest rates can result in an increase in the valuation of future policy benefits, reducing our net income or resulting in net losses. Declining market values for bonds and equities also reduce the account balances of our variable annuity contracts, and since we collect fees and risk charges based on these account balances, our net income may be further reduced.
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

We hedge some, but not all, of the market risk to which our closed block of variable annuities is exposed. To the extent that market conditions develop for which we do not have adequate hedge protection, our results of operations and financial condition could be materially and adversely affected.

The performance of our closed block of variable annuity products depends on assumptions that may not be accurate.
Our in-force closed block of variable annuity products is subject to risks associated with the future behavior of policyholders and future claims payment patterns, using assumptions for mortality experience, lapse rates, GMIB annuitization rates and GMWBL withdrawal rates. We are required to make assumptions about these behaviors and patterns, which may not reflect the actual behaviors and patterns we experience in the future. It is possible that future assumption changes could produce reserve changes that could be material, before considering the impact of reinsurance with RRII.
In particular, we have only minimal experience regarding the long-term implications of policyholder behavior for our GMIB products and as a result, future experience could lead to significant changes in our assumptions. Our GMIB contracts, most of which were issued during the period from 2004 to 2006, have a ten-year waiting period before annuitization is available. These contracts first became eligible to annuitize during the period from 2014 through 2016, but contain significant incentives to delay annuitization beyond the first eligibility date. In recent years, we have made several income enhancement offers to holders of particular series of GMIB contracts, under which policyholders were offered an incentive to annuitize prior to the end of the waiting period, and we have waived the remaining waiting period on these GMIB contracts. As a result, although we have increased experience on policyholder behavior for the first opportunity to annuitize, including from the acceptance rates of the income enhancement offers, we continue to have only a statistically small sample of experience used to set annuitization rates beyond the maximum rollup period. Therefore, we anticipate that observable experience data will become statistically credible later in this decade, when a large volume of GMIB benefits begin to reach their maximum rollup period over the period from 2019 to 2022.
Similarly, most of our GMWBL contracts were issued during the period from 2006 to 2009, so our assumptions for withdrawal from contracts with GMWBL benefits may change as experience emerges. In addition, many of our GMWBL contracts contain significant incentives to delay withdrawal with the GMWBL benefits reaching their maximum rollup over the period from 2016 to 2019. Our experience for GMWBL contracts has recently become more credible, however it is possible that policyholders may choose to withdraw sooner or later than our current best estimate assumes. We expect customer decisions on withdrawal will be influenced by their financial plans and needs as well as by market conditions over time and by the availability and features of competing products.
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

We review overall policyholder experience at least annually (including lapse, annuitization, withdrawal and mortality), and update these assumptions when deemed necessary based on additional information that becomes available. As customer experience continues to materialize, we may adjust our assumptions. The magnitude of any required changes could be material and adverse to the results of operations or financial condition of the Company if RRII, the reinsurer of our guaranteed living benefits, fails to meet its obligations under the reinsurance contract.

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

State insurance regulators, the NAIC and other regulatory bodies regularly reexamine existing laws and regulations applicable to insurance companies and their products and their affiliated transactions. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and could materially and adversely affect our business, results of operations or financial condition. We currently use our affiliated Arizona captive, RRII to reinsure certain of our variable annuities. Uncertainties associated with continued use of our affiliated Arizona captive company are primarily related to potential regulatory changes. In June 2014, the NAIC adopted a new regulatory framework for captives assuming business governed by Regulators XXX or AXXX, called the "Rector framework". In December 2014, the NAIC adopted Actuarial Guideline 48 (“AG48”) which established a new regulatory requirement applicable to XXX and AG38 reserves ceded to reinsurers, including affiliated reinsurers, as the first step in implementing the Rector framework. As adopted, AG48 limits the type of assets that may be used as collateral to cover the XXX and AG38 statutory reserves and is applied prospectively to existing reinsurance transactions that reinsure policies issued on or after January 1, 2015 and new reinsurance transactions entered into on or after January 1, 2015. The purpose of AG48 was to implement the substantive requirements of the Rector Framework, effective January 1, 2015, pending development and adoption by the states of the new XXX/AXXX Regulation. The NAIC charged multiple working groups with the responsibility to prepare the XXX/AXXX Regulation and in December 2016, the NAIC adopted the XXX/AXXX Regulation and amended AG48 to align its provisions with the XXX/AXXX Regulation. In 2014, the NAIC also considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In 2015, the NAIC adopted such a proposal, in the form of a revised preamble to the NAIC accreditation standards (the “Standard”), with an effective date of January 1, 2016 for application of the Standard to captives that assume XXX or AXXX business. Under the Standard, a state will be deemed in compliance as it relates to XXX or AXXX captives if the applicable reinsurance transaction satisfies AG48. In addition, the Standard applies prospectively, so that XXX or AXXX captives will not be subject to the Standard if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014. The NAIC left for future action application of the Standard to captives that assume variable annuity business. As drafted, it appears that the Standard would apply to our affiliated Arizona captives.

During 2015, The NAIC Financial Conditions (E) Committee (the “E Committee”) established the Variable Annuities Issues (E) Working Group (“VAIWG”) to oversee the NAIC’s efforts to study and address, as appropriate, regulatory issues resulting in variable annuity captive reinsurance transactions. In November 2015, upon recommendation of the VAIWG, the E Committee adopted a Variable Annuities Framework for Change (the “VA Framework for Change”) which recommends charges for NAIC working groups to adjust the variable annuity statutory framework applicable to all insurers that have written or are writing variable annuity business. The VA Framework for Change contemplates a holistic set of reforms that would improve the current reserve and capital framework and address root cause issues that result in the use of captive arrangements but would not mandate recapture by insurers of VA cessions to captives. In November 2015, VAIWG engaged Oliver Wyman ("OW") to conduct a quantitative impact study involving industry participants including the Company, of various reforms outlined in the VA Framework for Change (the “QIS”). OW completed the QIS in July of 2016 and reported its initial findings to the VAIWG in late August. The OW report proposed certain revisions to the current VA reserve and capital framework and recommended a second quantitative impact study be conducted so that testing can inform the proper calibration for certain conceptual and/or preliminary parameters set out in the OW proposal. Following a fourth quarter 2016 public comment period and several meetings on the OW proposal, the VAIWG determined that a second quantitative impact study (the "QIS2") involving industry participants including us, will be conducted by OW. The QIS2 began in February 2017 and is expected to be completed by September 2017, with NAIC deliberations on QIS2 results during the fourth quarter of 2017. Although the QIS2 timetable indicates the VAIWG expects to complete its work in 2017, timing for implementation of changes to the current VA reserve and capital framework remains uncertain.

We cannot predict what revisions, if any, would be made to the XXX/AXXX Regulation or the Standard for application to captives that assume XXX or AXXX business, as states consider their adoption or undertake their implementation, to the VA Framework for Change proposal as a result of QIS2 and ongoing NAIC deliberations, or to the Standard, if adopted for variable annuity captives. It is also unclear whether these or other proposals will be adopted by the NAIC, or what additional actions and regulatory changes will result from the continued captives scrutiny and reform efforts by the NAIC and other regulatory bodies. Any regulatory action that limits our ability to achieve desired benefits from the use of or materially increases our cost of using captive reinsurance companies, either retroactively or prospectively, including, if adopted as proposed, without grandfathering provisions for existing captive variable annuity reinsurance entities, the Standard, could have a material adverse effect on our financial condition or results of operations.

Insurance regulators have implemented, or begun to implement significant changes in the way in which insurers must determine statutory reserves and capital, particularly for products with contractual guarantees such as variable annuities and universal life policies, and are considering further potentially significant changes in these requirements.

In addition, state insurance regulators have become more active in adopting and enforcing suitability standards with respect to sales of fixed and indexed annuities. In particular, the NAIC has adopted a revised SAT, which will, if enacted by the states, place new responsibilities upon issuing insurance companies with respect to the suitability of annuity sales, including responsibilities for training agents. Many states have already taken action to adopt provisions based on the SAT.

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

On July 21, 2010, the Dodd-Frank Act was signed into law. It effects comprehensive changes to the regulation of financial services in the United States. The Dodd-Frank Act directs existing and newly-created government agencies and bodies to perform studies and promulgate a multitude of regulations implementing the law, a process that has substantially advanced but is not yet complete.

While some studies have already been completed and the rule-making process is well underway, there continues to be uncertainty regarding the results of ongoing studies and the ultimate requirements of regulations that have not yet been adopted. Although the new presidential administration has indicated a desire to revise or reverse some of its provisions, the fate of these proposals is unclear, and we cannot predict with certainty how the Dodd-Frank Act will continue to affect the financial markets generally, or impact our business, ratings, results of operations, financial condition or liquidity. The Dodd-Frank Act's potential effects could include:

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

•
Title VII of the Dodd-Frank Act creates a new framework for regulation of the over-the-counter ("OTC") derivatives markets. As a result of the adoption of final rules by federal banking regulators and the CFTC in 2015 establishing margin requirements for non-centrally cleared derivatives, the amount of collateral we may be required to pledge in support of such transactions may increase under certain circumstances and will increase as a result of the requirement to pledge initial margin on non-centrally cleared derivatives commencing in 2020. Notwithstanding the broad categories of non-cash collateral permitted under the rules, higher capital charges on non-cash collateral applicable to our bank counterparties may significantly increase pricing of derivatives and restrict or eliminate certain types of eligible collateral that we have available to pledge, which could significantly increase our hedging costs, adversely affect the liquidity and yield of our investments, affect the profitability of our products or their attractiveness to our customers, or cause us to alter our hedging strategy or change the composition of the risks we do not hedge.

•
The Dodd-Frank Act establishes the FIO within the Treasury Department. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including participating in the FSOC's decisions regarding insurers to be designated for stricter regulation by the Federal Reserve. The Dodd-Frank Act also required the director of FIO to conduct a study on how to modernize and improve the system of insurance regulation in the United States and that report was issued in December 2013. FIO has an ongoing charge to monitor all aspects of the insurance industry and state regulatory developments, including those called for in its report and present options for federal involvement if deemed necessary.

The Dodd-Frank Act also includes various securities law reforms that may affect our business practices. See “Changes in U.S. federal and state securities laws and regulations may affect our operations and our profitability” below.

Although the full impact of the Dodd-Frank Act cannot be determined until the various studies mandated by the law are conducted and implementing regulations are adopted, many of the legislation's requirements could have profound and/or adverse consequences for the financial services industry, including for us. The Dodd-Frank Act could make it more expensive for us to conduct business, require us to make changes to our business model or satisfy increased capital requirements, subject us to greater regulatory scrutiny or to potential increases in whistleblower claims in light of the increased awards available to whistleblowers under the Act and have a material adverse effect on our results of operations or financial condition. Additionally, there is substantial uncertainty as to whether aspects of the Dodd-Frank Act or regulatory bodies established thereunder will be impacted by regulatory or legislative changes made by the Trump administration or Congress.

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

In April 2016, the Department of Labor ("DOL") issued a final rule that will broaden the definition of "fiduciary" for purposes of Employment Retirement Income Security Act ("ERISA") and the Internal Revenue Code, as it applies to a person or entity providing investment advice with respect to ERISA plans or IRAs. The rule expands the circumstances in which providers of investment advice to ERISA plan sponsors and plan participants, and IRA investors, are deemed to act in a fiduciary capacity. The rule requires such providers to act in their clients' "best interests", not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation that varies based on the fiduciary’s investment recommendation. The rule is scheduled to take effect on April 10, 2017, but, as described below, it is currently uncertain whether the rule will be delayed, amended or repealed. If and when the rule takes effect, certain business activities in which we currently engage, such as IRA rollovers and other IRA sales, will become subject to a heightened fiduciary standard. Where VIAC is deemed to act in a fiduciary capacity, we will in certain cases need to either modify our sales and compensation practices or find an applicable exemption.

The DOL concurrently adopted a "best interest contract exemption" (“BIC”) intended to enable continuation of certain existing industry practices relating to receipt of commissions and other compensation. We expect this exemption to go into effect only if the rule does. While this exemption would enable us and our distributors to continue many historical practices - subject, among other things, to a heightened best interests standard and a requirement that compensation be “reasonable” - there are practical difficulties with relying on the exemption that we believe will limit its utility in certain markets, particularly the retail annuities market, where many of our current distributors are not able to rely on the exemption because they do not do business through regulated financial institutions. While it is too early to predict what impact this would have on our annuities and other businesses, we may experience a material decline in sales of products that can only be practicably sold in reliance on the BIC, such as variable annuities and fixed indexed annuities.

In addition, the rule may make it easier for the DOL in enforcement actions, and for plaintiffs' attorneys in litigation, to attempt to extend fiduciary status to, or to claim fiduciary or contractual breach by, advisors who would not be deemed fiduciaries under current regulations. Compliance with the proposed rule could also increase our overall operational costs for providing some of the services we currently provide.

President Trump issued a directive in February 2017 requiring the DOL to take certain actions with respect to the rule, which may result in its revision or a delay in its implementation beyond its April 10, 2017 first applicability date. On March 2, 2017 the DOL published in the Federal Register (i) a proposal to delay applicability of the rule for 60 days beyond April 10, 2017, which is subject to a 15-day notice-and-comment period, and (ii) a request for comments on whether and how the rule should be modified in furtherance of the presidential directive, which is subject to a 45-day notice and comment period. It is unclear whether the DOL will delay applicability of the rule after the close of the 15-day comment period, and whether, or to what extent, the DOL will revise the rule after the close of the 45-day comment period. On March 10, 2017, the DOL announced a temporary policy to not enforce compliance with the rule for a transition period while the DOL considers the proposed delay described above. This policy does not, however, extend to the enforcement of the rule with respect to IRAs or private rights of action, and therefore appears to provide incomplete relief in the event a delay is not finalized prior to April 10, 2017.

Changes in tax laws and interpretations of existing tax law could increase our tax costs, impact our ability to make distributions to Voya Financial, Inc. or make our insurance, annuity and investment products less attractive to customers.

While too early to meaningfully assess the prospects of specific provisions and their application to us, the interplay between the legislative agenda advanced by Congressional Republicans and that of the new presidential administration will likely impact our taxes and possibly make some of our insurance, annuity and investment products less attractive to customers. Additionally, the House has signaled interest in pursuing international tax reform, including a "cash flow regime" of border adjustments aimed at incentivizing U.S. jobs and helping to pay for (along with broadening the taxable income base) reducing overall corporate tax rates. Also viewed as possible revenue raisers are certain proposals uniquely affecting the industry such as those dealing with our dividend received deduction, benefit reserve deduction, and acquisition cost deduction. Moreover, states that stand to lose tax revenue as a consequence of such federal reform will be under pressure to enact additional measures of their own which could result in raising revenue from us and possibly make our products less attractive to our customers.

Proposals uniquely affecting the industry include modifying the dividends received deduction for life insurance company separate accounts which could significantly reduce or eliminate the dividends received deduction that we are able to claim for dividends received in separate accounts. As such, the dividend received deduction is a significant component of the difference between our actual tax expense and the expected tax expense currently determined using the federal statutory income tax rate of 35%. Also, interpretation and enforcement of existing tax law could change and could be applied to us as part of an IRS examination and increase our tax costs. In the course of such examinations, we have entered into agreements with the IRS to resolve issues related to: (1) the application of the Section 382 limitation, (2) whether certain derivative transactions qualify for hedge treatment, (3) the proper treatment of valid tax hedge gains and losses and (4) “other than temporary impairment” losses. These agreements may be superseded by future enacted laws, regulations or public guidance that increase our taxes and our effective tax rates.

Further, changes in tax rates as a consequence of tax reform could affect the amount of our deferred tax assets and deferred tax liabilities. A reduction in the top federal tax rate would result in lower deferred tax liabilities. Moreover, a reduction in the statutory deferred tax asset may impact the ability of the affected insurance subsidiaries to make distributions to us and consequently could negatively impact our ability to pay dividends to our stockholders and to service our debt.

Current U.S. federal income tax law permits tax-deferred accumulation of income earned under life insurance and annuity products, and permits exclusion from taxation of death benefits paid under life insurance contracts. Changes in tax laws that restrict these tax benefits could make some of our products less attractive to customers. Reductions in individual income tax rates or estate tax rates could also make some of our products less advantageous to customers. Changes in federal tax laws that reduce the amount an individual can contribute on a pre-tax basis to an employer-provided, tax-deferred product (either directly by reducing current limits or indirectly by changing the tax treatment of such contributions from exclusions to deductions) or changes that would limit an individual’s aggregate amount of tax-deferred savings could make our retirement products less attractive to customers.

Item 1B.    Unresolved Staff Comments

Omitted as registrant is neither an accelerated filer nor a well-known seasoned issuer.

Item 2.    Properties

Our principal office is located at 1475 Dunwoody Drive, West Chester, Pennsylvania, 19380-1478. Our annuity operations and customer service center are currently located at 909 Locust Street, Des Moines, Iowa 50309, and effective January 1, 2018 will be relocated to 699 Walnut Street, Des Moines, Iowa 50309. Our funding agreement business activities are located at 5780 Powers Ferry Road, N.W., Atlanta, Georgia 30327-4390. Our office space is leased or subleased by us or our other affiliates except for our location at 5780 Powers Ferry Road, N.W., Atlanta, Georgia.

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

During the year ended December 31, 2016, we declared an ordinary dividend to our Parent in the amount of $373.0 million, which was paid to our Parent on June 27, 2016. During the year ended December 31, 2015, we paid an ordinary dividend of $394.0 million to our Parent.

During the year ended December 31, 2016, we did not pay an extraordinary distribution to our Parent. During the year ended December 31, 2015, we paid an extraordinary distribution in the amount of $98.0 million to our Parent.

During the years ended December 31, 2016, and 2015, we did not receive any capital contributions from our Parent.

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

The following discussion and analysis presents a review of our results of operations for the years ended December 31, 2016, 2015 and 2014 and financial condition as of December 31, 2016 and 2015. This item should be read in its entirety and in conjunction with the Financial Statements and related notes contained in Part II, Item 8. of this Annual Report on Form 10-K.

In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See "Note Concerning Forward-Looking Statements."

Overview

VIAC is a stock life insurance company domiciled in the State of Iowa and provides financial products and services in the United States. VIAC is authorized to conduct its insurance business in all states, except New York, and in the District of Columbia.

Products currently offered by us include fixed and indexed annuities, investment-only and payout annuities, designed to address customer needs for tax-advantaged savings, retirement needs and wealth-protection concerns. We also offer funding agreements. We stopped actively writing new retail variable annuity products with substantial guarantee features in early 2010.

We derive our revenue mainly from (a) investment income earned on investments primarily related to annuity products with fixed investment options and funding agreements, (b) Fee income generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contract owners, (c) Premiums, (d) realized capital gains (losses) on investments and product guarantees and (e) certain other management fees included in Other revenue.  Our Benefits and expenses primarily consist of (a) Interest credited and other benefits to contract owners/policyholders, (b) amortization of DAC and VOBA and (c) Operating expenses which consist of expenses related to the selling and servicing of the various products offered by us and other general business expenses.

We have one operating segment.

The focus in managing our closed block of variable annuity products continues to be on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market movements on capital resources, rather than mitigating earnings volatility. We seek opportunities to accelerate the run-off of the block, where possible. For example, in recent years we have made several income enhancement offers to holders of a particular series of GMIB contracts, under which policy holders were offered an incentive to annuitize prior to the end of the waiting period, and we have waived the remaining waiting period on these GMIB contracts. In addition, in the first quarter of 2017 we launched our first GMIB enhanced surrender value offer, which provides certain GMIB policyholders an option to surrender their contracts in exchange for an enhancement to their contract's surrender value.

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

Although assumptions are "locked-in" upon the issuance of traditional life insurance contracts, certain accident and health insurance contracts and payout contracts with life contingencies, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are determined based on best estimate assumptions that exist at the time the premium deficiency reserve is established and do not include a provision for adverse deviation. During the years ended December 31, 2016 and 2015, we established premium deficiency reserves of $36.3 million and $126.0 million, respectively, before income taxes, related to certain payout annuity contracts. These premium deficiency reserves were recorded as increases in Future policy benefits and contract owner account balances with corresponding increases in Deposits, premiums receivable and reinsurance recoverable, as the reserves are ceded to an affiliate on a 100% coinsurance and coinsurance funds withheld basis. The establishment of these premium deficiency reserves had no impact in the Statements of Operations for the years ended December 31, 2016 and 2015. We did not establish any premium deficiency reserves during the year ended December 31, 2014.

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

GMAB, GMWB, GMWBL and FIA: We also issue certain products that contain embedded derivatives that are measured at estimated fair value separately from the host contract. These embedded derivatives include annuity guaranteed minimum accumulation benefits ("GMAB"), guaranteed minimum withdrawal benefits without life contingencies ("GMWB"), guaranteed minimum withdrawal benefits with life payouts ("GMWBL") and fixed indexed annuities ("FIAs").

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

The discount rate used to determine the fair value of the liabilities for our GMAB, GMWB, GMWBL and FIA embedded derivatives includes an adjustment to reflect the risk that these obligations will not be fulfilled (“nonperformance risk”). Our nonperformance risk adjustment is based on a blend of observable, similarly rated peer holding company credit default swap ("CDS") spreads, adjusted to reflect the credit quality of VIAC, the issuer of the guarantee, as well as an adjustment to reflect the priority of policyholder claims. The table below presents the increase (decrease) to the fair value of these liabilities due to the nonperformance risk adjustment and the gain (loss) due to nonperformance risk as of and for the periods indicated:

($ in millions)
Nonperformance Risk Adjustment			Gain (Loss) due to Nonperformance Risk
As of December 31,			For the year ended December 31,
2016(1)	2015(1)	2014(1)	2016	2015	2014
$(933.3)	$(791.3)	$(754.5)	$142.0	$36.8	$382.6
(1) Represents reduction to liabilities.

The favorable change of $142.0 million from $791.3 million as of December 31, 2015 to $933.3 million as of December 31, 2016 is primarily due to favorable changes in observable credit spreads, partially offset by decreases in associated reserves due to model changes and changes in capital markets. The favorable change of $36.8 million from $754.5 million as of December 31, 2014 to $791.3 million as of December 31, 2015 is primarily due to the increases in observable credit spreads and an increase in the associated reserves. The favorable change of $382.6 million from $371.9 million as of January 1, 2014 to $754.5 million as of December 31, 2014 is primarily due to the increases in observable credit spreads and an increase in the associated reserves.

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

See the Deferred Policy Acquisition Costs and Value of Business Acquired Note and the Sales Inducements Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for additional information on DAC, VOBA and DSI.

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

During the year ended December 31, 2016, our reviews resulted in loss recognition of $170.0 million before income taxes, of which $137.7 million and $32.3 million was recorded to Net amortization of DAC and VOBA and Interest credited and other benefits to contract owners, respectively, in the Statements of Operations, with a corresponding decrease on the Balance Sheets to Deferred policy acquisition costs, Value of business acquired, and Sales inducements to contract owners.

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

During the year ended December 31, 2014, our reviews resulted in no loss recognition.

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

•
One significant assumption is the assumed return associated with the variable account performance, which has historically had a greater impact on variable annuity than VUL products. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. We use a reversion to the mean approach, which assumes that the market returns over the entire mean reversion period are consistent with a long-term level of equity market appreciation. We monitor market events and only change the assumption when sustained deviations are expected. This methodology incorporates a 9% long-term equity return assumption, a 14% cap and a five-year look-forward period.

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

During the third quarter of 2016, 2015 and 2014, we conducted our annual review of assumptions, including projection model inputs. As a result of these reviews, we made a number of changes, which resulted in favorable (unfavorable) impacts on Income (loss) before income taxes of $102.7 million, $(34.3) million, and $231.7 million in 2016, 2015, and 2014, respectively, of which $34.7 million, $(83.0) million, and $108.4 million, respectively, was related to DAC, VOBA and DSI unlocking.

Sensitivity

We perform sensitivity analyses to assess the impact that certain assumptions have on DAC, VOBA and DSI, as well as certain reserves. The following table presents the estimated instantaneous net impact to income before income taxes of various assumption changes on our DAC, VOBA and DSI balances and the impact on related reserves for future policy benefits and reinsurance. The effects are not representative of the aggregate impacts that could result if a combination of such changes to equity markets, interest rates and other assumptions occurred. (Assumptions regarding shifts in market factors may be overly simplistic and not indicative of actual market behavior in stress scenarios.)

($ in millions)	As of December 31, 2016
Decrease in long-term equity rate of return assumption by 100 basis points	$54.4	(1)
A change to the long-term interest rate assumption of -50 basis points	102.9	(2)
A change to the long-term interest rate assumption of +50 basis points	(53.6)
An assumed increase in future mortality by 1%	(5.5)
(1)Additionally the assumption changes would result in loss recognition of approximately $25 million to $125 million.
(2)Additionally the assumption changes would result in loss recognition of approximately $75 million to $175 million.

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

Derivatives

Derivatives are carried at fair value, which is determined by using observable key financial data, such as yield curves, exchange rates, S&P 500 prices, London Interbank Offered Rates ("LIBOR") and Overnight Index Swap Rates ("OIS") or through values established by third-party sources, such as brokers. Valuations for our futures contracts are based on unadjusted quoted prices from an active exchange. Counterparty credit risk is considered and incorporated in our valuation process through counterparty credit rating requirements and monitoring of overall exposure. Our own credit risk is also considered and incorporated in our valuation process.

We have certain CDS and options that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants.

We also have investments in certain fixed maturities and have issued certain annuity products that contain embedded derivatives for which fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads. The fair values of these embedded derivatives are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. For additional information regarding the valuation of and significant assumptions associated with embedded derivatives associated with certain annuity contracts, see the "Reserves for Future Policy Benefits" section.

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

When assessing our intent to sell a security, or if it is more likely than not we will be required to sell a security before recovery of its amortized cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to rebalance the investment portfolio and sales of investments to meet cash flow or capital needs.

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

Income Taxes

The results of our operations are included in the consolidated tax return of Voya Financial, Inc. Generally, our Financial Statements recognize the current and deferred income tax consequences that result from our activities during the current and preceding periods pursuant to the provisions of ASC Topic 740, "Income Taxes" as if we were a separate taxpayer rather than a member of Voya Financial, Inc.'s consolidated income tax return group, with the exception of any net operating loss carryforwards and capital loss carryforwards, which are recorded pursuant to the tax sharing agreement.

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

As of December 31, 2016, we have recognized $112.7 million of deferred tax assets based on tax planning strategies related to unrealized gains on investment assets. These tax planning strategies support the recognition of deferred tax assets, which have been provided on deductible temporary differences, and may be adversely impacted by decreases in unrealized gains.

We recorded the following valuation allowances:

	As of December 31,
($ in millions)	2016		2015
Deferred tax assets	$733.5	(1)	$597.4	(2)
(1) Includes $728.4 million and $5.1 million related to ordinary deferred tax assets and foreign tax credits, respectively.
(2) Includes $590.6 million and $6.8 million related to ordinary deferred tax assets and foreign tax credits, respectively.

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

For example, a reduction in the corporate tax rate would most likely result in a tax benefit based on the fact that, as of December 31, 2016, we have a deferred tax liability. Conversely, an increase in the corporate tax rate would most likely result in an additional tax expense.

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

Results of Operations

	Year Ended December 31,
($ in millions)	2016	2015	2014
Revenues:
Net investment income	$1,362.5	$1,305.5	$1,264.7
Fee income	627.3	718.7	824.8
Premiums	496.5	505.8	537.8
Net realized capital losses:
Total other-than-temporary impairments	(8.5)	(30.3)	(6.0)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	1.5	2.5	(0.3)
Net other-than-temporary impairments recognized in earnings	(10.0)	(32.8)	(5.7)
Other net realized capital losses	(874.9)	(98.8)	(768.4)
Total net realized capital losses	(884.9)	(131.6)	(774.1)
Other revenue	16.9	19.7	29.8
Total revenues	1,618.3	2,418.1	1,883.0
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	557.6	1,290.6	1,391.9
Operating expenses	463.0	486.2	489.6
Net amortization of deferred policy acquisition costs and value of business acquired	423.0	667.0	(116.0)
Interest expense	28.3	28.2	28.2
Other expense	11.2	25.1	16.9
Total benefits and expenses	1,483.1	2,497.1	1,810.6
Income (loss) before income taxes	135.2	(79.0)	72.4
Income tax expense (benefit)	115.9	(53.9)	97.3
Net income (loss)	$19.3	$(25.1)	$(24.9)

Year Ended December 31, 2016 compared to Year Ended December 31, 2015

Our Net income (loss) for the year ended December 31, 2016 changed $44.4 million from a loss of $25.1 million to income of $19.3 million due to lower Interest credited and other benefits to contract owners/policyholders, Net amortization of DAC and VOBA, Operating expenses and Other expense as well as higher Net investment income, partially offset by higher Total net realized capital losses, an unfavorable change in Income tax expense (benefit) and lower Fee income and Premiums.

Revenues

Total revenues decreased $799.8 million from $2,418.1 million to $1,618.3 million primarily due to higher Total net realized capital losses, lower Fee income and Premiums, partially offset by higher Net investment income.

Net investment income increased $57.0 million from $1,305.5 million to $1,362.5 million primarily due to growth in the general account assets driven by positive net flows, higher alternative investment income and higher prepayment fee income, partially offset by the impact of the continued low interest rate environment on reinvestment rates.

Fee income decreased $91.4 million from $718.7 million to $627.3 million primarily due to lower average separate account assets under management resulting from the continued runoff of our closed block of variable annuity business.

Premiums decreased $9.3 million from $505.8 million to $496.5 million primarily due to lower payout annuities with life contingencies, which corresponds to a decrease in Interest credited and other benefits to contract owners/policyholders.

Total net realized capital losses increased $753.3 million from $131.6 million to $884.9 million primarily due to an unfavorable change in annuity hedging derivatives of $1,011.9 million, partially offset by a favorable change in the fair value of embedded derivatives on product guarantees of $228.4 million. Under the variable annuity and fixed indexed annuity hedge programs, changes in equity markets and interest rates during the current period resulted in net unfavorable changes in equity, interest and foreign exchange derivatives from a net loss of $72.9 million in the prior period to a net loss of $1,084.8 million in the current period. A portion of these derivative losses were ceded to an affiliate under the combined coinsurance and coinsurance funds withheld agreement (from a gain of $54.5 million in the prior period to a loss of $1,023.3 million in the current period), and an offset was recorded to Interest credited and other benefits to contract owners/policyholders. See the Related Party Transactions Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on the combined coinsurance and coinsurance funds withheld agreement. The favorable change in the fair value of embedded derivatives on product guarantees from a gain of $95.8 million to a gain of $324.2 million was primarily due to favorable impacts resulting from annual assumptions updates and nonperformance risk, partially offset by unfavorable changes in implied volatility and from equity market movements. See Critical Accounting Judgments and Estimates for further detail on nonperformance risk.

Benefits and Expenses

Total benefits and expenses decreased $1,014.0 million from $2,497.1 million to $1,483.1 million primarily due to lower Interest credited and other benefits to contract owners/policyholders, Net amortization of DAC and VOBA, Operating expenses and Other expense.

Interest credited and other benefits to contract owners/policyholders decreased $733.0 million from $1,290.6 million to $557.6 million primarily due to the change in the amount of equity and interest rate derivative gains transferred under the combined coinsurance and coinsurance funds withheld agreement with an affiliate (the corresponding offsetting amount is reported in Total net realized capital losses), lower unfavorable impacts due to the annual assumptions updates and lower loss recognition on sales inducements. These decreases were partially offset by the change in the embedded derivative on the coinsurance funds withheld arrangements resulting from interest rate movements and the acceleration of deferred interest costs associated with early terminations of FHLB funding agreements.

Operating expenses decreased $23.2 million from $486.2 million to $463.0 million primarily due to lower commission expense on lower average separate account assets under management and the continued runoff of our closed block of variable annuity business.

Net amortization of DAC and VOBA decreased $244.0 million from $667.0 million to $423.0 million primarily due to favorable impacts from the annual assumption updates due to lower loss recognition in the current period. See Critical Accounting Judgments and Estimates for further detail on loss recognition on DAC and VOBA.

Other expense decreased $13.9 million from $25.1 million to $11.2 million primarily due to lower amortization of deferred reinsurance losses resulting from prospective assumption changes, and expenses incurred in the prior period related to the multi-year guaranteed fixed annuity contracts coinsurance agreement that did not reoccur in the current period due to the recapture of this agreement in the third quarter of 2015. See the Related Party Transactions Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further detail on the recapture of the multi-year guaranteed fixed annuity contracts coinsurance agreement.

Income Taxes

Income tax expense (benefit) changed by $169.8 million from a benefit of $53.9 million to an expense of $115.9 million primarily due to a higher increase in the valuation allowance in the current period compared to the prior period, an increase in Income before income taxes and a decrease in the dividends received deduction.

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

Fee income decreased $106.1 million from $824.8 million to $718.7 million primarily due to lower average separate account assets under management resulting from the continued runoff of our closed block of variable annuity business.

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

See the Investments Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	December 31, 2016		December 31, 2015
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$21,873.8	75.6%	$22,458.4	76.9%
Fixed maturities, at fair value using the fair value option	647.5	2.2%	547.4	1.9%
Equity securities, available-for-sale	18.7	0.1%	19.2	0.1%
Short-term investments(1)	429.7	1.5%	1,069.4	3.7%
Mortgage loans on real estate	3,881.5	13.4%	3,310.9	11.3%
Policy loans	74.7	0.3%	79.8	0.3%
Limited partnerships/corporations	227.4	0.8%	186.3	0.6%
Derivatives	978.8	3.4%	799.4	2.7%
Other investments	18.6	0.1%	48.6	0.2%
Securities pledged	748.2	2.6%	672.4	2.3%
Total investments	$28,898.9	100.0%	$29,191.8	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	December 31, 2016
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$946.4	4.2%	$982.9	4.2%
U.S. Government agencies and authorities	29.4	0.1%	33.0	0.1%
State, municipalities and political subdivisions	500.1	2.2%	497.4	2.1%
U.S. corporate public securities	9,992.8	44.5%	10,444.7	44.9%
U.S. corporate private securities	2,753.6	12.2%	2,777.6	12.0%
Foreign corporate public securities and foreign governments(1)	2,620.2	11.7%	2,689.1	11.6%
Foreign corporate private securities(1)	2,734.6	12.2%	2,815.4	12.1%
Residential mortgage-backed securities	1,647.0	7.3%	1,749.7	7.5%
Commercial mortgage-backed securities	951.2	4.2%	957.1	4.1%
Other asset-backed securities	317.8	1.4%	322.6	1.4%
Total fixed maturities, including securities pledged	$22,493.1	100.0%	$23,269.5	100.0%
(1) Primarily U.S. dollar denominated.
	December 31, 2015
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$992.7	4.3%	$1,058.7	4.5%
U.S. Government agencies and authorities	79.4	0.3%	81.9	0.3%
State, municipalities and political subdivisions	359.1	1.5%	360.5	1.5%
U.S. corporate public securities	10,718.9	46.1%	10,871.9	45.9%
U.S. corporate private securities	2,365.0	10.2%	2,394.4	10.1%
Foreign corporate public securities and foreign governments(1)	2,826.9	12.2%	2,793.0	11.8%
Foreign corporate private securities(1)	2,592.9	11.2%	2,626.0	11.1%
Residential mortgage-backed securities	1,746.8	7.5%	1,885.1	8.0%
Commercial mortgage-backed securities	1,311.0	5.6%	1,343.4	5.7%
Other asset-backed securities	257.6	1.1%	263.3	1.1%
Total fixed maturities, including securities pledged	$23,250.3	100.0%	$23,678.2	100.0%
(1) Primarily U.S. dollar denominated.

As of December 31, 2016, the average duration of our fixed maturities portfolio, including securities pledged, is between 6.5 and 7.0 years.

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

Information about certain of our fixed maturity securities holdings by the NAIC designation is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents our best estimate of comparable ratings from rating agencies, including Moody's, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used. As of December 31, 2016 and 2015, the weighted average NAIC quality rating of our fixed maturities portfolio was 1.5.

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of December 31, 2016 and 2015, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows, based on the number of agency ratings received:

• when three ratings are received then the middle rating is applied;
• when two ratings are received then the lower rating is applied;
• when a single rating is received, the ARO rating is applied; and
• when ratings are unavailable then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	December 31, 2016
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$982.9	$—	$—	$—	$—	$—	$982.9
U.S. Government agencies and authorities	33.0	—	—	—	—	—	33.0
State, municipalities and political subdivisions	463.7	33.4	0.3	—	—	—	497.4
U.S. corporate public securities	5,683.5	4,375.9	311.4	53.4	12.5	8.0	10,444.7
U.S. corporate private securities	1,299.0	1,358.8	80.5	36.8	—	2.5	2,777.6
Foreign corporate public securities and foreign governments(1)	1,438.7	1,049.6	179.8	18.3	2.3	0.4	2,689.1
Foreign corporate private securities(1)	399.7	2,219.1	180.1	9.3	1.3	5.9	2,815.4
Residential mortgage-backed securities	1,690.6	9.7	6.0	7.4	14.9	21.1	1,749.7
Commercial mortgage-backed securities	956.2	—	—	0.9	—	—	957.1
Other asset-backed securities	269.4	36.3	12.8	0.6	—	3.5	322.6
Total fixed maturities	$13,216.7	$9,082.8	$770.9	$126.7	$31.0	$41.4	$23,269.5
% of Fair Value	56.9%	39.0%	3.3%	0.5%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2015
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$1,058.7	$—	$—	$—	$—	$—	$1,058.7
U.S. Government agencies and authorities	81.9	—	—	—	—	—	81.9
State, municipalities and political subdivisions	340.3	19.9	0.3	—	—	—	360.5
U.S. corporate public securities	5,854.3	4,568.0	346.1	93.9	—	9.6	10,871.9
U.S. corporate private securities	1,118.2	1,160.5	98.0	17.7	—	—	2,394.4
Foreign corporate public securities and foreign governments(1)	1,528.0	1,086.2	168.2	8.4	1.0	1.2	2,793.0
Foreign corporate private securities(1)	319.3	2,205.5	86.5	14.2	—	0.5	2,626.0
Residential mortgage-backed securities	1,812.3	7.0	3.8	15.8	18.0	28.2	1,885.1
Commercial mortgage-backed securities	1,339.7	—	1.1	2.6	—	—	1,343.4
Other asset-backed securities	237.1	8.3	5.4	11.3	1.2	—	263.3
Total fixed maturities	$13,689.8	$9,055.4	$709.4	$163.9	$20.2	$39.5	$23,678.2
% of Fair Value	57.8%	38.2%	3.0%	0.7%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	December 31, 2016
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$982.9	$—	$—	$—	$—	$982.9
U.S. Government agencies and authorities	33.0	—	—	—	—	33.0
State, municipalities and political subdivisions	53.7	301.3	108.7	33.4	0.3	497.4
U.S. corporate public securities	202.0	852.0	4,629.6	4,360.1	401.0	10,444.7
U.S. corporate private securities	117.6	107.4	962.7	1,442.5	147.4	2,777.6
Foreign corporate public securities and foreign governments(1)	35.2	342.3	1,070.6	1,040.2	200.8	2,689.1
Foreign corporate private securities(1)	—	—	479.5	2,239.9	96.0	2,815.4
Residential mortgage-backed securities	1,426.3	1.7	2.1	21.2	298.4	1,749.7
Commercial mortgage-backed securities	687.5	—	131.3	20.0	118.3	957.1
Other asset-backed securities	167.4	29.0	29.2	53.8	43.2	322.6
Total fixed maturities	$3,705.6	$1,633.7	$7,413.7	$9,211.1	$1,305.4	$23,269.5
% of Fair Value	15.9%	7.0%	31.9%	39.6%	5.6%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2015
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$1,058.7	$—	$—	$—	$—	$1,058.7
U.S. Government agencies and authorities	81.9	—	—	—	—	81.9
State, municipalities and political subdivisions	40.0	221.1	79.2	19.9	0.3	360.5
U.S. corporate public securities	224.4	775.3	4,834.3	4,568.0	469.9	10,871.9
U.S. corporate private securities	116.2	50.9	867.9	1,280.1	79.3	2,394.4
Foreign corporate public securities and foreign governments(1)	36.6	456.8	1,046.1	1,074.6	178.9	2,793.0
Foreign corporate private securities(1)	—	9.8	411.7	2,095.6	108.9	2,626.0
Residential mortgage-backed securities	1,604.1	6.6	2.9	17.9	253.6	1,885.1
Commercial mortgage-backed securities	853.0	148.8	99.3	52.0	190.3	1,343.4
Other asset-backed securities	115.6	6.5	18.3	23.0	99.9	263.3
Total fixed maturities	$4,130.5	$1,675.8	$7,359.7	$9,131.1	$1,381.1	$23,678.2
% of Fair Value	17.4%	7.1%	31.1%	38.6%	5.8%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $263.6 million from $470.8 million to $207.2 million for the year ended December 31, 2016. The decrease in gross unrealized capital losses was primarily due to narrowing credit spreads. Gross unrealized losses on fixed maturities, including securities pledged, increased $377.4 million from $93.4 million to $470.8 million for the year ended December 31, 2015. The increase in gross unrealized capital losses was primarily due to rising interest rates and widening credit spreads.

As of December 31, 2016 and 2015 , we did not have any fixed maturities with an unrealized capital loss in excess of $10.0 million.

As of December 31, 2016 and 2015, we had $1.9 billion and $2.2 billion, fair value of energy sector fixed maturity securities, constituting 8.1% and 9.3%, of total fixed maturities portfolio, with gross unrealized capital losses of $20.5 million and $175.9 million, respectively. See the Investments Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on unrealized capital losses.

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

We do not originate or purchase subprime or Alt-A whole-loan mortgages. Subprime lending is the origination of loans to customers with weaker credit profiles. We define Alt-A mortgages to include the following: residential mortgage loans to customers who have strong credit profiles but lack some element(s), such as documentation to substantiate income; residential mortgage loans to borrowers that would otherwise be classified as prime but for which loan structure provides repayment options to the borrower that increase the risk of default; and any securities backed by residential mortgage collateral not clearly identifiable as prime or subprime.

We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of December 31, 2016, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $56.5 million, $53.7 million and $2.5 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2015, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $118.9 million, $116.3 million and $5.6 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2016
	1	94.7%	AAA	1.1%	2007	6.5%
	2	—%	AA	0.9%	2006	2.4%
	3	4.4%	A	30.9%	2005 and prior	91.1%
	4	0.9%	BBB	1.4%		100.0%
	5	—%	BB and below	65.7%
	6	—%		100.0%
		100.0%
December 31, 2015
	1	89.5%	AAA	—%	2007	15.3%
	2	3.8%	AA	3.7%	2006	2.0%
	3	3.2%	A	11.7%	2005 and prior	82.7%
	4	2.5%	BBB	8.1%		100.0%
	5	1.0%	BB and below	76.5%
	6	—%		100.0%
		100.0%
Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of December 31, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $57.9 million, $50.2 million and $1.6 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2015, the fair value, amortized cost, and gross unrealized losses related to our exposure to Alt-A RMBS totaled $87.0 million, $76.0 million and $1.5 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to Alt-A RMBS by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2016
	1	93.4%	AAA	0.1%	2007	26.9%
	2	0.3%	AA	0.1%	2006	26.0%
	3	6.3%	A	0.5%	2005 and prior	47.1%
	4	—%	BBB	3.5%		100.0%
	5	—%	BB and below	95.8%
	6	—%		100.0%
		100.0%
December 31, 2015
	1	97.2%	AAA	—	2007	33.8%
	2	1.4%	AA	0.1%	2006	19.6%
	3	1.0%	A	0.5%	2005 and prior	46.6%
	4	—%	BBB	2.9%		100.0%
	5	0.4%	BB and below	96.5%
	6	—%		100.0%
		100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and the percentage of delinquent loans declined through February 2016 (although certain months did post marginal increases). Since then, the delinquency rate has increased slowly.  Other performance metrics like vacancies, property values and rent levels have posted sustained improvement trends, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. A robust environment for property refinancing was particularly supportive of improving credit performance metrics throughout much of the post-credit crisis period. In the first quarter of 2016, however, this virtuous lending cycle was disrupted as the dislocation in corporate credit markets negatively impacted liquidity conditions in CMBS. As a result, the new issuance market for CMBS slowed considerably during the first half of this year. This dynamic, should it resurface, is a risk for the overall performance health of the sectors and is being monitored closely for potential negative impacts. Spread performance in the first half of 2016 was volatile, although signs of increased liquidity and more general stability in credit spreads was observed over the course of the third quarter and into year end.

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

The following table presents our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2016
	1	99.9%	AAA	71.8%	2016	9.9%
	2	—%	AA	—%	2015	26.9%
	3	—%	A	13.7%	2014	16.4%
	4	0.1%	BBB	2.1%	2013	11.0%
	5	—%	BB and below	12.4%	2012	0.9%
	6	—%		100.0%	2011	1.2%
		100.0%			2010 and prior	33.7%
						100.0%

December 31, 2015
	1	99.7%	AAA	63.5%	2015	17.7%
	2	—%	AA	11.1%	2014	16.3%
	3	0.1%	A	7.4%	2013	7.3%
	4	0.2%	BBB	3.9%	2012	0.4%
	5	—%	BB and below	14.1%	2011	0.6%
	6	—%		100.0%	2010	—%
		100.0%			2009 and prior	57.7%
						100.0%

As of December 31, 2016, the fair value, amortized cost and gross unrealized loss related to our exposure to Other ABS, excluding subprime exposure, totaled $267.6 million,$265.1 million, and $0.5 million respectively. As of December 31, 2015, the fair value and amortized cost of our exposure to Other ABS, excluding subprime exposure, totaled $147.0 million and $142.8 million, respectively. There were no gross unrealized losses related to Other ABS.

As of December 31, 2016, Other ABS was broadly diversified both by type and issuer with credit card receivables and nonconsolidated collateralized loan obligations ("CLOs") comprising 15.3% and 53.9%, respectively, of total Other ABS, excluding subprime exposure. There were no automobile receivables related to Other ABS. As of December 31, 2015, Other ABS was broadly diversified both by type and issuer with credit card receivables comprising 55.3% of total Other ABS, excluding subprime exposure. There were no automobile receivables and nonconsolidated collateralized loan obligations ("CLOs") related to Other ABS.

The following table presents our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2016
	1	81.3%	AAA	62.3%	2016	66.0%
	2	13.5%	AA	10.7%	2015	3.7%
	3	3.9%	A	4.4%	2014	—%
	4	—%	BBB	19.8%	2013	—%
	5	—%	BB and below	2.8%	2012	—%
	6	1.3%		100.0%	2011	—%
		100.0%			2010 and prior	30.3%
						100.0%

December 31, 2015
	1	90.6%	AAA	78.6%	2015	7.7%
	2	2.6%	AA	1.4%	2014	19.4%
	3	1.1%	A	3.0%	2013	—%
	4	5.7%	BBB	9.1%	2012	—%
	5	—%	BB and below	7.9%	2011	—%
	6	—%		100.0%	2010	1.8%
		100.0%			2009 and prior	71.1%
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

As of December 31, 2016 and 2015, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times, and a weighted average LTV ratio of 61.1% and 60.4%, respectively. See the Investments Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on mortgage loans on real estate.

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2016
Loan-to-Value Ratios:
0% - 50%	$390.5	$29.8	$5.0	$3.4	$—	$428.7	11.1%
>50% - 60%	846.8	93.5	32.6	27.4	10.5	1,010.8	26.0%
>60% - 70%	1,597.7	225.1	235.0	41.5	4.8	2,104.1	54.2%
>70% - 80%	178.6	90.5	34.7	2.2	28.7	334.7	8.6%
>80% and above	—	—	0.9	2.7	0.6	4.2	0.1%
Total	$3,013.6	$438.9	$308.2	$77.2	$44.6	$3,882.5	100.0%

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2015
Loan-to-Value Ratios:
0% - 50%	$373.3	$17.6	$6.4	$2.6	$—	$399.9	12.1%
>50% - 60%	762.5	97.8	24.2	18.4	25.0	927.9	28.0%
>60% - 70%	1,345.9	325.1	74.5	11.5	15.0	1,772.0	53.5%
>70% - 80%	87.6	64.8	39.5	3.8	11.3	207.0	6.3%
>80% and above	—	—	1.0	4.1	—	5.1	0.1%
Total	$2,569.3	$505.3	$145.6	$40.4	$51.3	$3,311.9	100.0%

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

For the year ended December 31, 2016, we recorded $5.3 million of credit related OTTI of which the primary contributor was $1.5 million of write-downs recorded in the Foreign Private sector. For the year ended December 31, 2016, we recorded $4.7 million of intent related OTTI, which were primarily related to the intent to sell positions in energy sector public corporate credits either because of a commitment to sell or an expectation that we may be required to sell as a result of our investment guidelines. See the Investments Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on OTTI.

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

The United States and European Union continue to maintain sanctions against select Russian businesses in response to the ongoing conflict in eastern Ukraine.  We remain comfortable with our aggregate Russian exposure of $41.2 million, given its relatively small allocation in our total investment portfolio.

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

The following table presents our European exposures, for selected countries based on risk, at fair value and amortized cost as of December 31, 2016:

Selected Countries Fixed Maturities and Equity Securities
($ in millions)	Sovereign	Financial Institutions	Non-Financial Institutions		Total (Fair Value)		Total (Amortized Cost)
Ireland	$—	$—	$57.9	(1)	$57.9	(1)	$53.6
Italy	—	—	64.5		64.5		61.7
Spain	—	—	69.5		69.5		64.0
Total Peripheral Europe	$—	$—	$191.9		$191.9		$179.3
(1) Includes $0.4 million derivative assets.

We did not have any exposure to Greece or Portugal. Among the remaining $2.8 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of December 31, 2016, our sovereign exposure was $79.5 million, which consisted of fixed maturities. We also had $441.6 million in net exposure to non-peripheral financial institutions with a concentration in France of $87.1 million, The Netherlands of $78.3 million, Switzerland of $117.2 million and the United Kingdom of $128.5 million. The balance of $2.2 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration in the United Kingdom of $1,052.1 million, we had significant non-peripheral European total country exposures in The Netherlands of $396.6 million, in France of $303.5 million, in Germany of $261.2 million and in Switzerland of $285.7 million. We place additional scrutiny on our financial exposure in the United Kingdom, France, Switzerland and The Netherlands given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of the recovery of economic conditions in Europe.

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

Liquidity Management

Our principal available sources of liquidity are annuity product charges, funding agreements and fixed annuity deposits, investment income, proceeds from the maturity and sale of investments, proceeds from debt issuance and borrowing facilities, repurchase agreements, securities lending, reinsurance and capital contributions. Primary uses of these funds are payments of commissions and operating expenses, interest and premium credits, payments under guaranteed death and living benefits, investment purchases, repayment of debt and contract maturities, withdrawals and surrenders and payment of dividends.

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

The fixed account liabilities are supported by a general account portfolio, principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale.This strategy enables us to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. Our asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. In executing this strategy, we use derivative instruments to manage these risks. Our derivative counterparties are of high credit quality.

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of our statutory net admitted assets, excluding Separate Accounts, as of the preceding December 31. As of December 31, 2016 and 2015, we did not have any outstanding receivable/payable with Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either us or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 45.4% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to repurchase, dollar roll and securities lending programs.  At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of December 31, 2016 and 2015, we had securities lending obligations of $111.0 million and $153.6 million respectively, which, for both years, represents approximately 0.2% of our general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the years ended December 31, 2016 and 2015, we did not receive any capital contributions from our Parent.

During the year ended December 31, 2016, we declared an ordinary dividend to our parent in the amount of $373.0 million, which was paid to our Parent on June 27, 2016. During the year ended December 31, 2015, we paid an ordinary dividend in the amount of $394.0 million to our Parent.

During the year ended December 31, 2015, we declared and paid an extraordinary distribution in the amount of $98.0 million to our parent.

Collateral

Under the terms of our Over-The-Counter ("OTC") Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, we may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for us to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by us are the source of non-cash collateral posted, which is reported in Securities pledged on the Balance Sheets. As of December 31, 2016, we held $654.8 million and $23.0 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2015, we held $423.0 million and $0.4 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2016, we delivered $477.3 million of securities and held $52.1 million of securities as collateral. As of December 31, 2015, we delivered $524.5 million of securities and held $12.9 million of securities as collateral.

Reinsurance Agreements

Reinsurance Ceded

As of December 31, 2016 and 2015, total reserves ceded to affiliates were $6.8 billion and $5.0 billion, respectively. For the years ended December 31, 2016, 2015 and 2014, premiums ceded to affiliates were $670.2 million, $404.5 million and $502.5 million, respectively.

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

As of December 31, 2016 and 2015, the value of the funds withheld liability under this agreement was $154.9 million and $170.6 million, respectively, which is included in Funds held under reinsurance treaties with affiliates on the Balance Sheets. In addition, as of December 31, 2016 and 2015, we had an embedded derivative under this agreement with a value of $(2.1) million and $(5.6) million, respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Balance Sheets. As of December 31, 2016 and 2015, reserves ceded under this agreement were $183.9 million and $203.6 million, respectively.

Guaranteed Living Benefit — Coinsurance and Coinsurance Funds Withheld

Prior to July 1, 2016, we had an amended and restated automatic reinsurance agreement with an affiliate, SLDI, on a combined coinsurance and coinsurance funds withheld basis, covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts issued by us on or after January 1, 2000. Also, prior to July 1, 2016, we had a services agreement with SLDI, under which we provided certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement. Additionally, prior to July 1, 2016, we and SLDI had an asset management services agreement, under which SLDI served as asset manager for the funds withheld account. SLDI retained its affiliate, VIM, as Sub-advisor for the funds withheld account.

Effective July 1, 2016, SLDI acquired Roaring River II, Inc. ("RRII"), a Missouri life reinsurance captive, from its affiliate, RLI, and also effective July 1, 2016, RRII redomesticated from the State of Missouri to the State of Arizona. Effective July 1, 2016, we, SLDI and RRII entered into release, consent and novation agreements pursuant to which RRII assumed the variable annuity guaranteed living benefits previously reinsured to SLDI under the automatic reinsurance agreement; the services agreement from SLDI under which the we provide certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the automatic reinsurance agreement; and SLDI's obligation to serve as asset manager for the funds withheld account under the asset management services agreement.

For the years ended December 31, 2016, 2015 and 2014, revenue related to the aforementioned services agreement was $9.6 million, $10.9 million, and $12.3 million, respectively.

The impacts of these agreements on the Balance Sheets as of the dates indicated are as follows:

	December 31,
($ in millions)	2016	2015
Assets on deposit in trust	$6,504.5	$6,632.1
Funds withheld liability(1)	6,356.8	6,616.3
Embedded derivative(1)	147.6	15.8
Reserves ceded(2)	6,545.9	4,795.7
Deferred loss(3)	269.1	283.3
(1) Included in Funds held under reinsurance treaties with affiliates on the Balance Sheets.
(2) Included in Deposits, premiums receivable and reinsurance recoverable on the Balance Sheets.
(3) Included in Other assets on the Balance Sheets.

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

The coinsurance agreement was accounted for using the deposit method. As such, $2.7 billion of Deposit receivable from affiliate was established on the Balance Sheets. On September 25, 2015, we recaptured, via a commutation agreement, the multi-year guaranteed fixed annuity contracts ceded under the coinsurance agreement. Under the terms of the agreement, which was effective July 1, 2015, the Company received net assets in the amount of $618.7 million in satisfaction of the deposit receivable balance and recognized a pre-tax loss of $4.2 million. We incurred amortization expense of the negative ceding commission of $3.2 million and $6.6 million for the years ended December 31, 2015 and 2014, respectively, which is recorded in Other expense in the Statements of Operations.

Universal Life - Coinsurance

Effective January 1, 2000, we entered into a 100% coinsurance agreement with our affiliate, SLD, covering certain universal life policies which had been issued and in force as of, as well as any such policies issued after, the effective date of the agreement. As of December 31, 2016 and 2015, reserves ceded by us under this agreement were $21.0 million and $20.6 million, respectively.

Guaranteed Investment Contract — Coinsurance

Effective August 20, 1999, we entered into a Facultative Coinsurance Agreement with an affiliate, SLD. Under the terms of the agreement, we facultatively cede, from time to time, certain guaranteed investment contracts and funding agreements to SLD on a 100% coinsurance basis. We utilize this reinsurance facility primarily for diversification and asset-liability management purposes in connection with this business. The coinsurance agreement is accounted for using the deposit method.

Our senior management has established a current maximum of $4.0 billion for guaranteed investment contracts and funding agreements reserves covered under this agreement. As of December 31, 2016 and 2015 the deposit receivable was $157.8 million and $155.3 million, respectively.

Reinsurance Assumed

As of December 31, 2016 and 2015, total reserves assumed from affiliates were $418.7 million and $438.7 million, respectively. For the years ended December 31, 2016, 2015 and 2014, premiums assumed from affiliates were $436.1 million, $428.5 million and $407.7 million, respectively.

Level Premium Term Life Insurance - Stop-loss

Effective January 1, 2012, we entered into a stop-loss agreement with RLI, which was amended and restated April 1, 2012, under which we agreed to indemnify RLI, and RLI agreed to reinsure with us, the aggregate mortality risk under the combined blocks of level premium term life insurance policies issued by RLI between January 1, 2009 and December 31, 2009 and also between January 1, 2012 and December 31, 2012. This coverage included certain level premium term life insurance policies assumed by RLI from RLNY under an Automatic Coinsurance Agreement effective March 1, 2008. Under the terms of the agreement, we will make benefit payments to RLI equal to the amount of claims in excess of the attachment point (equal to a percentage of net reinsurance premium) up to the maximum fully covered benefit. The stop-loss agreement is accounted for using the deposit method. A fee receivable from affiliate of $0.4 million as of December 31, 2016 and 2015 is included in Other liabilities on the Balance Sheets. The fee is accrued and subsequently settled in cash each quarterly accounting period.

Group Annual Term - Coinsurance Funds Withheld

Effective December 31, 2008, we entered into a coinsurance funds withheld agreement with RLI for an indefinite duration. Under the terms of the agreement, we assumed 100% quota share of RLI's net retained liability under certain Employee Benefits Group Annual Term policies, including disability waiver of premium.

The initial premium of $219.9 million was equal to the aggregate reserve assumed by us. Thereafter, premiums are equal to the total earned gross premiums collected by RLI from policyholders. RLI will retain all reinsurance premiums payable to us as funds withheld, as security for ceded liabilities and against which ceded losses will be offset. Monthly, we will receive or pay a net settlement. This agreement was amended and restated on October 1, 2010 to better reflect the current investment environment and to modify the treatment of claims under certain policies under which claims are not paid in the form of a single lump sum; the underlying terms described above remained unchanged. (Please see also description of "Waiver of Premium Coinsurance Funds Withheld" agreement between us and SLDI under "Reinsurance Ceded" above). As of December 31, 2016 and 2015, reserves assumed by us under this agreement were $418.7 million and $438.7 million, respectively.

As of December 31, 2016 and 2015, the value of the funds withheld by ceding companies under this agreement was $437.4 million and $464.8 million, respectively, which is included in Deposits, premiums receivable and reinsurance recoverable on the Balance Sheets. In addition, as of December 31, 2016 and 2015, we had an embedded derivative under this agreement with a value of $(5.9) million and $(15.6) million, respectively.

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

The Company reports separately, as assets and liabilities, investments held in separate accounts and liabilities of separate accounts if:

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

FHLB

We are currently a member of the FHLB of Des Moines and are required to pledge collateral to back any funding agreements issued to the FHLB. We have the ability to obtain funding from the FHLB based on a percentage of the value of our assets and subject to the availability of eligible collateral. The program capacity is limited to 20% of the total assets of our general and separate accounts. Furthermore, collateral is pledged based on the outstanding balances of the FHLB funding agreement. The amount varies based on type, rating and maturity of the collateral posted to the FHLB. Generally, mortgage securities, commercial real estate and U.S. treasury securities are pledged to the FHLB. Market value fluctuations resulting from changes in interest rates, spreads and other risk factors for each type of assets are monitored and additional collateral is either pledged or released as needed.

Our maximum borrowing capacity under this credit facility was $13.0 billion as of December 31, 2016 and 2015 and does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLB credit assessment. As of December 31, 2016 and 2015, we had $200.1 million and $950.4 million, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB. These non-putable funding agreements are included in Future policy benefits and contract owner account balances on the Balance Sheets. As of December 31, 2016 and 2015, assets with a market value of $235.7 million and $1,096.0 million, respectively, collateralized the funding agreements to the FHLB.

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
(2) Fitch’s financial strength ratings provide an assessment of the financial strength of an insurance organization. The National Insurer Financial Strength ("IFS") Rating is assigned to the insurance company's policyholder obligations, including assumed reinsurance obligations and contract holder obligations, such as funding agreements.
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

Rating agencies use an "outlook" statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12 to 18 months the rating agency expects ratings to remain unchanged among companies in the sector. On November 15, 2016, Moody’s revised its outlook for the US life insurance industry to negative from stable. The outlook change reflects Moody's expectation for fundamental business conditions in the industry over the next 12 to 18 months including increasing pressures on life insurers' profits, due to low interest rates, coupled with key shifts in their regulatory and business environments. For a particular company, an outlook generally indicates a medium- or long-term trend in credit fundamentals, which if continued, may lead to a rating change.

Ratings actions affirmation and outlook changes by S&P, Moody's, Fitch and A.M. Best from December 31, 2015 through December 31, 2016 and subsequently through the date of this Annual Report on Form 10-K are as follows:

•
On November 17, 2016, A.M. Best affirmed the financial strength rating of A of the key life insurance entities of Voya Financial, Inc., including us, with a Stable outlook. Concurrently, A.M. Best upgraded Voya’s Long-Term Issuer Credit Rating to bbb+ from bbb as well as its Senior Unsecured Debt rating. Voya Financial, Inc.’s junior subordinated debt rating was also upgraded to bbb- from bb+. The outlook of these Credit Ratings were revised to Stable from Positive.

74

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

We also have investments in certain fixed maturities and have issued certain annuity products that contain embedded derivatives for which fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads. Embedded derivatives within fixed maturities are included with the host contract on the Balance Sheets and changes in fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Statements of Operations. Embedded derivatives within certain annuity products are included in Future policy benefits and contract owner account balances on the Balance Sheets and changes in the fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Statements of Operations.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Through the normal course of investment operations, we commit to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of December 31, 2016 and 2015, we had off-balance sheet commitments to acquire mortgage loans of $261.3 million and $323.6 million, respectively, and purchase limited partnerships and private placement investments of $366.2 million and $285.9 million, respectively.

We have obligations for the return of non-cash collateral under an amendment to our securities lending program. Non-cash collateral received in connection with the securities lending program may not be sold or re-pledged by our lending agent, except in the event of default, and is not reflected on our Balance Sheets. For information regarding obligations under this program, see the Investments Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K. As of December 31, 2016, the fair value of securities retained as collateral by the lending agent on our behalf was $168.2 million. As of December 31, 2015, the Company did not retain any securities as collateral.

As of December 31, 2016, we had certain contractual obligations due over a period of time as summarized in the following table.

($ in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Purchase obligations(1)	$627.5	$569.7	$40.3	$17.5	$—
Reserves for insurance obligations(2)	36,907.3	3,216.0	5,520.0	5,009.5	23,161.8
Retirement and other plans(3)	22.8	1.9	4.6	4.5	11.8
Long-term debt(4)	928.2	28.2	56.3	56.4	787.3
Operating lease obligations(5)	5.3	5.3	—	—	—
Securities lending and repurchase agreements(6)	279.2	279.2	—	—	—
Total(7)	$38,770.3	$4,100.3	$5,621.2	$5,087.9	$23,960.9
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
(4) Long-term debt, including interest, consists of the following:

•
A surplus note in the principal amount of $35.0 million and the related interest payable with our affiliate, SLD. As of December 31, 2016, the outstanding principal, interest rate and maturity date, of the surplus note were $35.0 million, 7.98% and December 7, 2029, respectively.

•
Surplus notes in the aggregate principal amount of $400.0 million and the related interest payable, with our affiliates, Voya Retirement Insurance and Annuity Company, RLI and SLDI. As of December 31, 2016, the aggregate amount of outstanding principal, interest rate and maturity date of these surplus notes were $400.0 million, 6.26% and December 29, 2034, respectively.

(5) Operating lease obligations relate to the rental of office space under various non-cancellable operating lease agreements, the longest term of which expires in 2017.
(6) Payables under securities loan agreements including collateral held represent the liability to return collateral received from counterparties under securities lending agreements. Securities lending agreements include provisions which permit us to call back securities with minimal notice and accordingly, the payable is classified as having a term of less than 1 year. Additionally, Securities lending agreements include non-cash collateral of $168.2 million. See the Investments Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for additional information concerning Securities lending agreements.
(7) Unrecognized tax benefits are excluded from the table due to immateriality.

Repurchase Agreements

We engage in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase our return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. We enter into dollar roll transactions by selling existing mortgage-backed securities ("MBS") and concurrently entering into an agreement to repurchase similar securities within a short time frame at a lower price. Under repurchase agreements, we borrow cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledge collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to us and we, in turn, repay the loan amount along with the additional agreed upon interest. We require that at all times during the term of the dollar roll and repurchase agreements, cash or other collateral types obtained is sufficient to allow us to fund substantially all of the cost of purchasing replacement assets. Cash received is invested in short-term investments, with the offsetting obligation to repay the loan included within Other liabilities on the Balance Sheets. As per the terms of the agreements, the market value of the loaned securities is monitored with additional collateral obtained or refunded as the market value of the loaned securities fluctuates due to changes in interest rates, spreads and other risk factors.

The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions and the related repurchase obligation are included in Securities pledged and Short-term debt, respectively, on the Balance Sheets. As of December 31, 2016 and 2015, we did not have any securities pledged in dollar rolls, or repurchase agreement transactions.

We also enter into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. We require that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing the replacement assets. As of December 31, 2016 and 2015, we did not have any securities pledged under reverse repurchase agreements.

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

Securities Lending

We engage in securities lending whereby certain securities from our portfolio are loaned to other institutions through a lending agent for short periods of time. We have the right to approve any institution with whom the lending agent transacts on our behalf. Initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on our behalf. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies us against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of December 31, 2016 and 2015, the fair value of loaned securities was $270.9 million and $147.9 million, respectively, and is included in Securities pledged on the Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of us. As of December 31, 2016 and 2015, cash collateral retained by the lending agent and invested in short-term liquid assets on our behalf was $111.0 million and $153.6 million, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Balance Sheets. As of December 31, 2016 and 2015, liabilities to return collateral of $111.0 million and $153.6 million, respectively, were included in Payables under securities loan agreements, including collateral held, on the Balance Sheets.

During the first quarter of 2016 under an amendment to the securities lending program, we began accepting non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of December 31, 2016, the fair value of securities retained as collateral by the lending agent on our behalf was $168.2 million. As of December 31, 2015, we did not retain any securities as collateral.

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

The statutory reserves and surplus for certain long-dated floating rate funding agreements are sensitive to changes in forward interest rates. The statutory reserves are based on the present value of the future contract payments, including interest credited, discounted at prescribed statutory rates. Increases in forward interest rates will increase the reserves and decreases in forward interest rates will decrease the reserves.

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

Further, our statutory credit for reinsurance taken under the reinsurance agreement with RRII covering our guaranteed living benefits is subject to uncertainty arising from RRII's access to letters of credit from lending banks under adverse market conditions.

The Iowa Insurance Division recognizes as capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Division. Our statutory capital and surplus was $1.9 billion and $2.1 billion as of December 31, 2016 and 2015, respectively.

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

Risk Management

As a financial services company offering immediate and deferred fixed annuities, and with existing blocks of funding agreements , variable annuities and other income liabilities, taking measured risks is part of our business. As part of our effort to ensure measured risk taking, we have integrated risk management in our daily business activities and strategic planning.

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

We have implemented several limit structures to manage risk. Examples include, but are not limited to, the following:

•	At-risk limits on sensitivities of earnings and regulatory capital;

•	Duration and convexity mismatch limits;

•	Credit risk limits;

•	Liquidity limits;

•	Mortality concentration limits;

•	Catastrophe and mortality exposure retention limits for our insurance risk; and

•	Investment and derivative guidelines.

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

Derivatives are financial instruments for which values are derived from interest rates, foreign currency exchange rates, financial indices, or other prices of securities or commodities. Derivatives include swaps, futures, options and forward contracts. Under U.S. insurance statutes, we may use derivatives to hedge market values or cash flows of assets or liabilities; to replicate cash market instruments; and for certain limited income generating activities. We are generally prohibited from using derivatives for speculative purposes. References below to hedging and hedge programs refer to our process of reducing exposure to various risks. This does not mean that the process necessarily results in hedge accounting treatment for the respective derivative instruments. To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated risk of the hedged item and meet other specific requirements. Effectiveness of the hedge is assessed at inception and throughout the life of the hedging relationship. Even if a derivative qualifies for hedge accounting treatment, there may be an element of ineffectiveness of the hedge. The ineffective portion of a hedging relationship subject to hedge accounting is recognized in Net realized capital gains (losses) in the Statements of Operations.

Market Risk Related to Interest Rates

We define interest rate risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from our holdings in interest sensitive assets and liabilities, primarily as a result of investing life insurance premiums, fixed annuity and funding agreement deposits received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. We are also subject to interest rate risk on our variable annuity business. A sustained decline in interest rates or a prolonged period of low interest rates may subject us to higher cost of guaranteed benefits and increased hedging costs. In a rising interest rate environment, we are exposed to the risk of disintermediation through a potential increase in book value withdrawals from certain annuity products. Conversely, a steady increase in interest rates would tend to improve financial results due to reduced hedging costs, lower costs of guaranteed benefits and improvement to fixed margins.

We use product design, pricing and asset/liability management ("ALM") strategies to reduce the adverse effects of interest rate movement. Product design and pricing strategies can include the use of surrender charges, withdrawal restrictions and the ability to reset credited interest rates. ALM strategies can include the use of derivatives and duration and convexity mismatch limits. See Risk Factors-Risks Related to Our Business-General - The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the current low interest rate environment or a period of rapidly increasing interest rates in Part I, Item 1A. of this Annual Report on Form 10-K.

Derivatives strategies include the following:

•
Interest Risk Related to Variable Annuity Guaranteed Living Benefits. For Variable Annuity contracts with Guaranteed Living benefits, the contract holder may elect to receive income benefits over the remainder of their lifetime. We use derivatives such as interest rate swaps and interest rate options to hedge the interest rate risk associated with this type of guarantee.

•
Other Market Value and Cash Flow Hedges. We also use derivatives in general to hedge present or future changes in cash flows or market value changes in our assets and liabilities. We use derivatives such as interest rate swaps to specifically hedge interest rate risks associated with certain asset classes in our portfolio.

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. The following tables summarize the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of December 31, 2016 and 2015. In calculating these amounts, we exclude gains and losses on separate account fixed income securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of December 31, 2016
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturities, including securities pledged	$—	$23,269.5	$(1,519.7)	$1,665.7
Mortgage loans on real estate	—	3,940.3	(206.7)	226.0
Derivatives:
Interest rate contracts	38,858.1	417.9	(640.4)	866.7
Deposits from affiliates	—	158.0	(0.4)	0.4
Embedded derivative on reinsurance	—	(5.9)	(41.5)	35.3
Financial liabilities with interest rate risk:
Investment contract liabilities:
Deferred annuities(3)	—	19,193.3	(1,440.9)	1,780.6
Funding agreements with fixed maturities	—	355.0	(6.8)	7.1
Supplementary contracts, immediate annuities and other	—	2,956.3	(203.2)	227.5
Long-term debt	—	543.2	(57.5)	66.8
Embedded derivative on reinsurance	—	145.5	(491.3)	556.2
Guaranteed benefit derivatives(3):
FIA	—	1,987.5	164.3	(177.5)
GMAB/GMWB/GMWBL	—	1,512.5	(603.9)	769.3

(1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)	Certain amounts included in the Deferred annuities line are also reflected within the Guaranteed benefit derivatives lines of the table above.

	As of December 31, 2015
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturities, including securities pledged	$—	$23,678.2	$(1,463.7)	$1,585.7
Mortgage loans on real estate	—	3,429.8	(179.8)	196.2
Derivatives:
Interest rate contracts	27,452.3	410.0	(527.6)	677.1
Deposits from affiliates	—	156.3	(1.9)	2.0
Embedded derivative on reinsurance	—	(15.6)	(34.3)	39.4
Financial liabilities with interest rate risk:
Investment contract liabilities:
Deferred annuities(3)	—	19,367.9	(1,409.6)	1,748.6
Funding agreements with fixed maturities	—	1,083.1	(32.9)	34.3
Supplementary contracts, immediate annuities and other	—	1,955.3	(128.2)	143.4
Long-term debt	—	524.7	(66.7)	66.7
Embedded derivative on reinsurance	—	10.2	(436.7)	494.2
Guaranteed benefit derivatives(3):
FIA	—	1,779.1	142.7	(143.1)
GMAB/GMWB/GMWBL	—	1,849.0	(703.8)	903.6

(1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)	Certain amounts included in the Deferred annuities line are also reflected within the Guaranteed benefit derivatives lines of the table above.

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

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following tables summarize the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of December 31, 2016 and 2015. In calculating these amounts, we exclude gains and losses on separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC, VOBA and DSI and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of December 31, 2016
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$18.7	$1.9	$(1.9)
Limited partnerships/corporations	—	227.4	13.6	(13.6)
Derivatives:
Equity futures and total return swaps(2)	11,266.0	4.2	(826.0)	839.9
Equity options	16,776.9	345.0	234.3	(187.6)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
FIA	—	1,987.5	114.4	(134.3)
GMAB / GMWB/ GMWBL	—	1,512.5	(193.7)	231.7
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(2) Primarily related to the variable annuity hedge program.

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
(2) Primarily related to the variable annuity hedge program.
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

A number of other versions of death benefits were offered previously but sales were discontinued. For contracts issued prior to January 1, 2000, most contracts with enhanced death benefit guarantees were reinsured to third party reinsurers to mitigate the risk produced by such guaranteed death benefits. For contracts issued on or after January 1, 2000, we instituted a hedge program in lieu of reinsurance. The hedging program is based on us entering into derivative positions to offset exposures to guaranteed minimum death benefits due to adverse changes in the equity markets.

As of the dates indicated, the guaranteed value of these death benefits in excess of account values was estimated to be as follows:

($ in millions)	December 31, 2016
Net amount at risk, before reinsurance	$5,817
Net amount at risk, net of reinsurance	5,504
($ in millions)	December 31, 2015
Net amount at risk, before reinsurance	$6,458
Net amount at risk, net of reinsurance	6,074

The decrease in the guaranteed value of these death benefits was primarily driven by an increase in equity markets which resulted in favorable fund performance net of deductions for fees during the year ended December 31, 2016.

The additional liabilities recognized related to GMDB, as of the periods indicated, were as follows:

($ in millions)	December 31, 2016
Separate account liability	$30,838.9
Additional liability balance	509.9
($ in millions)	December 31, 2015
Separate account liability	$33,321.3
Additional liability balance	517.2

The above additional liability recorded by us, net of reinsurance, represented the estimated net present value of our future obligation for guaranteed minimum death benefits in excess of account values. The decrease in additional separate account liability is mainly due to decrements and fees offsetting favorable fund performance and the decrease in additional liability balance is mainly due to fees offsetting the favorable fund performance.

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

Guaranteed Minimum Withdrawal Benefit and Guaranteed Minimum Withdrawal Benefit for Life (GMWB/GMWBL). Guarantees an annual withdrawal amount for a specified period of time (GMWB) or life (GMWBL) that is calculated as a percentage of the benefit base that equals the premium paid at the time of product issue and may increase over time based on a number of factors, including a rollup percentage (mainly 7%, 6% or 0%, depending on versions of the benefit) and ratchet frequency (primarily annually or quarterly, depending on versions). The rollup ceases 10 years after purchase of the rider, or in the year when withdrawals occur. The percentage used to determine the guaranteed annual withdrawal amount may vary by age at first withdrawal and depends on versions of the benefit. A joint life-time withdrawal benefit option was available to include coverage for spouses. Most versions of the withdrawal benefit included reset and/or step-up features that may increase the guaranteed withdrawal amount in certain conditions. Earlier versions of the withdrawal benefit guarantee that annual withdrawals of up to 7.0% of eligible premiums may be made until eligible premiums previously paid by the contract owner are returned, regardless of account value performance. Asset allocation requirements apply at all times where withdrawals are guaranteed for life.

Guaranteed Minimum Accumulation Benefit (GMAB). Guarantees that the account value will be at least 100% of the eligible premiums paid by the customer after 10 years, adjusted for withdrawals. We offered an alternative design that guaranteed the account value to be at least 200% of the eligible premiums paid by contract owners after 20 years.

We reinsured most of our living benefit guarantee riders to RRII to mitigate the risk produced by such benefits. This reinsurance agreement covers all of the GMIBs, as well as the GMWBs with lifetime guarantees (the "Reinsured living benefits"). The GMABs and the GMWBs without lifetime guarantees (the "Non-reinsured living benefits") are not covered by this reinsurance. The Non-reinsured living benefits are still covered by our variable annuity guarantee hedging program.

The following guaranteed living benefits information is as of the dates indicated:

	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
($ in millions)	December 31, 2016
Net amount at risk, before reinsurance	$14	$5,087
Net amount at risk, net of reinsurance	14	—
($ in millions)	December 31, 2015
Net amount at risk, before reinsurance	$17	$5,087
Net amount at risk, net of reinsurance	17	—

The net amount at risk for the reinsured living benefits is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contract holder over the current account value. The methodology used to calculate the net amount at risk partially reflects the current interest rate environment and also includes a provision for the expected mortality of the clients covered by these living benefits. The net amount at risk of these living benefits (GMIB/GMWBL) from December 31, 2015 to December 31, 2016 remained neutral. The favorable interest and equity markets were mainly offset by higher living benefit guarantees.

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

The separate account liabilities subject to the requirements for additional reserve liabilities under ASC Topic 944 for minimum guaranteed benefits and the additional liabilities recognized related to minimum guarantees, by type, as of the dates indicated, were as follows:

($ in millions)	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
	December 31, 2016
Separate account liability	$534.0	$23,118.1
Additional liability balance, net of reinsurance	22.1	892.2
	December 31, 2015
Separate account liability	$593.5	$25,149.5
Additional liability balance, net of reinsurance	29.1	1,246.0

As of December 31, 2016 and 2015, the above additional liabilities for non-reinsured living benefits recorded by us, net of reinsurance, represent the estimated net present value of our future obligations for these benefits. The above additional liabilities for reinsured living benefits recorded by us, net of reinsurance, represent the present value of future claims less the present value of future attributed fees (GMWBLs) or the benefits ratio approach (GMIBs), less the reinsurance ceded reserve calculated under Accounting Standards Codification Topic 944. The additional liability for GMIBs was zero. The decrease in the additional liability balance for reinsured living benefits corresponds to the decrease in the GMWBL liability, which decreased mainly due to increase in the equity markets during the year ended December 31, 2016.

Variable Annuity Hedge Program

We primarily mitigate variable annuity market risk exposures through a hedging program referred to as our "Variable Annuity Hedge Program". Market risk arises primarily from the minimum guarantees within the variable annuity products, whose economic costs are primarily dependent on future equity market returns, interest rate levels, equity volatility levels and policyholder behavior. The objective of the Variable Annuity Hedge Program is to protect regulatory and rating agency capital from immediate market movements. The hedge program is executed through the purchase and sale of various instruments (described below), and is designed to limit the reserve and rating agency capital increases and certain rebalancing costs resulting from an immediate change in equity markets, interest rates, volatility, credit spread and foreign exchange rates to an amount we believe prudent for a company of our size and scale. The hedge targets may change over time with market movements, changes in regulatory and rating agency capital, available collateral and our risk tolerance. While the Variable Annuity Hedge Program does not explicitly hedge statutory or U.S. GAAP reserves, as markets move up or down, in aggregate the returns generated by the Variable Annuity Hedge Program will significantly offset the statutory and U.S. GAAP reserve changes due to market movements.

The types of instruments employed in the execution of our Variable Annuity Hedge Program to mitigate market impacts on policyholder-directed investments are as follows:

•	Equity index futures, options and total return swaps are used to mitigate the risk of equity market changes;

•	Interest rate swaps and options are used to mitigate the risk of changes in interest rates;

•	Credit default swaps and total return swaps are used to mitigate the risk of credit spread changes;

•	Variance swaps and equity options are used to mitigate the risk of changes in volatility; and

•	Foreign exchange forwards are used to mitigate the impact of policyholder-directed investments in international funds with exposure to fluctuations in exchange rates of certain foreign currencies.

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

These hedge programs are limited to the current policy term of the liabilities, based on current participation rates and index caps. Future returns, which may be reflected in FIA credited rates beyond the current policy term, are not hedged until such time that policyholder selections of future crediting strategies have been made.

Equity options are used to hedge against an increase in various equity indices. An increase in various equity indices may result in increased payments to contract holders of FIA contracts. The equity options offset this increased expense.

Interest rate options are used to hedge against an increase in the interest rate benchmark. An increase in the interest rate benchmark may result in increased payments to contract holders of FIA contracts. The interest rate options offset this increased expense.

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity, including securities pledged, and equity portfolio totaled $23.3 billion and $23.7 billion as of December 31, 2016 and 2015, respectively. Our credit risk materializes primarily as impairment losses and/or credit risk related trading losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

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

Credit risk also arises to the extent that the separate account investments underlying our variable annuity contracts hold credit sensitive assets. This risk is offset by the use of credit default swaps as described in our Variable Annuity Hedge Program.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors
Voya Insurance and Annuity Company

We have audited the accompanying balance sheets of Voya Insurance and Annuity Company as of December 31, 2016 and 2015, and the related statements of operations, comprehensive income, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voya Insurance and Annuity Company at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 16, 2017

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Balance Sheets
December 31, 2016 and 2015
(In millions, except share and per share data)

	As of December 31,
	2016	2015
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $21,123.0 as of 2016 and $22,069.6 as of 2015)	$21,873.8	$22,458.4
Fixed maturities, at fair value using the fair value option	647.5	547.4
Equity securities, available-for-sale, at fair value (cost of $15.2 as of 2016 and $15.4 as of 2015)	18.7	19.2
Short-term investments	429.7	1,069.4
Mortgage loans on real estate, net of valuation allowance of $1.0 as of 2016 and 2015	3,881.5	3,310.9
Policy loans	74.7	79.8
Limited partnerships/corporations	227.4	186.3
Derivatives	978.8	799.4
Other investments	18.6	48.6
Securities pledged (amortized cost of $722.6 as of 2016 and $633.3 as of 2015)	748.2	672.4
Total investments	28,898.9	29,191.8
Cash and cash equivalents	763.5	646.5
Short-term investments under securities loan agreements, including collateral delivered	187.3	232.7
Accrued investment income	232.4	239.3
Deposits, premiums receivable and reinsurance recoverable	7,417.5	5,645.9
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	2,028.6	2,576.4
Due from affiliates	31.7	27.5
Current income tax recoverable from Parent	4.1	—
Deferred income taxes	—	94.8
Other assets	303.6	337.5
Assets held in separate accounts	30,933.7	33,355.5
Total assets	$70,801.3	$72,347.9

The accompanying notes are an integral part of these Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Balance Sheets
December 31, 2016 and 2015
(In millions, except share and per share data)

	As of December 31,
	2016	2015

Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$28,941.6	$27,749.8
Payable for securities purchased	15.5	108.1
Payables under securities loan agreements, including collateral held	865.2	656.1
Long-term debt	435.0	435.0
Due to affiliates	44.1	44.4
Funds held under reinsurance treaties with affiliates	6,657.3	6,797.1
Derivatives	179.4	204.6
Current income tax payable to Parent	—	27.6
Deferred income taxes	10.8	—
Other liabilities	150.0	153.4
Liabilities related to separate accounts	30,933.7	33,355.5
Total liabilities	68,232.6	69,531.6

Commitments and Contingencies (Note 13)

Shareholder's equity:
Common stock (250,000 shares authorized, issued and outstanding as of 2016 and 2015; $10 par value per share)	2.5	2.5
Additional paid-in capital	4,448.8	4,821.2
Accumulated other comprehensive income (loss)	425.1	319.6
Retained earnings (deficit)	(2,307.7)	(2,327.0)
Total shareholder's equity	2,568.7	2,816.3
Total liabilities and shareholder's equity	$70,801.3	$72,347.9

The accompanying notes are an integral part of these Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Statements of Operations
For the Years Ended December 31, 2016, 2015 and 2014
(In millions)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Net investment income	$1,362.5	$1,305.5	$1,264.7
Fee income	627.3	718.7	824.8
Premiums	496.5	505.8	537.8
Net realized capital gains (losses):
Total other-than-temporary impairments	(8.5)	(30.3)	(6.0)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	1.5	2.5	(0.3)
Net other-than-temporary impairments recognized in earnings	(10.0)	(32.8)	(5.7)
Other net realized capital gains (losses)	(874.9)	(98.8)	(768.4)
Total net realized capital gains (losses)	(884.9)	(131.6)	(774.1)
Other revenue	16.9	19.7	29.8
Total revenues	1,618.3	2,418.1	1,883.0
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	557.6	1,290.6	1,391.9
Operating expenses	463.0	486.2	489.6
Net amortization of Deferred policy acquisition costs and Value of business acquired	423.0	667.0	(116.0)
Interest expense	28.3	28.2	28.2
Other expense	11.2	25.1	16.9
Total benefits and expenses	1,483.1	2,497.1	1,810.6
Income (loss) before income taxes	135.2	(79.0)	72.4
Income tax expense (benefit)	115.9	(53.9)	97.3
Net income (loss)	$19.3	$(25.1)	$(24.9)

The accompanying notes are an integral part of these Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Statements of Comprehensive Income
For the Years Ended December 31, 2016, 2015 and 2014
(In millions)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$19.3	$(25.1)	$(24.9)
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	153.4	(451.6)	180.1
Other-than-temporary impairments	9.0	6.6	16.7
Pension and other postretirement benefits liability	(0.1)	(0.2)	(0.2)
Other comprehensive income (loss), before tax	162.3	(445.2)	196.6
Income tax expense (benefit) related to items of other comprehensive income (loss)	56.8	(155.8)	68.8
Other comprehensive income (loss), after tax	105.5	(289.4)	127.8
Comprehensive income (loss)	$124.8	$(314.5)	$102.9

The accompanying notes are an integral part of these Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Statements of Changes in Shareholder's Equity
For the Years Ended December 31, 2016, 2015 and 2014
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2014	$2.5	$5,525.6	$481.2	$(2,277.0)	$3,732.3
Comprehensive income (loss):
Net income (loss)	—	—	—	(24.9)	(24.9)
Other comprehensive income (loss), after tax	—	—	127.8	—	127.8
Total comprehensive income (loss)					102.9
Dividends paid and distributions of capital	—	(216.0)	—	—	(216.0)
Employee related benefits	—	1.0	—	—	1.0
Balance as of December 31, 2014	2.5	5,310.6	609.0	(2,301.9)	3,620.2
Comprehensive income (loss):
Net income (loss)	—	—	—	(25.1)	(25.1)
Other comprehensive income (loss), after tax	—	—	(289.4)	—	(289.4)
Total comprehensive income (loss)					(314.5)
Dividends paid and distributions of capital	—	(492.0)	—	—	(492.0)
Employee related benefits	—	2.6	—	—	2.6
Balance as of December 31, 2015	2.5	4,821.2	319.6	(2,327.0)	2,816.3
Comprehensive income (loss):
Net income (loss)	—	—	—	19.3	19.3
Other comprehensive income (loss), after tax	—	—	105.5	—	105.5
Total comprehensive income (loss)					124.8
Dividends paid and distributions of capital	—	(373.0)	—	—	(373.0)
Employee related benefits	—	0.6	—	—	0.6
Balance as of December 31, 2016	$2.5	$4,448.8	$425.1	$(2,307.7)	$2,568.7

The accompanying notes are an integral part of these Financial Statements.

Voya Insurance and Annuity Company (A wholly owned subsidiary of Voya Holdings Inc.) Statements of Cash Flows For the Years Ended December 31, 2016, 2015 and 2014 (In millions)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$19.3	$(25.1)	$(24.9)
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
Capitalization of deferred policy acquisition costs, value of business acquired and sales inducements	(151.7)	(137.4)	(146.6)
Net amortization of deferred policy acquisition costs, value of business acquired and sales inducements	549.3	776.9	(96.7)
Net accretion/amortization of discount/premium	8.4	10.8	16.0
Future policy benefits, claims reserves and interest credited	1,327.0	1,452.8	1,145.3
Deferred income tax expense (benefit)	48.9	14.6	27.4
Net realized capital losses	884.9	131.6	774.1
Employee related benefits	0.5	2.2	(0.3)
Change in:
Accrued investment income	6.9	(15.2)	(3.8)
Premiums receivable and reinsurance recoverable	(1,742.6)	(1,328.3)	(1,195.1)
Other receivables and asset accruals	(2.2)	18.5	(3.9)
Other reinsurance asset	14.1	24.8	7.6
Due to/from affiliates	(4.5)	(10.2)	—
Income tax recoverable	(31.7)	25.5	24.7
Funds held under reinsurance treaties with affiliates	(201.3)	1,046.1	1,924.4
Other payables and accruals	(3.8)	(19.1)	4.8
Other, net	(6.4)	7.5	(10.6)
Net cash provided by operating activities	$715.1	$1,976.0	$2,442.4

The accompanying notes are an integral part of these Financial Statements.

Voya Insurance and Annuity Company (A wholly owned subsidiary of Voya Holdings Inc.) Statements of Cash Flows For the Years Ended December 31, 2016, 2015 and 2014 (In millions)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	$4,693.6	$3,752.5	$4,169.4
Equity securities, available-for-sale	0.3	—	0.4
Mortgage loans on real estate	420.8	463.7	562.0
Limited partnerships/corporations	44.4	33.2	33.9
Acquisition of:
Fixed maturities	(4,104.6)	(4,553.0)	(4,531.7)
Equity securities, available-for-sale	—	(7.4)	—
Mortgage loans on real estate	(991.7)	(833.1)	(578.8)
Limited partnerships/corporations	(77.9)	(54.6)	(63.2)
Derivatives, net	(1,284.4)	(128.6)	(969.4)
Short-term investments, net	639.7	(322.5)	(179.8)
Policy loans, net	5.1	7.6	7.5
Collateral received (delivered), net	254.5	160.7	215.2
Other investments, net	28.5	0.7	25.0
Net cash used in investing activities	(371.7)	(1,480.8)	(1,309.5)
Cash Flows from Financing Activities:
Deposits received for investment contracts	3,165.3	2,597.1	3,363.0
Maturities and withdrawals from investment contracts	(3,016.2)	(2,349.3)	(4,484.5)
(Settlements) receipts on deposit contracts	(2.5)	32.7	167.7
Excess tax benefits on share-based compensation	—	0.4	1.3
Dividends paid and distributions of capital	(373.0)	(492.0)	(216.0)
Net cash used in financing activities	(226.4)	(211.1)	(1,168.5)
Net increase (decrease) in cash and cash equivalents	117.0	284.1	(35.6)
Cash and cash equivalents, beginning of period	646.5	362.4	398.0
Cash and cash equivalents, end of period	$763.5	$646.5	$362.4
Supplemental cash flow information:
Income taxes paid (received), net	$98.7	$(93.9)	$44.3
Interest paid	28.2	28.2	28.2
Non-cash investing and financing activities:
Securities received from affiliate under reinsurance agreements	$61.5	$716.6	$—

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

Prior to May 2013, Voya Financial, Inc., together with its subsidiaries, including the Company, was an indirect, wholly owned subsidiary of ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands. In May 2013, Voya Financial, Inc. completed its initial public offering of common stock, including the issuance and sale of common stock by Voya Financial, Inc. and the sale of shares of common stock owned indirectly by ING Group. Between October 2013 and March 2015, ING Group completed the sale of its remaining shares of common stock of Voya Financial, Inc. in a series of registered public offerings. ING Group continues to hold certain warrants to purchase up to 26,050,846 shares of Voya Financial, Inc. common stock at an exercise price of $48.75, in each case subject to adjustments.

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

In 2009, the Company made a strategic decision to run-off the assets and liabilities related to guaranteed investment contracts and funding agreements previously issued to institutional investors and corporate benefit plans. As such, no guaranteed investment contracts were outstanding during 2016 and 2015. Additionally, all of the previously issued funding agreements will mature or be terminated by the end of 2017. We may issue new funding agreements to support liquidity in the future.

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

When assessing the Company's intent to sell a security, or if it is more likely than not it will be required to sell a security before recovery of its amortized cost basis, management evaluates facts and circumstances such as, but not limited to, decisions to rebalance the investment portfolio and sales of investments to meet cash flow or capital needs.

When the Company has determined it has the intent to sell, or if it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis, and the fair value has declined below amortized cost ("intent impairment"), the individual security is written down from amortized cost to fair value, and a corresponding charge is recorded in Net realized capital gains (losses) in the Statements of Operations as an other-than-temporary impairment ("OTTI"). If the Company does not intend to sell the security, and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, but the Company has determined that there has been an other-than-temporary decline in fair value below the amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected ("credit impairment") and the amount related to other factors ("noncredit impairment"). The credit impairment is recorded in Net realized capital gains (losses) in the Statements of Operations. The noncredit impairment is recorded in Other comprehensive income (loss).

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

The Company also has investments in certain fixed maturities and has issued certain annuity products that contain embedded derivatives for which fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. Embedded derivatives within fixed maturities are included with the host contract on the Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Statements of Operations. Embedded derivatives within certain annuity products are included in Future policy benefits and contract owner account balances on the Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Statements of Operations.

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

Deferred Policy Acquisition Costs, Value of Business Acquired and Deferred Sales Inducements

DAC represents policy acquisition costs that have been capitalized and are subject to amortization and interest. Capitalized costs are incremental, direct costs of contract acquisition and certain other costs related directly to successful acquisition activities. Such costs consist principally of commissions, underwriting, sales and contract issuance and processing expenses directly related to the successful acquisition of new and renewal business. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. VOBA represents the outstanding value of in-force business acquired and is subject to amortization and interest. The value is based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition and increased for subsequent deferrable expenses on purchased policies. (See "Sales Inducements" below.) DAC, VOBA and DSI are adjusted for the impact of unrealized capital gains (losses) on investments, as if such gains (losses) have been realized, with corresponding adjustments included in AOCI.

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

During the year ended December 31, 2016, the Company's reviews resulted in loss recognition of $170.0 before income taxes, of which $137.7 and $32.3 was recorded to Net amortization of DAC and VOBA and Interest credited and other benefits to contract owners, respectively, in the Statements of Operations, with a corresponding decrease on the Balance Sheets to Deferred policy acquisition costs, Value of business acquired, and Sales inducements to contract owners.

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

The Company did not have any loss recognition for the year ended December 31, 2014.

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

Several assumptions are considered significant in the estimation of gross profits associated with the Company's variable products. One significant assumption is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. The Company uses a reversion to the mean approach, which assumes that the market returns over the entire mean reversion period are consistent with a long-term level of equity market appreciation. The Company monitors market events and only changes the assumption when sustained deviations are expected. This methodology incorporates a 9% long-term equity return assumption, a 14% cap and a five-year look-forward period.

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

•
Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality and expenses are based on the Company's estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 1.0% to 7.5%.

Although assumptions are "locked-in" upon the issuance of traditional life insurance contracts, certain accident and health insurance contracts and payout contracts with life contingencies, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are determined based on best estimate assumptions that exist at the time the premium deficiency reserve is established and do not include a provision for adverse deviation. During the years ended December 31, 2016 and 2015, the Company established premium deficiency reserves of $36.3 and $126.0, respectively, before tax related to certain payout annuity contracts, which were recorded as increases in Policyholder benefits and contract owner balances with a corresponding increase in Deposits and reinsurance recoverable, as the reserves are ceded to an affiliate on a 100% coinsurance and coinsurance funds withheld basis. The establishment of these premium deficiency reserve had no impact in the Statements of Operations for the years ended December 31, 2016 and 2015. The Company did not establish any premium deficiency reserves during the year ended December 31, 2014.

Contract Owner Account Balances
Contract owner account balances relate to universal life-type and investment-type contracts, as follows:

•
Account balances for funding agreements are calculated using the amount deposited with the Company, less withdrawals, plus interest accrued to the ending valuation date. Interest on these contracts is accrued by a predetermined index, plus a spread or a fixed rate, established at the issue date of the contract.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

•	Account balances for universal life-type contracts, including VUL, are equal to cumulative deposits, less charges, withdrawals and account values released upon death, plus credited interest thereon.

•
Account balances for fixed annuities and payout contracts without life contingencies are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Credited interest rates vary by product and ranged up to 7.5% for the years 2016, 2015 and 2014. Account balances for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.

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

GMDB and GMIB: Reserves for annuity guaranteed minimum death benefits ("GMDB") and guaranteed minimum income benefits ("GMIB") are determined by estimating the value of expected benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. Expected experience is based on a range of scenarios. Assumptions used, such as the long-term equity market return, lapse rate and mortality, are consistent with assumptions used in estimating gross profits for the purpose of amortizing DAC. The assumptions of investment performance and volatility are consistent with the historical experience of the appropriate underlying equity index, such as the Standard & Poor's ("S&P") 500 Index. In addition, the reserve for the GMIB incorporates assumptions for the likelihood and timing of the potential annuitizations that may be elected by the contract owner. In general, the Company assumes that GMIB annuitization rates will be higher for policies with more valuable ("in the money") guarantees, where the notional benefit amount is in excess of the account value. Reserves for GMDB and GMIB are recorded in Future policy benefits and contract owner account balances on the Balance Sheets. Changes in reserves for GMDB and GMIB are reported in Interest credited and other benefits to contract owners/policyholders in the Statements of Operations.

GMAB, GMWB, GMWBL and FIA: The Company issues certain products that contain embedded derivatives that are measured at estimated fair value separately from the host contracts. These products include annuity guaranteed minimum accumulation benefits ("GMAB"), guaranteed minimum withdrawal benefits without life contingencies ("GMWB"), guaranteed minimum withdrawal benefits with life contingent payouts ("GMWBL") and FIAs. Such embedded derivatives are recorded in Future policy benefits and contract owner account balances on the Balance Sheets, with changes in estimated fair value, that are not related to attributed fees or premiums collected or payments made, reported in Other net realized capital gains (losses) in the Statements of Operations.

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

Long-term Debt

Long-term debt is on the Balance Sheets carried at an amount equal to the unpaid principal balance, net of any remaining unamortized discount or premium and direct and any incremental costs attributable to issuance. Direct and incremental costs to issue the debt are recorded in Other assets on the Balance Sheets. Discounts, premiums and direct and incremental costs are amortized as a component of Interest expense in the Statements of Operations over the life of the debt using the effective interest method of amortization.

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

Income Taxes

The Company uses certain assumptions and estimates in determining (a) the income taxes payable or refundable to/from Voya Financial, Inc. for the current year, (b) the deferred income tax liabilities and assets for items recognized differently in its Financial Statements from amounts shown on its income tax returns and (c) the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. Management exercises considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are reevaluated on a periodic basis. The Company will continue to evaluate as regulatory and business factors change.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Items required by tax regulations to be included in the tax return may differ from the items reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements may be different than the actual rate applied on the tax return. Some of these differences are permanent, such as the dividends received deduction which is estimated using information from the prior period and current year results. Other differences are temporary, reversing over time, such as the valuation of insurance reserves, and create deferred tax assets and liabilities.

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

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are included in Other liabilities, and deposits made are included in Deposits, premiums receivable and reinsurance recoverable on the Balance Sheets. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as Other revenues or Other expenses in the Statements of Operations, as appropriate. Periodically, the Company evaluates the adequacy of the expected payments or recoveries and adjusts the deposit asset or liability through Other revenues or Other expenses, as appropriate.

Accounting for reinsurance requires use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance. The Company also evaluates the financial strength of potential reinsurers and continually monitors the financial condition of reinsurers.

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

The Company has entered into combined coinsurance and coinsurance funds withheld reinsurance arrangements that contain embedded derivatives for which carrying value is estimated based on the change in the fair value of the assets supporting the funds withheld payable under the agreements.

The Company currently has significant concentrations of ceded reinsurance with its affiliates, Security Life of Denver Insurance Company ("SLD") and Roaring River II, Inc. ("RRII"), primarily related to funding agreements and UL policies with respect to SLD and variable annuities with respect to RRII.

Participating Insurance

Participating business approximates 14.4% of the Company's ordinary life insurance in force and 30.0% of life insurance premium income. The amount of dividends to be paid is determined annually by the Board of Directors. Amounts allocable to participating contract owners are based on published dividend projections or expected dividend scales. Dividends to participating policyholders of $8.1 were incurred during the year ended December 31, 2016. Dividends to participating policyholders of $8.6, were incurred during the years ended December 31, 2015 and 2014.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Adoption of New Pronouncements

Short-Duration Contracts
In May 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-09, "Financial Services - Insurance (Accounting Standards Codification ("ASC") Topic 944): Disclosures about Short-Duration Contracts" ("ASU 2015-09"), which requires insurance entities to disclose, for annual reporting periods, information about the liability for unpaid claims and claim adjustment expenses and about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claims adjustment expenses. The standard also requires entities to disclose, for annual and interim reporting periods, a rollforward of the liability for unpaid claims and claim adjustment expenses.

The provisions of ASU 2015-09 were adopted, retrospectively, by the Company on December 15, 2016. The adoption had no effect on the Company's disclosures, as the Company's liabilities to which this guidance relates are not significant.

Derivative Contract Novations
In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (ASC Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” ("ASU 2016-05"), which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship.

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

The Company adopted the provisions of ASU 2015-02 on January 1, 2016 using a modified retrospective approach. The adoption had no effect on the Company's financial condition or results of operations, but impacted disclosures only. Investments in limited partnerships previously accounted for as VOEs became VIEs under the new guidance as the limited partners do not hold substantive kick-out rights or participating rights. See Variable Interest Entities section of the Investments Note to these Financial Statements for additional information.

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

Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (ASC Topic 606)" ("ASU 2014-09"), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized when, or as, the entity satisfies a performance obligation under the contract. ASU 2014-09 also updated the accounting for certain costs associated with obtaining and fulfilling contracts with customers and requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In addition, the FASB issued various amendments during 2016 to clarify the provisions and implementation guidance of ASU 2014-09. Revenue recognition for insurance contracts and financial instruments is explicitly scoped out of the guidance.

The provisions of ASU 2014-09 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted as of January 1, 2017. Initial adoption of ASU 2014-09 is required to be reported using either a retrospective or modified retrospective approach.
The Company plans to adopt ASU 2014-09 on January 1, 2018. As the scope of ASU 2014-09 excludes insurance contracts and financial instruments, the guidance does not apply to a significant portion of the Company’s business. Consequently, the Company does not currently expect the adoption of this guidance to have a material impact; however, implementation efforts, including assessment of transition approach, are ongoing.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and FVO fixed maturities and equity securities were as follows as of December 31, 2016:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$946.4	$45.0	$8.5	$—	$982.9	$—
U.S. Government agencies and authorities	29.4	3.6	—	—	33.0	—
State, municipalities and political subdivisions	500.1	8.3	11.0	—	497.4	—
U.S. corporate public securities	9,992.8	509.9	58.0	—	10,444.7	4.0
U.S. corporate private securities	2,753.6	73.4	49.4	—	2,777.6	—
Foreign corporate public securities and foreign governments (1)	2,620.2	99.5	30.6	—	2,689.1	—
Foreign corporate private securities (1)	2,734.6	103.9	23.1	—	2,815.4	—

Residential mortgage-backed securities:
Agency	1,375.6	61.5	13.2	11.0	1,434.9	—
Non-Agency	271.4	41.1	2.3	4.6	314.8	11.0
Total Residential mortgage-backed securities	1,647.0	102.6	15.5	15.6	1,749.7	11.0
Commercial mortgage-backed securities	951.2	14.0	8.1	—	957.1	—
Other asset-backed securities	317.8	7.8	3.0	—	322.6	0.3

Total fixed maturities, including securities pledged	22,493.1	968.0	207.2	15.6	23,269.5	15.3
Less: Securities pledged	722.6	29.2	3.6	—	748.2	—
Total fixed maturities	21,770.5	938.8	203.6	15.6	22,521.3	15.3
Equity securities	15.2	3.5	—	—	18.7	—
Total fixed maturities and equity securities investments	$21,785.7	$942.3	$203.6	$15.6	$22,540.0	$15.3
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Statements of Operations.
(3) Represents OTTI reported as a component of Other comprehensive income (loss).
(4) Amount excludes $118.2 of net unrealized gains on impaired available-for-sale securities.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2016, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. MBS and Other ABS are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$977.5	$978.6
After one year through five years	4,778.4	4,977.2
After five years through ten years	8,053.5	8,171.5
After ten years	5,767.7	6,112.8
Mortgage-backed securities	2,598.2	2,706.8
Other asset-backed securities	317.8	322.6
Fixed maturities, including securities pledged	$22,493.1	$23,269.5

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of December 31, 2016 and 2015, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Shareholder's equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
December 31, 2016
Communications	$1,070.3	$83.7	$4.4	$1,149.6
Financial	2,917.6	115.6	18.2	3,015.0
Industrial and other companies	8,692.2	342.7	70.7	8,964.2
Energy	1,809.2	85.5	20.5	1,874.2
Utilities	2,642.1	125.4	32.8	2,734.7
Transportation	600.3	24.2	5.9	618.6
Total	$17,731.7	$777.1	$152.5	$18,356.3

December 31, 2015
Communications	$1,147.2	$64.9	$17.9	$1,194.2
Financial	2,798.2	108.8	22.1	2,884.9
Industrial and other companies	8,778.0	282.1	165.9	8,894.2
Energy	2,357.3	32.2	175.9	2,213.6
Utilities	2,500.6	113.6	31.2	2,583.0
Transportation	571.8	17.0	13.8	575.0
Total	$18,153.1	$618.6	$426.8	$18,344.9

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of December 31, 2016 and 2015, approximately 53.8% and 46.6%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

As of December 31, 2016 and 2015, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

As of December 31, 2016 and 2015, the fair value of loaned securities was $270.9 and $147.9, respectively, and is included in Securities pledged on the Balance Sheets. As of December 31, 2016 and 2015, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $111.0 and $153.6, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Balance Sheets. As of December 31, 2016 and 2015, liabilities to return collateral of $111.0 and $153.6, respectively, are included in Payables under securities loan agreements, including collateral held on the Balance Sheets.

During the first quarter of 2016 under an amendment to the securities lending program, the Company began accepting non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected in the Company’s Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of December 31, 2016, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $168.2. As of December 31, 2015, the Company did not retain any securities as collateral.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	December 31, 2016(1)	December 31, 2015
U.S. Treasuries	$62.4	$—
U.S. corporate public securities	174.3	73.5
Foreign corporate public securities and foreign governments	42.5	80.1
Payables under securities loan agreements	$279.2	$153.6
(1) Borrowings under securities lending transactions include both cash and non-cash collateral of $111.0 and $168.2, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Variable Interest Entities

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company's financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity's economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company did not provide any non-contractual financial support and its carrying value represents the Company's exposure to loss. The carrying value of the investments in VIEs was $227.4 and $1.2 as of December 31, 2016 and 2015, respectively; these investments are included in Limited partnerships/corporations on the Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Statements of Operations.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2016:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$455.0	$8.5	$—	$—	$—	$—	$455.0	$8.5
U.S. Government agencies and authorities	—	—	—	—	—	—	—	—
State, municipalities and political subdivisions	269.3	9.5	—	—	11.7	1.5	281.0	11.0
U.S. corporate public securities	1,931.7	43.0	23.9	1.2	171.2	13.8	2,126.8	58.0
U.S. corporate private securities	822.9	29.2	34.5	0.7	122.9	19.5	980.3	49.4
Foreign corporate public securities and foreign governments	411.2	12.7	19.6	1.4	140.6	16.5	571.4	30.6
Foreign corporate private securities	478.6	17.8	—	—	50.7	5.3	529.3	23.1
Residential mortgage-backed	374.8	10.9	34.8	0.8	53.3	3.8	462.9	15.5
Commercial mortgage-backed	281.2	6.4	12.9	—	14.1	1.7	308.2	8.1
Other asset-backed	87.5	0.3	—	—	52.0	2.7	139.5	3.0
Total	$5,112.2	$138.3	$125.7	$4.1	$616.5	$64.8	$5,854.4	$207.2

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
*Less than $0.1.

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 90.5% and 86.6% of the average book value as of December 31, 2016 and 2015, respectively.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
December 31, 2016
Six months or less below amortized cost	$5,318.4	$18.5	$147.7	$4.2	955	8
More than six months and twelve months or less below amortized cost	260.5	12.6	15.5	4.0	59	3
More than twelve months below amortized cost	429.5	22.1	29.2	6.6	141	6
Total	$6,008.4	$53.2	$192.4	$14.8	1,155	17

December 31, 2015
Six months or less below amortized cost	$4,611.3	$468.6	$131.4	$131.5	758	93
More than six months and twelve months or less below amortized cost	3,445.1	—	171.2	—	524	—
More than twelve months below amortized cost	450.4	16.4	32.4	4.3	158	3
Total	$8,506.8	$485.0	$335.0	$135.8	1,440	96

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses			Number of Securities
	< 20%	> 20%		< 20%	> 20%		< 20%	> 20%
December 31, 2016
U.S. Treasuries	$463.5	$—		$8.5	$—		11	—
U.S. Government agencies and authorities	—	—		—	—		—	—
State, municipalities and political subdivisions	292.0	—		11.0	—		185	—
U.S. corporate public securities	2,172.6	12.2		55.0	3.0		374	3
U.S. corporate private securities	995.5	34.2		40.3	9.1		114	3
Foreign corporate public securities and foreign governments	597.8	4.2		29.6	1.0		126	3
Foreign corporate private securities	552.4	—	*	23.1	—	*	61	2
Residential mortgage-backed	478.4	—	*	15.5	—	*	172	3
Commercial mortgage-backed	313.7	2.6		6.4	1.7		66	3
Other asset-backed	142.5	—		3.0	—		46	—
Total	$6,008.4	$53.2		$192.4	$14.8		1,155	17

December 31, 2015
U.S. Treasuries	$315.8	$—		$4.2	$—		8	—
U.S. Government agencies and authorities	49.6	—		0.3	—		1	—
State, municipalities and political subdivisions	221.0	—		5.2	—		117	—
U.S. corporate public securities	4,316.2	279.6		159.1	77.1		681	57
U.S. corporate private securities	769.5	41.2		33.3	11.6		90	4
Foreign corporate public securities and foreign governments	1,343.5	123.3		66.6	34.6		251	26
Foreign corporate private securities	734.2	38.0		50.4	11.5		81	5
Residential mortgage-backed	398.6	—	*	7.9	—	*	141	2
Commercial mortgage-backed	264.1	1.4		2.7	0.7		33	1
Other asset-backed	94.3	1.5		5.3	0.3		37	1
Total	$8,506.8	$485.0		$335.0	$135.8		1,440	96
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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the years ended December 31, 2016 and 2015, the Company had no new troubled debt restructurings for private placement bonds or commercial mortgage loans.

As of December 31, 2016, the Company held no commercial mortgage troubled debt restructured loans.

As of December 31, 2016 and 2015, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	December 31, 2016			December 31, 2015
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$—	$3,882.5	$3,882.5	$3.7	$3,308.2	$3,311.9
Collective valuation allowance for losses	N/A	(1.0)	(1.0)	N/A	(1.0)	(1.0)
Total net commercial mortgage loans	$—	$3,881.5	$3,881.5	$3.7	$3,307.2	$3,310.9
N/A - Not Applicable

There were no impairments taken on the mortgage loan portfolio for the years ended December 31, 2016 and 2015.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	December 31, 2016	December 31, 2015
Collective valuation allowance for losses, balance at January 1	$1.0	$0.8
Addition to (reduction of) allowance for losses	—	0.2
Collective valuation allowance for losses, end of period	$1.0	$1.0

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	December 31, 2016	December 31, 2015
Impaired loans without allowances for losses	$—	$3.7
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$—	$3.7
Unpaid principal balance of impaired loans	$—	$3.7

The following table presents information on restructured loans as of the dates indicated:

	December 31, 2016	December 31, 2015
Troubled debt restructured loans	$—	$3.7

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of December 31, 2016 and 2015.

There were no loans 30 days or less in arrears, with respect to principal and interest as of December 31, 2016. There were two loans 30 days or less in arrears, with respect to principal and interest as of December 31, 2015, with a total amortized cost of $2.1.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Impaired loans, average investment during the period (amortized cost) (1)	$1.8	$10.4	$20.2
Interest income recognized on impaired loans, on an accrual basis (1)	—	0.5	1.1
Interest income recognized on impaired loans, on a cash basis (1)	—	0.6	1.0
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	0.5	1.1
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

The following table presents the LTV ratios as of the dates indicated:

	December 31, 2016(1)	December 31, 2015(1)
Loan-to-Value Ratio:
0% - 50%	$428.7	$399.9
>50% - 60%	1,010.8	927.9
>60% - 70%	2,104.1	1,772.0
>70% - 80%	334.7	207.0
>80% and above	4.2	5.1
Total Commercial mortgage loans	$3,882.5	$3,311.9
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	December 31, 2016(1)	December 31, 2015(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$3,013.6	$2,569.3
>1.25x - 1.5x	438.9	505.3
>1.0x - 1.25x	308.2	145.6
Less than 1.0x	77.2	40.4
Commercial mortgage loans secured by land or construction loans	44.6	51.3
Total Commercial mortgage loans	$3,882.5	$3,311.9
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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	December 31, 2016(1)		December 31, 2015(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$887.6	22.9%	$763.0	23.0%
South Atlantic	979.4	25.2%	792.5	23.9%
Middle Atlantic	494.5	12.7%	467.2	14.1%
West South Central	466.2	12.0%	388.8	11.7%
Mountain	378.5	9.7%	334.1	10.1%
East North Central	400.2	10.3%	324.2	9.8%
New England	64.1	1.7%	58.2	1.8%
West North Central	140.0	3.6%	117.6	3.6%
East South Central	72.0	1.9%	66.3	2.0%
Total Commercial mortgage loans	$3,882.5	100.0%	$3,311.9	100.0%
(1) Balances do not include collective valuation allowance for losses.

	December 31, 2016(1)		December 31, 2015(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$1,144.7	29.5%	$1,125.1	33.9%
Industrial	988.2	25.5%	788.3	23.8%
Apartments	832.3	21.4%	615.2	18.6%
Office	668.4	17.2%	535.6	16.2%
Hotel/Motel	82.9	2.1%	83.3	2.5%
Mixed Use	31.1	0.8%	29.9	0.9%
Other	134.9	3.5%	134.5	4.1%
Total Commercial mortgage loans	$3,882.5	100.0%	$3,311.9	100.0%
(1)Balances do not include collective valuation allowance for losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	December 31, 2016(1)	December 31, 2015(1)
Year of Origination:
2016	$959.3	$—
2015	795.5	810.1
2014	553.6	557.9
2013	600.5	624.7
2012	169.1	232.8
2011	353.2	460.4
2010 and prior	451.3	626.0
Total Commercial mortgage loans	$3,882.5	$3,311.9
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

The following table identifies the Company's credit-related and intent-related impairments included in the Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Year Ended December 31,
	2016			2015			2014
	Impairment		No. of Securities	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$1.9		2	$11.0		10	$1.4	2
Foreign corporate public securities and foreign governments (1)	2.6		2	18.2		6	0.6	4
Foreign corporate private securities (1)	1.5		2	0.5		1	—	—
Residential mortgage-backed	3.9		32	2.7		27	2.8	39
Commercial mortgage-backed	0.1		1	0.4		2	0.1	2
Other asset-backed	—	*	2	—		—	0.5	2
Equity	—		—	—	*	1	0.3	2
Total	$10.0		41	$32.8		47	$5.7	51
(1) Primarily U.S. dollar denominated.
* Less than $0.1.

The above tables include $5.3, $7.3 and $3.7 of write-downs related to credit impairments for the years ended December 31, 2016, 2015 and 2014, respectively, in Other-than-temporary impairments, which are recognized in the Statements of Operations. The remaining $4.7, $25.5 and $2.0, for the years ended December 31, 2016, 2015 and 2014, respectively, are related to intent impairments.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Year Ended December 31,
	2016		2015		2014
	Impairment	No. of Securities	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$1.7	1	$11.0	9	$1.2	2
Foreign corporate public securities and foreign governments (1)	1.8	1	14.0	5	0.6	4
Foreign corporate private securities (1)	—	—	—	—	—	—
Residential mortgage-backed	1.1	3	0.1	4	0.1	5
Commercial mortgage-backed	0.1	1	0.4	2	0.1	2
Other asset-backed	—	—	—	—	—	—
Equity	—	—	—	—	—	—
Total	$4.7	6	$25.5	20	$2.0	13
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

The following table identifies the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Balance at January 1	$27.2	$33.1	$42.1
Additional credit impairments:
On securities not previously impaired	—	—	0.4
On securities previously impaired	2.6	1.8	3.0
Reductions:
Increase in cash flows	0.4	0.4	0.5
Securities sold, matured, prepaid or paid down	9.2	7.3	11.9
Balance at December 31	$20.2	$27.2	$33.1

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Fixed maturities	$1,205.2	$1,169.5	$1,121.7
Equity securities, available-for-sale	2.8	2.1	2.4
Mortgage loans on real estate	176.3	165.0	145.6
Policy loans	5.1	4.7	5.0
Short-term investments and cash equivalents	—	0.3	0.8
Other	33.3	18.3	39.9
Gross investment income	1,422.7	1,359.9	1,315.4
Less: investment expenses	60.2	54.4	50.7
Net investment income	$1,362.5	$1,305.5	$1,264.7

As of December 31, 2016 and 2015, the Company had $6.3 and $1.7, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Fixed maturities, available-for-sale, including securities pledged	$9.9	$(37.5)	$2.4
Fixed maturities, at fair value option	(137.6)	(98.0)	(50.0)
Equity securities, available-for-sale	0.1	—	(0.1)
Derivatives	(1,075.9)	(86.8)	(33.8)
Embedded derivatives - fixed maturities	(5.6)	(5.0)	(2.7)
Guaranteed benefit derivatives	324.2	95.8	(708.4)
Other investments	—	(0.1)	18.5
Net realized capital gains (losses)	$(884.9)	$(131.6)	$(774.1)
After-tax net realized capital gains (losses)	$(575.2)	$(85.6)	$(503.2)

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Proceeds on sales	$3,021.3	$1,700.4	$2,436.1
Gross gains	75.5	24.7	21.9
Gross losses	64.0	35.6	26.3

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

Credit default swaps: Credit default swaps are used to reduce credit loss exposure with respect to certain assets that the Company owns or to assume credit exposure on certain assets that the Company does not own. Payments are made to or received from the counterparty at specified intervals. In the event of a default on the underlying credit exposure, the Company will either receive a payment (purchased credit protection) or will be required to make a payment (sold credit protection) equal to the par minus recovery value of the swap contract. Credit default swaps are also used to hedge credit exposure associated with certain variable annuity guarantees. The Company utilizes these contracts in non-qualifying hedging relationships.

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

Embedded derivatives: The Company also invests in certain fixed maturity instruments and has issued certain products that contain embedded derivatives for which market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity rates, or credit ratings/spreads. In addition, the Company has entered into coinsurance with funds withheld arrangements, which contain embedded derivatives.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	December 31, 2016			December 31, 2015
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$18.2	$0.3	$0.1	$18.2	$0.5	$—
Foreign exchange contracts	161.6	13.1	3.7	57.1	11.7	—
Fair value hedges:
Interest rate contracts	—	—	—	295.1	0.8	5.9
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	38,839.9	530.2	112.5	27,139.0	529.5	114.9
Foreign exchange contracts	1,222.1	33.3	12.8	967.0	30.9	12.3
Equity contracts	28,042.9	399.3	50.1	19,062.4	223.7	65.6
Credit contracts	204.0	2.6	0.2	1,230.0	2.3	5.9
Embedded derivatives:
Within fixed maturity investments	N/A	15.6	—	N/A	21.1	—
Within products	N/A	—	3,500.0	N/A	—	3,628.1
Within reinsurance agreements	N/A	(5.9)	145.5	N/A	(15.6)	10.2
Total		$988.5	$3,824.9		$804.9	$3,842.9
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of December 31, 2016 and 2015. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	December 31, 2016
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$204.0	$2.6	$0.2
Equity contracts	21,545.3	377.0	49.3
Foreign exchange contracts	1,383.7	46.4	16.5
Interest rate contracts	35,454.4	530.5	112.1
		956.5	178.1
Counterparty netting(1)		(162.3)	(162.3)
Cash collateral netting(1)		(685.5)	(14.9)
Securities collateral netting(1)		(52.1)	—
Net receivables/payables		$56.6	$0.9
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA ") agreements, the Company may receive from, or deliver to, counterparties collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Balance Sheets. As of December 31, 2016, the Company held $654.8 and $23.0 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2015, the Company held $423.0 and $0.4 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2016, the Company delivered $477.3 of securities and held $52.1 of securities as collateral. As of December 31, 2015, the Company delivered $524.5 of securities and held $12.9 of securities as collateral.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$0.3	$0.3	$0.2
Foreign exchange contracts	1.1	0.8	0.7
Fair value hedges:
Interest rate contracts	(2.0)	(3.6)	(12.9)
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	(6.9)	135.4	797.0
Foreign exchange contracts	91.4	56.8	91.8
Equity contracts	(1,145.4)	(277.3)	(911.4)
Credit contracts	(14.4)	0.8	0.8
Embedded derivatives:
Within fixed maturity investments(2)	(5.6)	(5.0)	(2.7)
Within products(2)	324.2	95.8	(708.4)
Within reinsurance agreements(3)	(125.6)	175.6	(231.1)
Total	$(882.9)	$179.6	$(976.0)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Statements of Operations. For the years ended December 31, 2016, 2015 and 2014, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Statements of Operations.
(3) Changes in value are included in Interest credited and other benefits to contract owners/policyholders in the Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company's portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of December 31, 2016, the fair values of credit default swaps of $2.6 and $0.2 were included in Derivatives assets and Derivatives liabilities, respectively, on the Balance Sheets. As of December 31, 2015, the fair values of credit default swaps of $2.3 and $5.9 were included in Derivatives assets and Derivatives liabilities, respectively, on the Balance Sheets. As of December 31, 2016, the maximum potential future net exposure to the Company was $194.0 on credit default swaps. As of December 31, 2015, the maximum potential future net exposure to the Company was $220.0 on credit default swaps. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$974.1	$8.8	$—	$982.9
U.S. Government agencies and authorities	—	33.0	—	33.0
State, municipalities and political subdivisions	—	497.4	—	497.4
U.S. corporate public securities	—	10,434.5	10.2	10,444.7
U.S. corporate private securities	—	2,364.0	413.6	2,777.6
Foreign corporate public securities and foreign governments(1)	—	2,688.7	0.4	2,689.1
Foreign corporate private securities(1)	—	2,671.9	143.5	2,815.4
Residential mortgage-backed securities	—	1,727.2	22.5	1,749.7
Commercial mortgage-backed securities	—	949.4	7.7	957.1
Other asset-backed securities	—	291.9	30.7	322.6
Total fixed maturities, including securities pledged	974.1	21,666.8	628.6	23,269.5
Equity securities, available-for-sale	11.6	—	7.1	18.7
Derivatives:
Interest rate contracts	—	530.5	—	530.5
Foreign exchange contracts	—	46.4	—	46.4
Equity contracts	22.3	342.7	34.3	399.3
Credit contracts	—	2.6	—	2.6
Embedded derivative on reinsurance	—	(5.9)	—	(5.9)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,310.8	64.7	5.0	1,380.5
Assets held in separate accounts	30,933.7	—	—	30,933.7
Total assets	$33,252.5	$22,647.8	$675.0	$56,575.3
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$1,987.5	$1,987.5
GMAB / GMWB / GMWBL(2)	—	—	1,512.5	1,512.5
Other derivatives:
Interest rate contracts	0.5	112.1	—	112.6
Foreign exchange contracts	—	16.5	—	16.5
Equity contracts	0.8	49.3	—	50.1
Credit contracts	—	0.2	—	0.2
Embedded derivative on reinsurance	—	145.5	—	145.5
Total liabilities	$1.3	$323.6	$3,500.0	$3,824.9
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
(1) Primarily U.S. dollar denominated

Valuation of Financial Assets and Liabilities at Fair Value

Certain assets and liabilities are measured at estimated fair value on the Company's Balance Sheets. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The exit price and the transaction (or entry) price will be the same at initial recognition in many circumstances. However, in certain cases, the transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

transfer a liability to a third-party with an equal credit standing. Fair value is required to be a market-based measurement that is determined based on a hypothetical transaction at the measurement date, from a market participant's perspective. The Company considers three broad valuation approaches when a quoted price is unavailable: (i) the market approach, (ii) the income approach and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given the instrument being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Broker quotes and prices obtained from pricing services are reviewed and validated through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.  As of December 31, 2016, $537.9 and $17.6 billion of a total fair value of $23.3 billion in fixed maturities, including securities pledged, were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing. As of December 31, 2015, $504.8 and $18.6 billion of a total fair value of $23.7 billion in fixed maturities, including securities pledged, were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing.

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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the years ended December 31, 2016 and 2015.  The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2016
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change in Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	0.7	(0.1)	(0.4)	—	—	(0.7)	(0.4)	11.1	—	10.2	—
U.S. corporate private securities	327.3	(0.2)	3.7	131.5	—	(14.0)	(46.1)	18.6	(7.2)	413.6	(0.2)
Foreign corporate public securities and foreign governments(1)	1.2	(0.8)	—	—	—	—	—	—	—	0.4	(0.8)
Foreign corporate private securities(1)	145.0	(1.4)	8.8	—	—	(0.1)	(26.1)	20.5	(3.2)	143.5	(1.3)
Residential mortgage-backed securities	28.6	(3.0)	—	—	—	(2.6)	(0.5)	—	—	22.5	(2.9)
Commercial mortgage-backed securities	12.1	(0.2)	0.2	—	—	—	(4.7)	0.3	—	7.7	(0.2)
Other asset-backed securities	11.3	(0.1)	(0.2)	13.8	—	—	(2.9)	8.8	—	30.7	(0.1)
Total fixed maturities, including securities pledged	526.2	(5.8)	12.1	145.3	—	(17.4)	(80.7)	59.3	(10.4)	628.6	(5.5)
Equity securities, available-for-sale	6.7	—	0.4	—	—	—	—	—	—	7.1	—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,779.1)	(159.7)	—	—	(237.2)	—	188.5	—	—	(1,987.5)	—
GMWB/GMAB/GMWBL(2)	(1,849.0)	483.9	—	—	(147.9)	—	0.5	—	—	(1,512.5)	—
Other derivatives, net	5.7	3.8	—	27.5	—	—	(2.7)	—	—	34.3	28.5
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	—	5.0	—	—	—	—	—	5.0	—
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
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2015
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change in Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$53.8	$—	$(0.1)	$0.2	$—	$—	$—	$—	$(53.2)	$0.7	$—
U.S. corporate private securities	260.2	(0.1)	(11.9)	111.3	—	(2.6)	(73.3)	43.7	—	327.3	(0.1)
Foreign corporate public securities and foreign governments(1)	—	(4.2)	(0.3)	—	—	—	(5.1)	10.8	—	1.2	(4.2)
Foreign corporate private securities(1)	147.3	(0.5)	(3.4)	9.4	—	—	(40.2)	32.4	—	145.0	(0.7)
Residential mortgage-backed securities	31.3	(1.1)	(0.5)	—	—	—	(0.3)	1.8	(2.6)	28.6	(1.1)
Commercial mortgage-backed securities	—	—	(0.1)	15.0	—	—	(2.8)	—	—	12.1	—
Other asset-backed securities	0.9	—	—	11.9	—	—	(0.7)	16.5	(17.3)	11.3	—
Total fixed maturities, including securities pledged	493.5	(5.9)	(16.3)	147.8	—	(2.6)	(122.4)	105.2	(73.1)	526.2	(6.1)
Equity securities, available-for-sale	—	—	0.2	6.5	—	—	—	—	—	6.7	—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,924.4)	228.7	—	—	(255.2)	—	171.8	—	—	(1,779.1)	—
GMWB/GMAB/GMWBL(2)	(1,564.4)	(132.9)	—	—	(152.3)	—	0.6	—	—	(1,849.0)	—
Other derivatives, net	31.2	(29.8)	—	21.6	—	—	(17.3)	—	—	5.7	(25.5)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1.8	—	—	—	—	—	(1.8)	—	—	—	—
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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the years ended December 31, 2016 and 2015, the transfers in and out of Level 3 for fixed maturities and equity securities, were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2016:

Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA
Long-term equity implied volatility	15% to 25%		15% to 25%		—
Interest rate implied volatility	0.1% to 18%		0.1% to 18%		—
Correlations between:
Equity Funds	-13% to 99%		-13% to 99%		—
Equity and Fixed Income Funds	-38% to 62%		-38% to 62%		—
Interest Rates and Equity Funds	-32% to 26%		-32% to 26%		—
Nonperformance risk	0.25% to 1.6%		0.25% to 1.6%		0.25% to 1.6%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—
Partial Withdrawals	—		0% to 3.4%		0% to 10%
Lapses	0.11% to 12.15%	(3)(4)	0.4% to 19.1%	(3)(4)	0% to 60%	(3)
Mortality	—	(5)	—	(5)	—	(5)

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of policies, approximately 40% are taking systematic withdrawals. The Company assumes that 85% of all policies will begin systematic withdrawals either immediately or after a delay period, with 100% utilizing at age 100. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money". The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of December 31, 2016 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money		Total	Average Expected Delay (Years)**
< 60	$1.8	$—	*	$1.8	9.9
60-69	5.6	0.1		5.7	4.9
70+	5.7	0.1		5.8	3.0
	$13.1	$0.2		$13.3	5.5
*Less than $0.1.
** For population expected to withdraw in future. Excludes policies taking systematic withdraws and 15% of policies the Company assumes will never withdraw until age 100.

(3)
Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period.

(4) The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period or at the shock lapse period and to whether they are "in the money" or "out of the money" as of December 31, 2016 (account value amounts are in $ billions). Lapse ranges are based on weighted average ranges of underlying account value exposure.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

		GMAB		GMWB/GMWBL
	Moneyness	Account Value	Lapse Range	Account Value		Lapse Range
During Surrender Charge Period
	In the Money**	$—	0.4% to 6.9%	$2.0		0.1% to 4.5%
	Out of the Money	—	1.6% to 7.6%	—	*	0.6% to 4.7%
Shock Lapse Period
	In the Money**	$—	4.7% to 17.3%	$2.7		2.3% to 11.6%
	Out of the Money	—	17.3% to 19.1%	—	*	11.6% to 12.2%
After Surrender Charge Period
	In the Money**	$—	2.8% to 10.6%	$8.5		1.4% to 6.7%
	Out of the Money	0.1	10.6% to 11.7%	0.6		6.7% to 7.0%
* Less than $0.1.
**The low end of the range corresponds to policies that are highly "in the money." The high end of the range corresponds to the policies that are close to zero in terms of "in the moneyness."
(5)The mortality rate is based on the 2012 Individual Annuity Mortality Basic table with mortality improvements.

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

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value		Lapse Range
During Surrender Charge Period
	In the Money**	$—		0.4% to 6.9%	$4.9		0.1% to 4.5%
	Out of the Money	—		1.6% to 7.6%	—	*	0.6% to 4.7%
Shock Lapse Period
	In the Money**	$—	*	5.4% to 22.3%	$1.8		3.0% to 13.7%
	Out of the Money	—	*	22.3% to 24.5%	—	*	13.7% to 14.4%
After Surrender Charge Period
	In the Money**	$—	*	2.8% to 12.1%	$7.1		1.8% to 7.9%
	Out of the Money	—	*	12.1% to 13.3%	0.5		7.9% to 8.2%

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

•	Generally, an increase (decrease) in benefit utilization will decrease (increase) lapses for GMWB and GMWBL.

Other Financial Instruments

The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$23,269.5	$23,269.5	$23,678.2	$23,678.2
Equity securities, available-for-sale	18.7	18.7	19.2	19.2
Mortgage loans on real estate	3,881.5	3,940.3	3,310.9	3,429.8
Policy loans	74.7	74.7	79.8	79.8
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,380.5	1,380.5	1,948.6	1,948.6
Derivatives	978.8	978.8	799.4	799.4
Other investments	18.6	18.6	48.6	48.6
Deposits from affiliates	157.8	158.0	155.3	156.3
Embedded derivative on reinsurance	(5.9)	(5.9)	(15.6)	(15.6)
Assets held in separate accounts	30,933.7	30,933.7	33,355.5	33,355.5
Liabilities:
Investment contract liabilities:
Deferred annuities(1)	19,443.1	19,193.3	19,274.7	19,367.9
Funding agreements with fixed maturities	357.8	355.0	1,105.7	1,083.1
Supplementary contracts, immediate annuities and other	2,724.1	2,956.3	1,766.5	1,955.3
Derivatives:
Guaranteed benefit derivatives:
FIA	1,987.5	1,987.5	1,779.1	1,779.1
GMAB/GMWB/GMWBL	1,512.5	1,512.5	1,849.0	1,849.0
Other derivatives	179.4	179.4	204.6	204.6
Long-term debt	435.0	543.2	435.0	524.7
Embedded derivative on reinsurance	145.5	145.5	10.2	10.2
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

Funding agreements with fixed maturities: Fair value is estimated by discounting cash flows, including associated expenses for maintaining the contracts, at rates, that are risk-free rates plus an adjustment for nonperformance risk. These liabilities are classified as Level 2.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC	VOBA		Total
Balance at January 1, 2014	$2,271.7	$58.6		$2,330.3
Deferrals of commissions and expenses	118.2	—		118.2
Amortization:
Amortization	24.4	(12.2)		12.2	(2)
Interest accrued	100.5	3.3	(1)	103.8
Net amortization included in the Statements of Operations	124.9	(8.9)		116.0
Change in unrealized capital gains/losses on available-for-sale securities	(301.9)	(10.6)		(312.5)
Balance as of December 31, 2014	2,212.9	39.1		2,252.0
Deferrals of commissions and expenses	115.3	—		115.3
Amortization:
Amortization	(688.2)	(17.2)		(705.4)	(2)
Interest accrued	35.8	2.6	(1)	38.4
Net amortization included in the Statements of Operations	(652.4)	(14.6)		(667.0)
Change in unrealized capital gains/losses on available-for-sale securities	424.4	20.1		444.5
Balance as of December 31, 2015	2,100.2	44.6		2,144.8
Deferrals of commissions and expenses	123.1	—		123.1
Amortization:
Amortization	(446.8)	(9.1)		(455.9)	(2)
Interest accrued	30.8	2.1	(1)	32.9
Net amortization included in the Statements of Operations	(416.0)	(7.0)		(423.0)
Change in unrealized capital gains/losses on available-for-sale securities	(122.3)	(6.9)		(129.2)
Balance as of December 31, 2016	$1,685.0	$30.7		$1,715.7
(1) Interest accrued at the following rates for VOBA: 3.8% to 5.8% during 2016, 2.2% to 5.8% during 2015 and 2.0% to 5.8% during 2014.
(2) Includes loss recognition for DAC and VOBA of $137.1 and $0.6, respectively, during 2016 and loss recognition for DAC and VOBA of $275.7 and $1.2, respectively, during 2015. There was no loss recognition for DAC and VOBA during 2014.

The estimated amount of VOBA amortization expense, net of interest, for the next five years is presented in the following table. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results and/or changes in best estimates of future results.

Year	Amount
2017	7.5
2018	6.6
2019	6.0
2020	6.1
2021	7.4

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

6.    Sales Inducements

During the years ended December 31, 2016, 2015 and 2014, the Company capitalized $28.5, $22.0 and $28.4, respectively, of Sales inducements to contract owners. During the years ended December 31, 2016, 2015 and 2014, the Company amortized $(126.3), $(109.8) and $(19.3), respectively, of Sales inducements to contract owners, which included loss recognition of $32.3 and $65.1 for the years ended December 31, 2016 and 2015, respectively. The Company had no loss recognition related to Sales inducements to contract owners for the year ended December 31, 2014. The unamortized balance of capitalized Sales inducements to contract owners was $312.9 and $431.6 as of December 31, 2016 and 2015, respectively.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Guaranteed Minimum Withdrawal Benefit and Guaranteed Minimum Withdrawal Benefit for Life (GMWB/GMWBL): Guarantees an annual withdrawal amount for a specified period of time (GMWB) or life (GMWBL) that is calculated as a percentage of the benefit base that equals premium paid at the time of product issue and may increase over time based on a number of factors, including a rollup percentage (mainly 7%, 6% or 0%, depending on versions of the benefit) and ratchet frequency (primarily annually or quarterly, depending on versions). The rollup ceases 10 years after purchase of the rider, or in the year when withdrawals occur. The percentage used to determine the guaranteed annual withdrawal amount may vary by age at first withdrawal and depends on versions of the benefit. A joint life-time withdrawal benefit option was available to include coverage for spouses. Most versions of the withdrawal benefit included reset and/or step-up features that may increase the guaranteed withdrawal amount in certain conditions. Earlier versions of the withdrawal benefit guarantee that annual withdrawals of up to 7.0% of eligible premiums may be made until eligible premiums previously paid by the contract owner are returned, regardless of account value performance. Asset allocation requirements apply at all times where withdrawals are guaranteed for life.

Guaranteed Minimum Accumulation Benefit (GMAB): Guarantees that the account value will be at least 100% of the eligible premiums paid by the customer after 10 years, adjusted for withdrawals. The Company offered an alternative design that guaranteed the account value to be at least 200% of the eligible premiums paid by contract owners after 20 years.

The following assumptions and methodology were used to determine the guaranteed reserves for closed block of variable annuity contracts as of December 31, 2016 and 2015:

Area	Assumptions/Basis for Assumptions
Data used	Based on 1,000 investment performance scenarios.

Mean investment performance	GMDB and GMIB: The overall blended mean is 7.8% based on a single fund group.

GMAB / GMWB / GMWBL: Zero rate curve.

Volatility	GMDB: 14.2% for 2016 and 15.1% for 2015.

GMIB: 14.2% for 2016 and 15.1% for 2015.

GMAB / GMWB / GMWBL: Implied volatilities through the first 5 years and then a blend of implied and historical thereafter.

Mortality
Depending on the type of benefit and gender, the Company uses the 2012 Individual Annuity Mortality Basic table with mortality improvement through December 31, 2016, further adjusted for company experience.

Lapse rates	Vary by contract type, share class, time remaining in the surrender charge period and in-the-moneyness.

Discount rates	GMDB / GMIB: 5.5% for 2016 and 2015.

GMAB / GMWB / GMWBL: Zero rate curve plus adjustment for nonperformance risk.

Variable annuity contracts containing guaranteed minimum death and living benefits expose the Company to market risk. For example, with a decline in the equity markets, the Company has exposure to increasing claims due to the guaranteed minimum benefits. On the other hand, with an increase in the equity markets, the Company's exposure to risks associated with the guaranteed minimum benefits generally decreases. In order to mitigate the risk associated with guaranteed death and living benefits, the Company enters into reinsurance agreements and derivative positions on various public market indices chosen to closely replicate contract owner variable fund returns.

The calculation of the GMDB, GMIB, GMAB, GMWB, and GMWBL liabilities assumes dynamic surrenders and dynamic utilization of the guaranteed living benefit feature.

The liabilities for variable annuity contracts containing guaranteed minimum death and living benefits are recorded in separate account liabilities as follows as of December 31, 2016 and 2015. The separate account liabilities may include more than one type of guarantee. These liabilities are subject to the requirements for additional reserve liabilities under ASC Topic 944, which are

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

recorded on the Balance Sheets in Future policy benefits and contract owner account balances. The paid and incurred amounts were as follows for the years ended December 31, 2016, 2015 and 2014:

	GMDB(1)	GMAB/GMWB	GMIB(2)	GMWBL(3)
Separate account liability at December 31, 2016	$30,838.9	$534.0	$9,806.7	$13,311.4

Separate account liability at December 31, 2015	$33,321.3	$593.5	$11,338.1	$13,811.4

Additional liability balance:
Balance at January 1, 2014	$339.0	$28.7	$—	$414.0
Incurred guaranteed benefits	108.6	4.8	—	631.5
Paid guaranteed benefits	(73.3)	(0.7)	—	—
Balance at December 31, 2014	374.3	32.8	—	1,045.5
Incurred guaranteed benefits	231.4	(3.1)	—	200.5
Paid guaranteed benefits	(88.5)	(0.6)	—	—
Balance at December 31, 2015	517.2	29.1	—	1,246.0
Incurred guaranteed benefits	128.2	(6.5)	—	(353.8)
Paid guaranteed benefits	(135.5)	(0.5)	—	—
Balance at December 31, 2016	$509.9	$22.1	$—	$892.2
(1)The additional liability balances as of December 31, 2016, 2015, 2014 and as of January 1, 2014 are presented net of reinsurance of $29.0, $32.8, $30.8 and $33.2, respectively.
(2)The additional liability balances as of December 31, 2016, 2015, 2014 and as of January 1, 2014 are presented net of reinsurance of $1.3 billion, $1.4 billion, $1.1 billion and $1.1 billion, respectively.
(3)The additional liability balances as of December 31, 2016, 2015, 2014 and as of January 1, 2014 are presented net of reinsurance of $598.2, $573.9, $486.1 and $458.3, respectively.

The Company also calculates additional liabilities for FIA contracts with guaranteed withdrawal benefits. The additional liability represents the expected value of these benefits in excess of the projected account balance, and is accreted based on assessments over the accumulation period of the contract. The additional liability for FIA guaranteed withdrawal benefits was $146.6 and $91.0, as of December 31, 2016 and 2015, respectively. The additional liability is recorded in Future policy benefits and contract owner account balances on the Balance Sheets.

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

	In the Event of Death	At Annuitization, Maturity, or Withdrawal
	GMDB	GMAB/GMWB	GMIB	GMWBL
December 31, 2016
Separate account value	$30,838.9	$534.0	$9,806.7	$13,311.4
Net amount at risk, net of reinsurance	$5,503.9	$13.5	$—	$—
Weighted average attained age	71	73	—	—

December 31, 2015
Separate account value	$33,321.3	$593.5	$11,338.1	$13,811.4
Net amount at risk, net of reinsurance	$6,073.6	$17.2	$—	$—
Weighted average attained age	70	72	—	—

The aggregate fair value of equity securities, including mutual funds, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2016 and 2015 was $30.8 billion and $33.3 billion, respectively.

8.    Reinsurance

The Company has reinsurance treaties with 14 unaffiliated reinsurers covering a portion of the mortality risks and guaranteed death and living benefits under its life and annuity contracts. The Company, as cedant, also has reinsurance treaties with three affiliates, SLD, SLDI and RRII, related to funding agreements, fixed annuities, variable annuities and universal life insurance policies. In addition, the Company assumed reinsurance risk under reinsurance treaties with its affiliate, ReliaStar Life Insurance Company ("RLI") related to certain life insurance policies and employee benefit group annual term policies. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements. Furthermore, the Company has an agreement with SLD which is accounted for using the deposit method. For additional information regarding these transactions with affiliates, see the Related Party Transactions Note for further detail.

Deposits, premiums receivable and reinsurance recoverable was comprised of the following as of the dates indicated:

	December 31,
	2016	2015
Reserves ceded and claims recoverable (1)	$6,805.2	$5,041.5
Deposits (1)	157.8	155.3
Funds withheld by ceding companies (1)	431.5	449.1
Premiums receivable, net	23.0	—
Total	$7,417.5	$5,645.9
(1) Includes amounts with affiliates - refer to the Related Party Transactions Note for further detail.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the effect of reinsurance on Premiums for the periods indicated:

	December 31,
	2016	2015	2014
Premiums:
Direct premiums	$731.8	$482.7	$634.2
Reinsurance assumed (1)	436.1	428.5	407.7
Reinsurance ceded (1)	(671.4)	(405.4)	(504.1)
Net premiums	$496.5	$505.8	$537.8
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

On June 9, 2016 the Company declared an ordinary dividend in the amount of $373.0, which was paid to its Parent on June 27, 2016. On May 20, 2015, the Company paid an ordinary dividend in the amount of $394.0 to its Parent.

During the year ended December 31, 2016, the Company did not pay any extraordinary distributions to its Parent. During the year ended December 31, 2015, the Company paid an extraordinary distribution in the amount of $98.0 to its Parent.

During the years ended December 31, 2016, and 2015, the Company did not receive any capital contributions from its Parent.

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

Statutory net income (loss) was $232.4, $553.3 and $335.6, for the years ended December 31, 2016, 2015 and 2014, respectively. Statutory capital and surplus was $1.9 billion and $2.1 billion as of December 31, 2016 and 2015, respectively .

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

10.     Accumulated Other Comprehensive Income (Loss)

Shareholder's equity included the following components of AOCI as of the dates indicated:

	December 31,
	2016	2015	2014
Fixed maturities, net of OTTI	$760.8	$406.8	$1,388.5
Equity securities, available-for-sale	3.5	3.8	3.6
Derivatives	10.3	11.8	7.6
DAC/VOBA, Sales inducements and other intangibles adjustments on available-for-sale securities	(371.6)	(181.3)	(714.0)
Other	(35.4)	(35.9)	(35.5)
Unrealized capital gains (losses), before tax	367.6	205.2	650.2
Deferred income tax asset (liability)	56.9	113.7	(42.0)
Unrealized capital gains (losses), after tax	424.5	318.9	608.2
Pension and other postretirement benefits liability, net of tax	0.6	0.7	0.8
AOCI	$425.1	$319.6	$609.0

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Statements of Operations, were as follows for the periods indicated:

	Year Ended December 31, 2016
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$354.9		$(124.1)	$230.8
Equity securities	(0.3)		0.1	(0.2)
Other	0.5		(0.2)	0.3
OTTI	9.0		(3.2)	5.8
Adjustments for amounts recognized in Net realized capital gains (losses) in the Statements of Operations	(9.9)		3.5	(6.4)
DAC/VOBA, Sales inducements and other intangibles	(190.3)	(1)	66.6	(123.7)
Change in unrealized gains/losses on available-for-sale securities	163.9		(57.3)	106.6

Derivatives:
Derivatives	(1.5)	(2)	0.5	(1.0)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Statements of Operations	—		—	—
Change in unrealized gains/losses on derivatives	(1.5)		0.5	(1.0)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Statements of Operations	(0.1)	(3)	—	(0.1)
Change in pension and other postretirement benefits liability	(0.1)		—	(0.1)
Change in Other comprehensive income (loss)	$162.3		$(56.8)	$105.5
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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2015
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,025.8)		$359.0	$(666.8)
Equity securities	0.2		(0.1)	0.1
Other	(0.4)		0.1	(0.3)
OTTI	6.6		(2.3)	4.3
Adjustments for amounts recognized in Net realized capital gains (losses) in the Statements of Operations	37.5		(13.1)	24.4
DAC/VOBA, Sales inducements and other intangibles	532.7	(1)	(186.4)	346.3
Change in unrealized gains/losses on available-for-sale securities	(449.2)		157.2	(292.0)

Derivatives:
Derivatives	4.2	(2)	(1.5)	2.7
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Statements of Operations	—		—	—
Change in unrealized gains/losses on derivatives	4.2		(1.5)	2.7

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Statements of Operations	(0.2)	(3)	0.1	(0.1)
Change in pension and other postretirement benefits liability	(0.2)		0.1	(0.1)
Change in Other comprehensive income (loss)	$(445.2)		$155.8	$(289.4)
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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2014
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$538.0		$(188.4)	$349.6
Equity securities	1.3		(0.5)	0.8
Other	(0.2)		0.1	(0.1)
OTTI	16.7		(5.8)	10.9
Adjustments for amounts recognized in Net realized capital gains (losses) in the Statements of Operations	6.3		(2.2)	4.1
DAC/VOBA, Sales inducements and other intangibles	(372.5)	(1)	130.4	(242.1)
Change in unrealized gains/losses on available-for-sale securities	189.6		(66.4)	123.2

Derivatives:
Derivatives	7.2	(2)	(2.5)	4.7
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Statements of Operations	—		—	—
Change in unrealized gains/losses on derivatives	7.2		(2.5)	4.7

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Statements of Operations	(0.2)	(3)	0.1	(0.1)
Change in pension and other postretirement benefits liability	(0.2)		0.1	(0.1)
Change in Other comprehensive income (loss)	$196.6		$(68.8)	$127.8
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Financial Statements for additional information.
(3) See the Benefit Plans Note to these Financial Statements for amounts reported in Net Periodic (Benefit) Costs.

11.    Income Taxes

Income tax expense (benefit) consisted of the following for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Current tax expense (benefit):
Federal	$67.0	$(68.5)	$69.9
Total current tax expense (benefit)	67.0	(68.5)	69.9
Deferred tax expense (benefit):
Federal	48.9	14.6	27.4
Total deferred tax expense (benefit)	48.9	14.6	27.4
Total income tax expense (benefit)	$115.9	$(53.9)	$97.3

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Income taxes were different from the amount computed by applying the federal income tax rate to Income (loss) before income taxes for the following reasons for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Income (loss) before income taxes	$135.2	$(79.0)	$72.4
Tax rate	35.0%	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	47.3	(27.7)	25.3
Tax effect of:
Dividends received deduction	(68.3)	(76.3)	(58.6)
Valuation allowance	136.1	47.7	125.8
Audit settlements	(2.2)	—	2.8
Tax credits	1.7	2.3	2.0
Non-deductible expense (benefit)	1.3	0.1	0.2
Other	—	—	(0.2)
Income tax expense (benefit)	$115.9	$(53.9)	$97.3
Effective tax rate	85.7%	68.2%	134.4%

Temporary Differences

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of the dates indicated, are presented below.

	Year Ended December 31,
	2016	2015
Deferred tax assets
Insurance reserves	$767.5	$759.0
Investments	817.9	867.9
Compensation and benefits	22.9	21.7
Other assets	22.0	21.6
Total gross assets before valuation allowance	1,630.3	1,670.2
Less: Valuation allowance	733.5	597.4
Assets, net of valuation allowance	896.8	1,072.8

Deferred tax liabilities
Deferred policy acquisition costs	(662.9)	(842.7)
Net unrealized investment (gains) losses	(244.7)	(135.3)
Total gross liabilities	(907.6)	(978.0)
Net deferred income tax asset (liability)	$(10.8)	$94.8

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2016 and 2015, the Company had total valuation allowances of $733.5 and $597.4, respectively. As of December 31, 2016 and 2015, $919.2 and $783.1, respectively, of these valuation allowances were allocated to continuing operations, and $(185.7) as of the end of each period was allocated to Other comprehensive income (loss) related to realized and unrealized capital losses.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the years ended December 31, 2016, 2015 and 2014, the increases in the valuation allowance were $136.1, $47.7 and $125.8, respectively, all of which were allocated to continuing operations.

Tax Sharing Agreement

The Company had a receivable from Voya Financial, Inc. of $4.1 as of December 31, 2016 and a payable to Voya Financial, Inc. of $27.6 as of December 31, 2015, for federal income taxes under the intercompany tax sharing agreement.

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

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits for the periods indicated are as follows:

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of period	$5.5	$5.5	$2.7
Additions for tax positions related to prior years	—	—	2.8
Reductions for tax positions related to prior years	(2.3)	—	—
Reductions for settlements with taxing authorities	(1.3)	—	—
Balance at end of period	$1.9	$5.5	$5.5

The Company had $1.9, $5.5 and $5.5, respectively, of unrecognized tax benefits as of December 31, 2016, 2015 and 2014, which would affect the Company's effective tax rate if recognized.

Interest and Penalties

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in current income taxes and income tax expense on the Balance Sheets and Statement of Operations, respectively. The Company had no accrued interest as of December 31, 2016 and 2015.

Tax Regulatory Matters

During 2016, the Internal Revenue Service ("IRS") completed its examination of Voya Financial, Inc.'s consolidated return (including the Company) through tax year 2015. The audit settlements did not have a material impact on the Company. Voya Financial, Inc. (including the Company) is currently under audit by the IRS, and it is expected that the examination of tax year 2016 may be finalized within the next twelve months. Voya Financial, Inc. (including the Company) and the IRS have agreed to participate in the Compliance Assurance Process for the tax years 2016 and 2017.

The Company does not expect any material changes in the amount of the unrecognized tax benefit of $1.9 within the next twelve months. The timing of a payment (if any) associated with the unrecognized tax benefit cannot be reliably estimated.

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

The costs allocated to the Company for its employees' participation in the Retirement Plan were $2.1, $1.7 and $2.1, for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in Operating expenses in the Statements of Operations.

Defined Contribution Plan

Voya Services Company sponsors the Voya Savings Plan and ESOP (the "Savings Plan"). Substantially all employees of Voya Services Company and its affiliates (excluding certain employees) are eligible to participate, including the Company's employees other than Company agents. The Savings Plan is a tax qualified defined contribution and stock bonus plan, which includes an employee stock ownership plan component. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pretax basis. Voya Services Company matches such pre-tax contributions, up to a maximum of 6.0% of eligible compensation, subject to IRS limits. Matching contributions are subject to a 4-year graded vesting schedule. Contributions made to the Savings Plan are subject to certain limits imposed by applicable law. The costs allocated to the Company for the Savings Plan were $3.2, $3.0 and $3.3, for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in Operating expenses in the Statements of Operations.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Obligations and Funded Status

The following table summarizes the benefit obligations for the SERPs as of December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Change in benefit obligation:
Benefit obligation, January 1	$21.6	$23.5
Interest cost	1.0	1.0
Benefits paid	(1.3)	(1.7)
Actuarial (gains) losses on obligation	1.1	(1.2)
Benefit obligation, December 31	$22.4	$21.6

Amounts recognized on the Balance Sheets in Other liabilities and in AOCI were as follows as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Accrued benefit cost	$(22.4)	$(21.6)
Accumulated other comprehensive income (loss):
Prior service cost (credit)	(0.1)	(0.1)
Net amount recognized	$(22.5)	$(21.7)

Assumptions

The weighted-average assumptions used in the measurement of the December 31, 2016 and 2015, benefit obligation for the SERPs were as follows:

	2016	2015
Discount rate	4.55%	4.81%
Rate of compensation increase	4.00%	4.00%

In determining the discount rate assumption, the Company utilizes current market information provided by its plan actuaries, including a discounted cash flow analysis of the Company's pension obligation and general movements in the current market environment. The discount rate modeling process involves selecting a portfolio of high quality, noncallable bonds that will match the cash flows of the SERP. Based upon all available information, it was determined that 4.55% was the appropriate discount rate as of December 31, 2016, to calculate the Company's accrued benefit liability.

The weighted-average assumptions used in calculating the net pension cost were as follows:

	2016	2015	2014
Discount rate	4.81%	4.36%	4.95%
Rate of compensation increase	4.00%	4.00%	4.00%

Since the benefit plans of the Company are unfunded, an assumption for return on plan assets is not required.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net Periodic Benefit Costs

Net periodic benefit costs for the SERPs were as follows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Interest cost	$1.0	$1.0	$1.0
Amortization of prior service cost (credit)	—	—	—
Net (gain) loss recognition	1.1	(1.2)	3.9
Net periodic (benefit) cost	$2.1	$(0.2)	$4.9

Cash Flows

In 2017, the Company is expected to contribute $1.2 to the SERPs. Future expected benefit payments related to the SERPs for the years ended December 31, 2017 through 2021, and thereafter through 2026, are estimated to be $1.2, $1.2, $1.4, $1.3, $1.3 and $6.9, respectively.

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

The Company was allocated compensation expense from Voya Financial, Inc. and ING Group of $12.0, $12.0 and $14.4, for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company recognized tax benefits of $4.9, $5.6 and $5.1 in December 31, 2016, 2015 and 2014, respectively. Excess tax benefits are recognized in Additional paid-in capital and are accounted for in a single pool available to all share-based compensation awards. Excess tax benefits in Additional paid-in capital are not recognized until the benefits result in a reduction in taxes payable. The Company uses tax law ordering when determining when excess tax benefits have been realized.

Other Benefit Plans

In addition to providing retirement plan benefits, the Company, in conjunction with Voya Services Company, provides certain supplemental retirement benefits to eligible employees and health care and life insurance benefits to retired employees and other eligible dependents. The supplemental retirement plan includes a non-qualified defined benefit pension plan and a non-qualified defined contribution plan, which means all benefits are payable from the general assets of the Company. The postretirement health care plan is contributory, with retiree contribution levels adjusted annually and the Company subsidizes a portion of the monthly per-participant premium. Beginning August 1, 2009, the Company moved from self-insuring its supplemental health care costs and began to use a private-fee-for-service Medicare Advantage program for post-Medicare eligible retired participants. In addition, effective October 1, 2009, the Company no longer subsidizes medical premium costs for early retirees. This change does not impact any participant currently retired and receiving coverage under the plan or any employee who is eligible for coverage under the plan and whose employment ended before October 1, 2009. The Company continues to offer access to medical coverage until retirees become eligible for Medicare. The life insurance plan provides a flat amount of noncontributory coverage and optional contributory coverage. The Voya Financial, Inc. Deferred Compensation Savings Plan is a non-qualified deferred compensation plan that includes a 401(k) excess component. The benefits charges allocated to the Company related to all of these plans for the years ended December 31, 2016, 2015 and 2014, were $3.5, $3.5 and $3.6, respectively.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

13.    Commitments and Contingencies

Leases

The Company leases its office space and certain equipment under operating leases, the longest term of which expires in 2017.

For the years ended December 31, 2016, 2015 and 2014, rent expense for leases was $6.1, $5.4 and $7.1, respectively. The future net minimum payment under non-cancellable leases for the year ended December 31, 2017 is estimated to be $5.3 and none thereafter. Lease expenses not paid directly by the Company were paid for by an affiliate and allocated to the Company.

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of December 31, 2016 and 2015, the Company had off-balance sheet commitments to acquire mortgage loans of $261.3 and $323.6, respectively, and purchase limited partnerships and private placement investments of $366.2 and $285.9, respectively.

Federal Home Loan Bank Funding

The Company is a member of the FHLB of Des Moines and is required to pledge collateral to back funding agreements issued to the FHLB. As of December 31, 2016 and 2015, the Company had $200.1 and $950.4, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB. These non-putable funding agreements are included in Future policy benefits and contract owner account balances on the Balance Sheets. As of December 31, 2016 and 2015, assets with a market value of $235.7 and $1,096.0, respectively, collateralized the funding agreements to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Balance Sheets.

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

	December 31,
	2016	2015
Fixed maturity collateral pledged to FHLB(1)	$235.7	$1,096.0
FHLB restricted stock(2)	18.0	48.0
Other fixed maturities-state deposits	10.5	11.5
Securities pledged(3)	748.2	672.4
Total restricted assets	$1,012.4	$1,827.9
(1) Included in Fixed maturities, available-for-sale, at fair value on the Balance Sheets.
(2) Included in Other investments on the Balance Sheets.
(3) Includes the fair value of loaned securities of $270.9 and $147.9 as of December 31, 2016 and 2015, respectively. In addition, as of December 31, 2016 and 2015, the Company delivered securities as collateral of $477.3 and $524.5, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2016, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, is not material to the Company.

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

14.     Related Party Transactions

Operating Agreements

The Company has certain agreements whereby it generates revenues and incurs expenses with affiliated entities. The agreements are as follows:

•
Underwriting and distribution agreement with Directed Services LLC ("DSL") (successor by merger to Directed Services, Inc.), an affiliated broker-dealer, whereby DSL serves as the principal underwriter for variable insurance products issued by the Company. DSL is authorized to enter into agreements with broker-dealers to distribute the Company's variable

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

products and appoint representatives of the broker-dealers as agents. For the years ended December 31, 2016, 2015 and 2014, commissions were incurred in the amounts of $172.9, $198.3 and $217.0, respectively.

•
Asset management agreement with Voya Investment Management LLC ("VIM"), an affiliate, in which VIM provides asset management, administration and accounting services for VIAC's general account. The Company records a fee, which is paid quarterly, based on the value of the assets under management. For the years ended December 31, 2016, 2015 and 2014, expenses were incurred in the amounts of $56.7, $52.8 and $48.1, respectively.

•
Intercompany agreement with DSL pursuant to which DSL agreed, effective January 1, 2010, to pay the Company, on a monthly basis, a portion of the revenues DSL earns as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company's variable insurance products. For the years ended December 31, 2016, 2015 and 2014, revenue under the DSL intercompany agreement was $116.5, $115.5 and $139.9, respectively.

•
Intercompany agreement with VIM pursuant to which VIM agreed, effective January 1, 2010, to pay the Company, on a monthly basis, a portion of the revenues VIM earns as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company's variable insurance products. For the years ended December 31, 2016, 2015 and 2014, revenue under the VIM intercompany agreement was $41.8, $44.3 and $41.8, respectively.

•
Services agreements with Voya Services Company dated September 1, 2000 and January 1, 2001, respectively, for administrative, management, financial, information technology and finance and treasury services. For the years ended December 31, 2016, 2015 and 2014, expenses were incurred in the amounts of $133.3, $135.2 and $106.9, respectively. Effective October 1, 2010, the services agreement with Voya Services Company dated January 1, 2001, was amended in order for the Company to provide Voya Services Company with use of the corporate office facility at 5780 Powers Ferry Road, N.W., Atlanta, GA (the "Atlanta Office") in exchange for Voya Services Company's payment of the Company's direct and indirect costs for the Atlanta Office.

•
Amended and Restated Services agreement between the Company and its U.S. insurance company affiliates and other affiliates dated as of April 1, 2015, for administrative, management, professional, advisory, consulting and other services. For the years ended December 31, 2016, 2015 and 2014, expenses related to the agreements were incurred in the amount of $19.3, $15.0 and $13.2, respectively.

•
Administrative Services Agreement between the Company, ReliaStar Life Insurance Company of New York ("RLNY"), an affiliate and other U.S. insurance company affiliates dated March 1, 2003, amended effective August 1, 2004, in which the Company and affiliates provide services to RLNY. For the years ended December 31, 2016, 2015 and 2014, revenue related to the agreement was $2.5, $2.2 and $2.3, respectively.

•
Variable annuity and fixed insurance products issued by the Company are sold by Voya Financial Advisors, Inc. ("VFA"), an affiliate of the Company.  For the years ended December 31, 2016, 2015 and 2014 commission expenses incurred by the Company were $9.5, $10.6 and $10.9, respectively.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Reinsurance Agreements

Reinsurance Ceded

As of December 31, 2016 and 2015, total reserves ceded to affiliates were $6,750.8 and $5,019.9, respectively. For the years ended December 31, 2016, 2015 and 2014, premiums ceded to affiliates were $670.2, $404.5 and $502.5, respectively.

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

As of December 31, 2016 and 2015, the value of the funds withheld liability under this agreement was $154.9 and $170.6, respectively, which is included in Funds held under reinsurance treaties with affiliates on the Balance Sheets. In addition, as of December 31, 2016 and 2015, the Company had an embedded derivative under this agreement with a value of $(2.1) and $(5.6), respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Balance Sheets. As of December 31, 2016 and 2015, reserves ceded by the Company under this agreement were $183.9 and $203.6, respectively.

Guaranteed Living Benefit - Coinsurance and Coinsurance Funds Withheld

Prior to July 1, 2016, the Company had an amended and restated automatic reinsurance agreement with an affiliate, SLDI, on a combined coinsurance and coinsurance funds withheld basis, covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts issued by the Company on or after January 1, 2000. Also, prior to July 1, 2016, the Company had a services agreement with SLDI, under which the Company provided certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement. Additionally, prior to July 1, 2016, the Company and SLDI had an asset management services agreement, under which SLDI served as asset manager for the funds withheld account. SLDI retained its affiliate, VIM, as sub-advisor for the funds withheld account.

Effective July 1, 2016, SLDI acquired RRII, a Missouri life reinsurance captive, from its affiliate, ReliaStar Life Insurance Company and also effective July 1, 2016, RRII redomesticated from the State of Missouri to the State of Arizona. Effective July 1, 2016, the Company, SLDI and RRII entered into release, consent and novation agreements pursuant to which RRII assumed the variable annuity guaranteed living benefits previously reinsured to SLDI under the automatic reinsurance agreement; the services agreement from SLDI under which the Company provides certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the automatic reinsurance agreement; and SLDI's obligation to serve as asset manager for the funds withheld account under the asset management services agreement.

For the years ended December 31, 2016, 2015 and 2014, revenue related to the aforementioned services agreement was $9.6, $10.9, and $12.3, respectively.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The impacts of these agreements on the Balance Sheets as of the dates indicated are as follows:

	December 31,
($ in millions)	2016	2015
Assets on deposit in trust	$6,504.5	$6,632.1
Funds withheld liability(1)	6,356.8	6,616.3
Embedded derivative(1)	147.6	15.8
Reserves ceded(2)	6,545.9	4,795.7
Deferred loss(3)	269.1	283.3
(1) Included in Funds held under reinsurance treaties with affiliates on the Balance Sheets.
(2) Included in Deposits, premiums receivable and reinsurance recoverable on the Balance Sheets.
(3) Included in Other assets on the Balance Sheets.

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

The coinsurance agreement was accounted for using the deposit method. As such, $2.7 billion of Deposit receivable from affiliate was established on the Balance Sheets. On September 25, 2015, the Company recaptured, via a commutation agreement, the multi-year guaranteed fixed annuity contracts ceded under the coinsurance agreement. Under the terms of the agreement, which was effective July 1, 2015, the Company received net assets in the amount of $618.7 in satisfaction of the deposit receivable balance and recognized a pre-tax loss of $4.2 in 2015. The Company incurred amortization expense of the negative ceding commission of $3.2 and $6.6 for the years ended December 31, 2015 and 2014, respectively, which is recorded in Other expense in the Statements of Operations.

Universal Life - Coinsurance

Effective January 1, 2000, the Company entered into a 100% coinsurance agreement with its affiliate, SLD, covering certain universal life policies which had been issued and in force as of, as well as any such policies issued after, the effective date of the agreement. As of December 31, 2016 and 2015, reserves ceded by the Company under this agreement were $21.0 and $20.6, respectively.

Guaranteed Investment Contract - Coinsurance

Effective August 20, 1999, the Company entered into a Facultative Coinsurance Agreement with its affiliate, SLD. Under the terms of the agreement, the Company facultatively cedes, from time to time, certain guaranteed investment contracts and funding agreements to SLD on a 100% coinsurance basis. The Company utilizes this reinsurance facility primarily for diversification and asset-liability management purposes in connection with this business. The coinsurance agreement is accounted for using the deposit method. As of December 31, 2016 and 2015, the deposit receivable was $157.8 and $155.3, respectively.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Reinsurance Assumed

As of December 31, 2016 and 2015, total reserves assumed from affiliates were $418.7 and $438.7, respectively. For the years ended December 31, 2016, 2015 and 2014, premiums assumed from affiliates were $436.1, $428.5 and $407.7, respectively.

Level Premium Term Life Insurance - Stop-loss

Effective January 1, 2012, the Company entered into a stop-loss agreement with RLI, which was amended and restated April 1, 2012, under which the Company agreed to indemnify RLI, and RLI agreed to reinsure with the Company, the aggregate mortality risk under the combined blocks of level premium term life insurance policies issued by RLI between January 1, 2009 and December 31, 2009 and also between January 1, 2012 and December 31, 2012. This coverage included certain level premium term life insurance policies assumed by RLI from RLNY under an Automatic Coinsurance Agreement effective March 1, 2008. Under the terms of the agreement, the Company will make benefit payments to RLI equal to the amount of claims in excess of the attachment point (equal to a percentage of net reinsurance premium) up to the maximum fully covered benefit. The stop-loss agreement is accounted for using the deposit method. A fee receivable from affiliate of $0.4 as of December 31, 2016 and 2015 is included in Other liabilities on the Balance Sheets. The fee is accrued and subsequently settled in cash each quarterly accounting period.

Group Annual Term - Coinsurance Funds Withheld

Effective December 31, 2008, the Company entered into a coinsurance funds withheld agreement with RLI for an indefinite duration. Under the terms of the agreement, the Company assumed 100% quota share of RLI's net retained liability under certain Employee Benefits Group Annual Term policies, including disability waiver of premium.

The initial premium of $219.9 was equal to the aggregate reserve assumed by the Company. Thereafter, premiums are equal to the total earned gross premiums collected by RLI from policyholders. RLI will retain all reinsurance premiums payable to the Company as funds withheld, as security for ceded liabilities and against which ceded losses will be offset. Monthly, the Company will receive or pay a net settlement. This agreement was amended and restated October 1, 2010 to better reflect the current investment environment and to modify the treatment of claims under certain policies under which claims are not paid in the form of a single lump sum; the underlying terms described above remained unchanged. (Please see also description of "Waiver of Premium Coinsurance Funds Withheld" agreement between the Company and SLDI under "Reinsurance Ceded" above). As of December 31, 2016 and 2015, reserves assumed by the Company under this agreement were $418.7 and $438.7, respectively.

As of December 31, 2016 and 2015, the value of the funds withheld by ceding companies under this agreement was $437.4 and $464.8, respectively, which is included in Deposits, premiums receivable and reinsurance recoverable on the Balance Sheets. In addition, as of December 31, 2016 and 2015, the Company had an embedded derivative under this agreement with a value of $(5.9) and $(15.6), respectively.

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with Voya Financial, Inc., an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in January 2004, and based upon its renewal on January 14, 2014, expires on January 14, 2024, either party can borrow from the other up to 3.0% of the Company's statutory net admitted assets, excluding Separate Accounts, as of the preceding December 31. For the years ended December 31, 2016, 2015 and 2014, interest on any borrowing by either the Company or Voya Financial, Inc. was charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

Under this agreement, the Company incurred minimal interest expense for the years ended December 31, 2016 and 2015. The Company did not incur interest expense for the year ended December 31, 2014. The Company earned interest income of $0.7, $0.7 and $0.2 for the years ended December 31, 2016, 2015 and 2014, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, in the Statements of Operations. As of December 31, 2016 and 2015, the Company did not have any outstanding receivable/payable with Voya Financial, Inc. under the reciprocal loan agreement.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Long-Term Debt with Affiliates

The Company issued a 30-year surplus note in the principal amount of $35.0 on December 8, 1999, to its affiliate, SLD, which matures on December 7, 2029. Interest is charged at an annual rate of 7.98%. Payment of the note and related accrued interest is subordinate to payments due to contract owners and claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders. Any payment of principal and/or interest made is subject to the prior approval of the Iowa Insurance Commissioner. Interest expense was $2.8 for the years ended December 31, 2016, 2015 and 2014.

On December 29, 2004, the Company issued surplus notes in the aggregate principal amount of $400.0 (the "Notes"), scheduled to mature on December 29, 2034, to its affiliates, Voya Retirement Insurance and Annuity Company, RLI and SLDI. The Notes bear interest at a rate of 6.26% per year. Any payment of principal and/or interest is subject to the prior approval of the Iowa Insurance Commissioner. Interest expense was $25.4 for the years ended December 31, 2016, 2015 and 2014.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making its assessment, management has used the criteria set forth in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, the Company has maintained effective internal control over financial reporting as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

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
The Company has designated Michael S. Smith, Director, as its Board Financial Expert, pursuant to the requirements of Section 407 of the Sarbanes-Oxley Act of 2002.  Because the Company is not subject to the requirements of Exchange Act Rule 10A-3, it does not have any outside directors sitting on its board.

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

Item 13.    Certain Relationships, Related Transactions and Director Independence

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14.    Principal Accounting Fees and Services
(Dollar amounts in millions, unless otherwise stated)

In 2016 and 2015, Ernst & Young LLP ("Ernst & Young") served as the principal external auditing firm for Voya Financial, Inc., including Voya Insurance and Annuity Company ("VIAC" or the "Company", as appropriate). Voya Financial, Inc. subsidiaries, including VIAC, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary. Ernst & Young fees allocated to the Company along with a description of the services rendered by Ernst & Young to the Company are detailed below for the periods indicated.

	Year Ended December 31,
	2016		2015
Audit fees	$2.0		$2.1
Audit-related fees	0.7		1.0
Tax fees	—	*	—	*
All other fees	—	*	—	*
	$2.7		$3.1
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

Tax Fees

There were minimal tax fees allocated to VIAC in 2016 and 2015.  Tax fees allocated to VIAC were primarily for tax compliance.  These services consisted of tax compliance, including the review of tax disclosures and proper completion of tax forms, assistance with questions regarding tax audits and tax planning and advisory services related to common forms of domestic taxation (i.e., income tax and capital tax).

All Other Fees

There were minimal fees allocated to VIAC in 2016 and 2015 under the category "All other fees."  Other fees allocated to VIAC under this category typically include fees paid for products and services other than the audit fees, audit-related fees and tax fees described above and consist primarily of advisory services.

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

In 2016, 2015 and 2014, 100% of each of the audit, audit-related services, tax services and all other services provided to the Company were pre-approved by the audit committee of Voya Financial, Inc.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

a.	The following documents are filed as part of this report:

1.	Financial statements. See Item 8. on page 88.

2.	Financial statement schedules. See Index to Financial Statement Schedules on page 174.

3.	Exhibits. See Exhibit Index on page 179.

173

Report of Independent Registered Public Accounting Firm

The Board of Directors
Voya Insurance and Annuity Company

We have audited the financial statements of Voya Insurance and Annuity Company as of December 31, 2016 and 2015, and for each of the three years in the period ended December 31, 2016, and have issued our report thereon dated March 16, 2017 (included elsewhere in this Annual Report (Form 10-K)). Our audits also included the financial statement schedules, listed in Item 15.a. of this Annual Report (Form 10-K). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these schedules based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 16, 2017

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Schedule I

Summary of Investments - Other than Investments in Affiliates
As of December 31, 2016
(In millions)

Type of Investments	Cost	Fair Value	Amount Shown on Balance Sheets
Fixed maturities
U.S. Treasuries	$946.4	$982.9	$982.9
U.S. Government agencies and authorities	29.4	33.0	33.0
State, municipalities and political subdivisions	500.1	497.4	497.4
U.S. corporate public securities	9,992.8	10,444.7	10,444.7
U.S. corporate private securities	2,753.6	2,777.6	2,777.6
Foreign corporate public securities and foreign governments (1)	2,620.2	2,689.1	2,689.1
Foreign corporate private securities (1)	2,734.6	2,815.4	2,815.4
Residential mortgage-backed securities	1,647.0	1,749.7	1,749.7
Commercial mortgage-backed securities	951.2	957.1	957.1
Other asset-backed securities	317.8	322.6	322.6
Total fixed maturities, including securities pledged to creditors	22,493.1	23,269.5	23,269.5
Equity securities, available-for-sale	15.2	18.7	18.7
Mortgage loans on real estate	3,881.5	3,940.3	3,881.5
Policy loans	74.7	74.7	74.7
Other investments	18.6	18.6	18.6
Derivatives	412.5	978.8	978.8
Limited partnerships/corporations	227.4	227.4	227.4
Short-term investments	429.7	429.7	429.7
Total investments	$27,552.7	$28,957.7	$28,898.9
(1) Primarily U.S. dollar denominated.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Schedule IV

Reinsurance
Years Ended December 31, 2016, 2015 and 2014
(In millions)

	Gross		Ceded		Assumed	Net	Percentage of Assumed to Net
Year Ended December 31, 2016
Life insurance in force	$3,004.4		$928.3		$189,723.0	$191,799.1	98.9%
Premiums:
Life insurance	12.0		32.0		436.1	416.1	104.8%
Accident and health insurance	0.1		0.1		—	—	—%
Annuities	719.7		639.3		—	80.4	—%
Total premiums	$731.8		$671.4		$436.1	$496.5	87.8%

Year Ended December 31, 2015
Life insurance in force	$3,367.4		$999.2		$184,690.0	$187,058.2	98.7%
Premiums:
Life insurance	12.4		30.1		428.5	410.8	104.3%
Accident and health insurance	0.1		0.1		—	—	—%
Annuities	470.2		375.2		—	95.0	—%
Total premiums	$482.7		$405.4		$428.5	$505.8	84.7%

Year Ended December 31, 2014
Life insurance in force	$3,709.8		$1,056.6		$170,970.2	$173,623.4	98.5%
Premiums:
Life insurance	13.8		33.1		407.7	388.4	105.0%
Accident and health insurance	—	*	—	*	—	—	—%
Annuities	620.4		471.0		—	149.4	—%
Total premiums	$634.2		$504.1		$407.7	$537.8	75.8%
* Less than $0.1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2017	Voya Insurance and Annuity Company
(Date)	(Registrant)

	By: /s/	David P. Wiland
David P. Wiland Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 16, 2017.

	Signatures	Title

/s/	Rodney O. Martin, Jr.	Chairman and Director
Rodney O. Martin, Jr.

/s/	Alain M. Karaoglan	Director
Alain M. Karaoglan

/s/	Charles P. Nelson	Director
Charles P. Nelson

/s/	Chetlur S. Ragavan	Director
Chetlur S. Ragavan

/s/	Michael S. Smith	Director
Michael S. Smith

/s/	Carolyn M. Johnson	Director and President
Carolyn M. Johnson

/s/	C. Landon Cobb, Jr.	Senior Vice President and
	C. Landon Cobb, Jr.	Chief Accounting Officer

/s/	David P. Wiland	Senior Vice President and
	David P. Wiland	Chief Financial Officer

Voya Insurance and Annuity Company (the "Company")
Form 10-K for Fiscal Year Ended December 31, 2016

Exhibit Index
Exhibit Number	Description of Exhibit
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

10.3
Services Agreement between Golden American and the affiliated companies listed in Exhibit B to that Agreement, dated as of January 1, 2001, as amended effective January 1, 2002, incorporated by reference from Exhibit 10.A (k) to ING USA Annuity and Life Insurance Company's Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

10.4
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

10.6
Tax Sharing Agreement between Golden American, ING America Insurance Holdings, Inc. and affiliated companies, effective January 1, 2001, incorporated by reference from Exhibit 10.A (j) to ING USA Annuity and Life Insurance Company's Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

Exhibit Index
Exhibit Number	Description of Exhibit
10.7
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

10.9
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

10.15
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

10.20
Amendment Number 2006-1, dated as of September 11, 2006, to the Services Agreement between ING USA Annuity and Life Insurance Company and ING North America Insurance Corporation, incorporated by reference from Exhibit 10. to ING USA Annuity and Life Insurance Company's Form 10-Q filed with the SEC on November 14, 2006 (File No. 001-32625).

Exhibit Index
Exhibit Number	Description of Exhibit
10.21
Amendment Number 2007-1 to Services Agreement, dated as of December 31, 2007, between ING USA and the affiliated companies listed on Exhibit B to the Agreement, incorporated by reference from Exhibit 10.26 to ING USA Annuity and Life Insurance Company's Form 10-K filed with the SEC on March 28, 2008 (File No. 001-32625).

10.22
Amendment Number 2008-1 to Services Agreement, effective October 1, 2008, among ING USA Annuity and Life Insurance Company and the affiliated companies listed on Exhibit B to the Agreement, incorporated by reference from Exhibit 10.28 to ING USA Annuity and Life Insurance Company's Form 10-K filed with the SEC on March 31, 2009 (File No. 001-32625).

10.23
Amendment Number 4, effective January 1, 2009, to Investment Advisory Agreement, between ING USA Annuity and Life Insurance Company and ING Investment Management LLC, incorporated by reference from Exhibit 10.29 to ING USA Annuity and Life Insurance Company's Form 10-K 2009 filed with the SEC on March 31, 2010 (File No. 001-032625).

10.24
Third Amendment to Lease, effective February 11, 2010, between ING USA Annuity and Life Insurance Company and Lexington Lion Dunwoody, L.P., incorporated by reference from Exhibit 10 to ING USA Annuity and Life Insurance Company's Form 10-Q filed on May 14, 2010 (File No. 001-032625).

10.25
Amendment 2010-1 to Services Agreement, dated as of October 1, 2010, between ING USA Annuity and Life Insurance Company and ING North America Insurance Corporation, incorporated by reference from Exhibit 10.33 to ING USA Annuity and Life Insurance Company's Form 10-K filed on March 30, 2011 (File No. 001-32625).

10.26
Intercompany Agreement, effective January 1, 2010, between ING USA Annuity and Life Insurance Company and Directed Services LLC, incorporated by reference from Exhibit 10.35 to ING USA Annuity and Life Insurance Company's Form 10-K filed on March 30, 2011 (File No. 001-32625).

10.27
Federal Tax Sharing Agreement, effective January 1, 2013, between lNG U.S., Inc. and each of its undersigned Subsidiaries, including lNG USA Annuity and Life Insurance Company, incorporated by reference from Exhibit 10.1 to ING USA Annuity and Life Insurance Company's Form 10-Q filed on May 14, 2013 (File No. 001-32625).

10.28
First Amendment to Lease Agreement, dated as of October 2, 2000, between The Graham Group, Inc. and Equitable Life Insurance Company of Iowa, as subsumed by lNG USA Annuity and Life Insurance Company pursuant to the January 1, 2004 merger, incorporated by reference from Exhibit 10.2 to lNG USA Annuity and Life Insurance Company's Form 10-Q filed on May 14, 2013 (File No. 001-32625).

10.29
Second Amendment to Lease Agreement, dated as of February 4, 2002, between The Graham Group, Inc. and Equitable Life Insurance Company of Iowa, as subsumed by ING USA Annuity and Life Insurance Company pursuant to the January 1, 2004 merger, incorporated by reference from Exhibit 10.3 to ING USA Annuity and Life Insurance Company's Form 1 0-Q filed on May 14, 2013 (File No. 001-32625).

10.30
Reciprocal Loan Agreement, effective January 14, 2014 between ING USA Annuity and Life Insurance Company and ING America Insurance Holdings, Inc., incorporated by reference from Exhibit 10 to ING USA Annuity and Life Insurance Company's Form 10-Q filed on May 13, 2014 (File No. 001-32625).

10.31
Fourth Amendment to Lease, made May 31, 2012, between ING USA Annuity and Life Insurance Company and Lexington Lion Dunwoody, L.P., incorporated by reference from Exhibit 10 to ING USA Annuity and Life Insurance Company's Form 10-Q filed on August 10, 2012 (File No. 001-32625).

10.32
Commutation Agreement, made effective on July 1, 2015, by and between Voya Insurance and Annuity Company and Security Life of Denver Insurance Company, incorporated by reference from Exhibit 10.34 to Voya Insurance and Annuity Company's Form 10-K filed on March 18, 2016 (File No. 001-32625).

10.33
Amended and Restated Services Agreement, made as of April 1, 2015, between Voya Insurance and Annuity Company, the affiliated insurance companies and certain other affiliated companies specified in Exhibit B of the Agreement, incorporated by reference from Exhibit 10 to Voya Insurance and Annuity Company's Form 10-Q filed on May 12, 2016 (File No. 001-32625).

10.34+	Lease agreement, made and entered into as of February 24, 2017 between Voya Services Company and Employers Mutual Casualty Company.
14.
ING Code of Ethics for Financial Professionals, incorporated by reference from Exhibit 14 to ING USA Annuity and Life Insurance Company's Form 10-K filed with the SEC on March 29, 2004 (File No. 033-87270).

23.1+	Consent of Ernst & Young LLP

Exhibit Index
Exhibit Number	Description of Exhibit
31.1+	Certificate of David P. Wiland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Carolyn M. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of David P. Wiland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Carolyn M. Johnson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document [1]
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

[1]Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2016 and 2015; (ii) Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iv) Statements of Changes in Shareholder's Equity for the years ended December 31, 2016, 2015 and 2014; (v) Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to the Financial Statements.

Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of Voya Insurance and Annuity Company.

+ Filed herewith.

