Form 10-Q
period 2017-03-31
VOYA INSURANCE & ANNUITY Co
filed 2017-05-10
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of May 8, 2017, 250,000 shares of Common Stock, $10 par value, were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended March 31, 2017

As used in this Quarterly Report on Form 10-Q, "VIAC," the "Company," "we," "our" and "us" refer to Voya Insurance and Annuity Company.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations, including those relating to insurance regulatory reform initiatives applicable to captive reinsurance entities and those made pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act or the U.S. Department of Labor's final rules and exemptions pertaining to the fiduciary status of providers of investment advice; and (x) changes in the policies of governments and/or regulatory authorities. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" in the Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-32625) (the "Annual Report on Form 10-K") and "Risk Factors," in this Quarterly Report on Form 10-Q.

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
Condensed Balance Sheets
March 31, 2017 (Unaudited) and December 31, 2016
(In millions, except share and per share data)

	March 31, 2017	December 31, 2016
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $20,737.3 as of 2017 and $21,123.0 as of 2016)	$21,593.8	$21,873.8
Fixed maturities, at fair value using the fair value option	640.3	647.5
Equity securities, available-for-sale, at fair value (cost of $20.5 as of 2017 and $15.2 as of 2016)	25.1	18.7
Short-term investments	131.9	429.7
Mortgage loans on real estate, net of valuation allowance of $1.1 as of 2017 and $1.0 as of 2016	3,999.6	3,881.5
Policy loans	72.4	74.7
Limited partnerships/corporations	241.2	227.4
Derivatives	923.4	978.8
Other investments	14.6	18.6
Securities pledged (amortized cost of $849.8 as of 2017 and $722.6 as of 2016)	886.7	748.2
Total investments	28,529.0	28,898.9
Cash and cash equivalents	879.3	763.5
Short-term investments under securities loan agreements, including collateral delivered	210.1	187.3
Accrued investment income	242.4	232.4
Deposits, premiums receivable and reinsurance recoverable	7,085.8	7,417.5
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	1,945.5	2,028.6
Short-term loans to affiliate	263.1	—
Due from affiliates	90.9	31.7
Current income tax recoverable from Parent	—	4.1
Other assets	296.1	303.6
Assets held in separate accounts	30,334.6	30,933.7
Total assets	$69,876.8	$70,801.3

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Balance Sheets
March 31, 2017 (Unaudited) and December 31, 2016
(In millions, except share and per share data)

	March 31, 2017	December 31, 2016
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$28,478.8	$28,941.6
Payable for securities purchased	102.0	15.5
Payables under securities loan agreements, including collateral held	904.3	865.2
Long-term debt	435.0	435.0
Due to affiliates	122.4	44.1
Funds held under reinsurance treaties with affiliates	6,278.0	6,657.3
Derivatives	193.3	179.4
Current income tax payable to Parent	88.7	—
Deferred income taxes	43.1	10.8
Other liabilities	185.4	150.0
Liabilities related to separate accounts	30,334.6	30,933.7
Total liabilities	67,165.6	68,232.6

Commitments and Contingencies (Note 9)

Shareholder's equity:
Common stock (250,000 shares authorized, issued and outstanding as of 2017 and 2016; $10 par value per share)	2.5	2.5
Additional paid-in capital	4,448.9	4,448.8
Accumulated other comprehensive income (loss)	466.7	425.1
Retained earnings (deficit)	(2,206.9)	(2,307.7)
Total shareholder's equity	2,711.2	2,568.7
Total liabilities and shareholder's equity	$69,876.8	$70,801.3

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Operations
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2017	2016
Revenues:
Net investment income	$336.8	$326.4
Fee income	146.5	153.7
Premiums	112.6	119.1
Net realized capital gains (losses):
Total other-than-temporary impairments	(1.5)	(2.1)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	0.3	0.5
Net other-than-temporary impairments recognized in earnings	(1.8)	(2.6)
Other net realized capital gains (losses)	(413.7)	101.3
Total net realized capital gains (losses)	(415.5)	98.7
Other revenue	3.0	4.9
Total revenues	183.4	702.8
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	(196.7)	785.4
Operating expenses	110.5	120.6
Net amortization of Deferred policy acquisition costs and Value of business acquired	55.3	(213.7)
Interest expense	7.0	7.0
Other expense	9.8	4.4
Total benefits and expenses	(14.1)	703.7
Income (loss) before income taxes	197.5	(0.9)
Income tax expense (benefit)	96.7	(0.3)
Net income (loss)	$100.8	$(0.6)

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Comprehensive Income
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$100.8	$(0.6)
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	59.2	237.1
Other-than-temporary impairments	4.8	1.3
Pension and other postretirement benefits liability	(0.1)	(0.1)
Other comprehensive income (loss), before tax	63.9	238.3
Income tax expense (benefit) related to items of other comprehensive income (loss)	22.3	58.8
Other comprehensive income (loss), after tax	41.6	179.5
Comprehensive income (loss)	$142.4	$178.9

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Changes in Shareholder’s Equity
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2017	$2.5	$4,448.8	$425.1	$(2,307.7)	$2,568.7
Comprehensive income (loss):
Net income (loss)	—	—	—	100.8	100.8
Other comprehensive income (loss), after tax	—	—	41.6	—	41.6
Total comprehensive income (loss)					142.4
Employee related benefits	—	0.1	—	—	0.1
Balance as of March 31, 2017	$2.5	$4,448.9	$466.7	$(2,206.9)	$2,711.2

Balance as of January 1, 2016	$2.5	$4,821.2	$319.6	$(2,327.0)	$2,816.3
Comprehensive income (loss):
Net income (loss)	—	—	—	(0.6)	(0.6)
Other comprehensive income (loss), after tax	—	—	179.5	—	179.5
Total comprehensive income (loss)					178.9
Employee related benefits	—	0.1	—	—	0.1
Balance as of March 31, 2016	$2.5	$4,821.3	$499.1	$(2,327.6)	$2,995.3

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2017	2016
Net cash (used in) provided by operating activities	$190.2	$179.0
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	1,565.5	1,117.4
Equity securities, available-for-sale	0.3	—
Mortgage loans on real estate	97.6	116.4
Limited partnerships/corporations	7.3	6.0
Acquisition of:
Fixed maturities	(1,104.1)	(1,563.7)
Equity securities, available-for-sale	(5.5)	—
Mortgage loans on real estate	(215.8)	(395.5)
Limited partnerships/corporations	(15.3)	(16.6)
Derivatives, net	(404.7)	(226.8)
Short-term investments, net	297.8	128.0
Policy loans, net	2.3	1.7
Collateral received (delivered), net	16.3	487.1
Short-term loans to affiliates, net	(263.1)	(215.0)
Other investments, net	4.0	—
Other, net	—	(1.1)
Net cash used in investing activities	(17.4)	(562.1)
Cash Flows from Financing Activities:
Deposits received for investment contracts	602.1	754.6
Maturities and withdrawals from investment contracts	(816.9)	(556.9)
Receipts (settlements) on deposit contracts	157.8	(0.5)
Net cash (used in) provided by financing activities	(57.0)	197.2
Net increase (decrease) in cash and cash equivalents	115.8	(185.9)
Cash and cash equivalents, beginning of period	763.5	646.5
Cash and cash equivalents, end of period	$879.3	$460.6
Non-cash investing and financing activities:
Securities received from affiliate under reinsurance agreements	$174.3	$61.5

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

The Company has one operating segment.

Basis of Presentation

The accompanying Condensed Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and are unaudited. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Condensed Financial Statements and the reported amounts of revenues and expenses during the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates.

The accompanying Condensed Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2017, and its results of operations, comprehensive income, changes in shareholder's equity and statements of cash flows for the three months ended March 31, 2017 and 2016, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2016 Balance Sheet is from the audited Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Therefore, these unaudited Condensed Financial Statements should be read in conjunction with the audited Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Adoption of New Pronouncements

Share-Based Compensation
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, “Compensation-Stock Compensation (ASC Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies the accounting for share-based payment award transactions with respect to:

•	The income tax consequences of awards,

•	The impact of forfeitures on the recognition of expense for awards,

•	Classification of awards as either equity or liabilities, and

•	Classification on the statement of cash flows.

The provisions of ASU 2016-09 were adopted by the Company on January 1, 2017 using the transition method prescribed for each applicable provision:

•
On a prospective basis, all excess tax benefits and tax deficiencies related to share-based compensation will be reported in Net income (loss), rather than Additional paid-in capital.  Prior year excess tax benefits will remain in Additional paid-in capital.

•
The Company elected to retrospectively adopt the requirement to present cash inflows related to excess tax benefits as operating activities; however, there was no reclassification impact of Share-based compensation cash flows from financing activities to operating activities in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016.

The adoption of the remaining provisions of ASU 2016-09 had no effect on the Company's financial condition, results of operations, or cash flows.

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

The provisions of ASU 2016-06 were adopted by the Company on January 1, 2017 using a modified retrospective approach. The adoption had no effect on the Company's financial condition, results of operations, or cash flows.

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

The Company adopted the provisions of ASU 2015-02 on January 1, 2016 using a modified retrospective approach. The adoption had no effect on the Company's financial condition or results of operations, but impacted disclosures only. Investments in limited partnerships previously accounted for as VOEs became VIEs under the new guidance as the limited partners do not hold substantive kick-out rights or participating rights. See Variable Interest Entities section of the Investments Note to these Condensed Financial Statements for additional information.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Future Adoption of Accounting Pronouncements

Debt Securities
In March 2017, the FASB issued ASU 2017-08, "Receivables-Nonrefundable Fees and Other Costs (ASC Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities" ("ASU 2017-08"), which shortens the amortization period for certain callable debt securities held at a premium by requiring the premium to be amortized to the earliest call date.

The provisions of ASU 2017-08 are effective for fiscal years beginning after December 15, 2018, including interim periods, with early adoption permitted. Initial adoption of ASU 2017-08 is required to be reported using a modified retrospective approach. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2017-08.

Derecognition of Nonfinancial Assets
In February 2017, the FASB issued ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (ASC Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance & Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”), which requires entities to apply certain recognition and measurement principles in ASU 2014-09, “Revenue from Contracts with Customers (ASC Topic 606)” (see Revenue from Contracts with Customers below) when they derecognize nonfinancial assets and in substance nonfinancial assets through sale or transfer, and the counterparty is not a customer.

The provisions of ASU 2017-05 are effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted, using either a retrospective or modified retrospective method. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2017-05.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of March 31, 2017:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$871.2	$45.9	$6.2	$—	$910.9	$—
U.S. Government agencies and authorities	29.2	4.1	—	—	33.3	—
State, municipalities and political subdivisions	532.1	10.2	9.0	—	533.3	—
U.S. corporate public securities	9,771.6	531.0	44.2	—	10,258.4	—
U.S. corporate private securities	2,835.1	84.7	35.8	—	2,884.0	—
Foreign corporate public securities and foreign governments(1)	2,657.0	116.8	14.1	—	2,759.7	—
Foreign corporate private securities(1)	2,747.0	112.6	13.1	—	2,846.5	—

Residential mortgage-backed securities:
Agency	1,330.3	57.6	12.4	9.7	1,385.2	—
Non-Agency	282.9	42.7	2.0	4.2	327.8	10.3
Total Residential mortgage-backed securities	1,613.2	100.3	14.4	13.9	1,713.0	10.3
Commercial mortgage-backed securities	831.9	12.0	7.1	—	836.8	—
Other asset-backed securities	339.1	8.0	2.2	—	344.9	0.2

Total fixed maturities, including securities pledged	22,227.4	1,025.6	146.1	13.9	23,120.8	10.5
Less: Securities pledged	849.8	39.6	2.7	—	886.7	—
Total fixed maturities	21,377.6	986.0	143.4	13.9	22,234.1	10.5
Equity securities	20.5	4.6	—	—	25.1	—
Total fixed maturities and equity securities investments	$21,398.1	$990.6	$143.4	$13.9	$22,259.2	$10.5
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
(4) Amount excludes $123.0 of net unrealized gains on impaired available-for-sale securities.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Available-for-sale and FVO fixed maturities and equity securities were as follows as of December 31, 2016:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$946.4	$45.0	$8.5	$—	$982.9	$—
U.S. Government agencies and authorities	29.4	3.6	—	—	33.0	—
State, municipalities and political subdivisions	500.1	8.3	11.0	—	497.4	—
U.S. corporate public securities	9,992.8	509.9	58.0	—	10,444.7	4.0
U.S. corporate private securities	2,753.6	73.4	49.4	—	2,777.6	—
Foreign corporate public securities and foreign governments(1)	2,620.2	99.5	30.6	—	2,689.1	—
Foreign corporate private securities(1)	2,734.6	103.9	23.1	—	2,815.4	—

Residential mortgage-backed securities:
Agency	1,375.6	61.5	13.2	11.0	1,434.9	—
Non-Agency	271.4	41.1	2.3	4.6	314.8	11.0
Total Residential mortgage-backed securities	1,647.0	102.6	15.5	15.6	1,749.7	11.0
Commercial mortgage-backed securities	951.2	14.0	8.1	—	957.1	—
Other asset-backed securities	317.8	7.8	3.0	—	322.6	0.3

Total fixed maturities, including securities pledged	22,493.1	968.0	207.2	15.6	23,269.5	15.3
Less: Securities pledged	722.6	29.2	3.6	—	748.2	—
Total fixed maturities	21,770.5	938.8	203.6	15.6	22,521.3	15.3
Equity securities	15.2	3.5	—	—	18.7	—
Total fixed maturities and equity securities investments	$21,785.7	$942.3	$203.6	$15.6	$22,540.0	$15.3
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2017, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$897.4	$903.3
After one year through five years	4,799.3	5,013.5
After five years through ten years	7,709.2	7,867.3
After ten years	6,037.3	6,442.0
Mortgage-backed securities	2,445.1	2,549.8
Other asset-backed securities	339.1	344.9
Fixed maturities, including securities pledged	$22,227.4	$23,120.8

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of March 31, 2017 and December 31, 2016, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s Total shareholder’s equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
March 31, 2017
Communications	$1,113.8	$87.0	$3.5	$1,197.3
Financial	2,854.1	125.4	7.3	2,972.2
Industrial and other companies	8,712.9	373.5	49.6	9,036.8
Energy	1,724.7	90.0	15.6	1,799.1
Utilities	2,669.2	129.8	22.9	2,776.1
Transportation	556.8	25.7	4.0	578.5
Total	$17,631.5	$831.4	$102.9	$18,360.0

December 31, 2016
Communications	$1,070.3	$83.7	$4.4	$1,149.6
Financial	2,917.6	115.6	18.2	3,015.0
Industrial and other companies	8,692.2	342.7	70.7	8,964.2
Energy	1,809.2	85.5	20.5	1,874.2
Utilities	2,642.1	125.4	32.8	2,734.7
Transportation	600.3	24.2	5.9	618.6
Total	$17,731.7	$777.1	$152.5	$18,356.3

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of March 31, 2017 and December 31, 2016, approximately 53.1% and 53.8%, respectively, of the Company’s CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions through a lending agent for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of March 31, 2017 and December 31, 2016, the fair value of loaned securities was $287.7 and $270.9, respectively, and is included in Securities pledged on the Condensed Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of March 31, 2017 and December 31, 2016, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $143.2 and $111.0, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Balance Sheets. As of March 31, 2017 and December 31, 2016, liabilities to return collateral of $143.2 and $111.0, respectively, are included in Payables under securities loan agreements, including collateral held on the Condensed Balance Sheets.

During the first quarter of 2016 under an amendment to the securities lending program, the Company began accepting non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected in the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of March 31, 2017 and December 31, 2016, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $153.9 and $168.2, respectively.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	March 31, 2017 (1)(2)	December 31, 2016 (1)(2)
U.S. Treasuries	$80.4	$62.4
U.S. corporate public securities	152.2	174.3
Foreign corporate public securities and foreign governments	64.5	42.5
Payables under securities loan agreements	$297.1	$279.2
(1) As of March 31, 2017 and December 31, 2016, borrowings under securities lending transactions include cash collateral of $143.2 and $111.0, respectively.
(2) As of March 31, 2017 and December 31, 2016, borrowings under securities lending transactions include non-cash collateral of $153.9 and $168.2, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits for any of its investments in VIEs. The Company did not provide any non-contractual financial support and its carrying value represents the Company's exposure to loss. The carrying value of the investments in VIEs was $241.2 and $227.4 as of March 31, 2017 and December 31, 2016, respectively; these investments are included in Limited partnerships/corporations on the Condensed Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Statements of Operations.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of March 31, 2017:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$279.9	$6.2	$2.1	$—	*	$—	$—	$282.0	$6.2
State, municipalities and political subdivisions	198.5	5.5	32.8	2.2		11.9	1.3	243.2	9.0
U.S. corporate public securities	1,432.7	31.6	82.1	4.7		138.9	7.9	1,653.7	44.2
U.S. corporate private securities	520.1	16.2	46.4	4.6		105.1	15.0	671.6	35.8
Foreign corporate public securities and foreign governments	265.4	4.3	27.5	1.4		106.7	8.4	399.6	14.1
Foreign corporate private securities	280.5	7.6	52.3	4.4		25.2	1.1	358.0	13.1
Residential mortgage-backed	317.2	8.5	37.2	1.7		65.3	4.2	419.7	14.4
Commercial mortgage-backed	299.2	7.0	—	—		10.7	0.1	309.9	7.1
Other asset-backed	40.8	0.3	—	—		49.6	1.9	90.4	2.2
Total	$3,634.3	$87.2	$280.4	$19.0		$513.4	$39.9	$4,428.1	$146.1
* Less than $ 0.1

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

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 92.8% and 90.5% of the average book value as of March 31, 2017 and December 31, 2016, respectively.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
March 31, 2017
Six months or less below amortized cost	$3,742.6	$2.6	$89.4	$0.8	731	6
More than six months and twelve months or less below amortized cost	383.2	—	24.9	—	96	—
More than twelve months below amortized cost	424.1	21.7	24.5	6.5	145	6
Total	$4,549.9	$24.3	$138.8	$7.3	972	12

December 31, 2016
Six months or less below amortized cost	$5,318.4	$18.5	$147.7	$4.2	955	8
More than six months and twelve months or less below amortized cost	260.5	12.6	15.5	4.0	59	3
More than twelve months below amortized cost	429.5	22.1	29.2	6.6	141	6
Total	$6,008.4	$53.2	$192.4	$14.8	1,155	17

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses			Number of Securities
	< 20%	> 20%		< 20%	> 20%		< 20%	> 20%
March 31, 2017
U.S. Treasuries	$288.2	$—		$6.2	$—		7	—
State, municipalities and political subdivisions	252.2	—		9.0	—		162	—
U.S. corporate public securities	1,697.0	0.9		44.0	0.2		323	1
U.S. corporate private securities	686.7	20.7		29.7	6.1		87	2
Foreign corporate public securities and foreign governments	412.0	1.7		13.4	0.7		81	3
Foreign corporate private securities	371.1	—	*	13.1	—	*	49	2
Residential mortgage-backed	433.2	0.9		14.2	0.2		159	3
Commercial mortgage-backed	316.9	0.1		7.0	0.1		67	1
Other asset-backed	92.6	—		2.2	—		37	—
Total	$4,549.9	$24.3		$138.8	$7.3		972	12

December 31, 2016
U.S. Treasuries	$463.5	$—		$8.5	$—		11	—
State, municipalities and political subdivisions	292.0	—		11.0	—		185	—
U.S. corporate public securities	2,172.6	12.2		55.0	3.0		374	3
U.S. corporate private securities	995.5	34.2		40.3	9.1		114	3
Foreign corporate public securities and foreign governments	597.8	4.2		29.6	1.0		126	3
Foreign corporate private securities	552.4	—	*	23.1	—	*	61	2
Residential mortgage-backed	478.4	—	*	15.5	—	*	172	3
Commercial mortgage-backed	313.7	2.6		6.4	1.7		66	3
Other asset-backed	142.5	—		3.0	—		46	—
Total	$6,008.4	$53.2		$192.4	$14.8		1,155	17
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of March 31, 2017, the Company did not have any new commercial mortgage loan troubled debt restructuring and had one new private placement troubled debt restructuring with a pre-modification and post-modification carrying value of $10.6. As of December 31, 2016, the Company had no new troubled debt restructurings for commercial mortgage loans or private placement bonds.

As of March 31, 2017 and December 31, 2016, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company’s investment in mortgage loans as of the dates indicated:

	March 31, 2017			December 31, 2016
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$—	$4,000.7	$4,000.7	$—	$3,882.5	$3,882.5
Collective valuation allowance for losses	N/A	(1.1)	(1.1)	N/A	(1.0)	(1.0)
Total net commercial mortgage loans	$—	$3,999.6	$3,999.6	$—	$3,881.5	$3,881.5
N/A - Not Applicable

There were no impairments taken on the mortgage loan portfolio for the three months ended March 31, 2017 and 2016.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	March 31, 2017	December 31, 2016
Collective valuation allowance for losses, balance at January 1	$1.0	$1.0
Addition to (reduction of) allowance for losses	0.1	—
Collective valuation allowance for losses, end of period	$1.1	$1.0

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of March 31, 2017 and December 31, 2016, the Company did not have any impaired loans with allowances for losses.

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of March 31, 2017 and December 31, 2016.

There were no loans 30 days or less in arrears, with respect to principal and interest as of March 31, 2017 and December 31, 2016.

Commercial loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. Factors considered may include loss of major tenant, bankruptcy of borrower or major tenant, decreased property cash flow, number of days past due, or various other circumstances. Based on an assessment as to the collectability of the principal, a determination is made to either apply against the book value or apply according to the contractual terms of the loan. Funds recovered in excess of book value would then be applied to recover expenses, impairments, and then interest. Accrual of interest resumes after factors resulting in doubts about collectability have improved.

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Impaired loans, average investment during the period (amortized cost) (1)	$—	$1.8
Interest income recognized on impaired loans, on an accrual basis (1)	—	—
Interest income recognized on impaired loans, on a cash basis (1)	—	—
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	—
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

The following table presents the LTV ratios as of the dates indicated:

	March 31, 2017(1)	December 31, 2016(1)
Loan-to-Value Ratio:
0% - 50%	$457.0	$428.7
> 50% - 60%	1,031.0	1,010.8
> 60% - 70%	2,173.5	2,104.1
> 70% - 80%	331.6	334.7
> 80% and above	7.6	4.2
Total Commercial mortgage loans	$4,000.7	$3,882.5
(1) Balances do not include collective valuation allowance for losses.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the DSC ratios as of the dates indicated:

	March 31, 2017(1)	December 31, 2016(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$3,201.0	$3,013.6
> 1.25x - 1.5x	394.5	438.9
> 1.0x - 1.25x	262.3	308.2
Less than 1.0x	90.9	77.2
Commercial mortgage loans secured by land or construction loans	52.0	44.6
Total Commercial mortgage loans	$4,000.7	$3,882.5
(1) Balances do not include collective valuation allowance for losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	March 31, 2017(1)		December 31, 2016(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$872.1	21.8%	$887.6	22.9%
South Atlantic	1,011.8	25.3%	979.4	25.2%
Middle Atlantic	540.3	13.5%	494.5	12.7%
West South Central	489.9	12.2%	466.2	12.0%
Mountain	398.9	10.0%	378.5	9.7%
East North Central	412.3	10.3%	400.2	10.3%
New England	61.0	1.5%	64.1	1.7%
West North Central	142.7	3.6%	140.0	3.6%
East South Central	71.7	1.8%	72.0	1.9%
Total Commercial mortgage loans	$4,000.7	100.0%	$3,882.5	100.0%
(1) Balances do not include collective valuation allowance for losses.

	March 31, 2017(1)		December 31, 2016(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$1,168.1	29.2%	$1,144.7	29.5%
Industrial	1,006.8	25.2%	988.2	25.5%
Apartments	854.8	21.4%	832.3	21.4%
Office	719.5	18.0%	668.4	17.2%
Hotel/Motel	86.0	2.1%	82.9	2.1%
Mixed Use	31.5	0.8%	31.1	0.8%
Other	134.0	3.3%	134.9	3.5%
Total Commercial mortgage loans	$4,000.7	100.0%	$3,882.5	100.0%
(1) Balances do not include collective valuation allowance for losses.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	March 31, 2017 (1)	December 31, 2016 (1)
Year of Origination:
2017	$203.8	$—
2016	961.1	959.3
2015	793.7	795.5
2014	554.4	553.6
2013	595.5	600.5
2012	158.6	169.1
2011 and prior	733.6	804.5
Total Commercial mortgage loans	$4,000.7	$3,882.5
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

The following table identifies the Company’s credit-related and intent-related impairments included in the Condensed Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended March 31,
	2017			2016
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$—		—	$0.2	1
Foreign corporate public securities and foreign governments(1)	—		—	1.8	1
Residential mortgage-backed	0.3		13	0.6	18
Commercial mortgage-backed	1.5		3	—	—
Other asset-backed	—	*	1	—	—
Total	$1.8		17	$2.6	20
(1) Primarily U.S. dollar denominated.
*Less than $0.1.

The above table includes $0.3 and $0.8 of write-downs related to credit impairments for the three months ended March 31, 2017 and 2016, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Statements of Operations. The remaining $1.5 and $1.8 in write-downs for the three months ended March 31, 2017 and 2016 , respectively, are related to intent impairments.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended March 31,
	2017			2016
	Impairment		No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$—		—	$—		—
Foreign corporate public securities and foreign governments(1)	—		—	1.8		1
Residential mortgage-backed	—	*	1	—	*	2
Commercial mortgage-backed	1.5		3	—		—
Other asset-backed	—		—	—		—
Total	$1.5		4	$1.8		3
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

The following table identifies the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Balance at January 1	$20.2	$27.2
Additional credit impairments:
On securities previously impaired	0.2	0.8
Reductions:
Increase in cash flows	0.1	0.1
Securities sold, matured, prepaid or paid down	4.5	1.0
Balance at March 31	$15.8	$26.9

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Fixed maturities	$280.6	$299.7
Equity securities, available-for-sale	7.9	0.6
Mortgage loans on real estate	43.9	39.6
Policy loans	0.7	1.4
Short-term investments and cash equivalents	0.6	0.2
Other	18.1	(0.5)
Gross investment income	351.8	341.0
Less: Investment expenses	15.0	14.6
Net investment income	$336.8	$326.4

As of March 31, 2017 and December 31, 2016, the Company had $2.3 and $6.3 of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Fixed maturities, available-for-sale, including securities pledged	$(9.7)	$(2.8)
Fixed maturities, at fair value option	(39.1)	(12.6)
Equity securities, available-for-sale	0.1	—
Derivatives	(462.1)	144.5
Embedded derivatives - fixed maturities	(1.7)	0.7
Guaranteed benefit derivatives	97.0	(31.2)
Other investments	—	0.1
Net realized capital gains (losses)	$(415.5)	$98.7
After-tax net realized capital gains (losses)	$(270.1)	$64.1

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Proceeds on sales	$1,113.6	$759.9
Gross gains	7.3	30.0
Gross losses	7.5	33.1

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

Total return swaps: The Company uses total return swaps as a hedge against a decrease in variable annuity account values, which are correlated to certain indices. Using total return swaps, the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of assets or a market index and the LIBOR rate, calculated by reference to an agreed upon notional principal amount. No cash is exchanged at the onset of the contracts. Cash is paid and received over the life of the contract based upon the terms of the swaps. The Company utilizes these contracts in non-qualifying hedging relationships.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Futures: Futures contracts are used to hedge against a decrease in certain equity indices. Such decreases may correlate to a decrease in variable annuity account values which would increase the possibility of the Company incurring an expense for guaranteed benefits in excess of account values. The Company also uses interest rate futures contracts to hedge its exposure to market risks due to changes in interest rates. The Company enters into exchange traded futures with regulated futures commissions that are members of the exchange. The Company also posts initial and variation margins, with the exchange, on a daily basis. The Company utilizes exchange-traded futures in non-qualifying hedging relationships. The Company may also use futures contracts as a hedge against an increase in certain equity indices. Such increases may result in increased payments to the holders of fixed index annuity ("FIA") contracts.

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

The Company's use of derivatives is limited mainly to economic hedging to reduce the Company's exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, exchange rate risk and equity market risk. It is the Company's policy not to offset amounts recognized for derivative instruments and amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement, which provides the Company with the legal right of offset. However, in accordance with the Chicago Mercantile Exchange ("CME") rule changes related to the variation margin payments, effective the first quarter of 2017, the Company is required to adjust the derivative balances with the variation margin payments related to our cleared derivatives executed through CME.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	March 31, 2017			December 31, 2016
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$18.2	$0.1	$—	$18.2	$0.3	$0.1
Foreign exchange contracts	138.0	4.0	5.8	161.6	13.1	3.7
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	28,810.0	443.2	86.7	38,839.9	530.2	112.5
Foreign exchange contracts	1,095.7	7.2	18.6	1,222.1	33.3	12.8
Equity contracts	28,673.4	468.0	79.0	28,042.9	399.3	50.1
Credit contracts	351.7	0.9	3.2	204.0	2.6	0.2
Embedded derivatives:
Within fixed maturity investments	N/A	13.9	—	N/A	15.6	—
Within products	N/A	—	3,453.3	N/A	—	3,500.0
Within reinsurance agreements	N/A	(3.6)	175.0	N/A	(5.9)	145.5
Total		$933.7	$3,821.6		$988.5	$3,824.9
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of March 31, 2017 and December 31, 2016. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	March 31, 2017
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$351.7	$0.9	$3.2
Equity contracts	21,178.4	454.7	78.5
Foreign exchange contracts	1,233.7	11.2	24.4
Interest rate contracts	26,024.3	443.2	86.3
		910.0	192.4
Counterparty netting(1)		(181.7)	(181.7)
Cash collateral netting(1)		(685.5)	(9.4)
Securities collateral netting(1)		(17.7)	(0.9)
Net receivables/payables		$25.1	$0.4
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Balance Sheets. As of March 31, 2017, the Company held $699.4 of net cash collateral and pledged $5.2 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2016, the Company held $654.8 and $23.0 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of March 31, 2017, the Company delivered $599.0 of securities and held $17.7 of securities as collateral. As of December 31, 2016, the Company delivered $477.3 of securities and held $52.1 of securities as collateral.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$0.1	$0.1
Foreign exchange contracts	8.2	0.2
Fair value hedges:
Interest rate contracts	—	(3.0)
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	(21.0)	364.6
Foreign exchange contracts	(19.2)	(22.1)
Equity contracts	(430.4)	(192.2)
Credit contracts	0.2	(3.1)
Embedded derivatives:
Within fixed maturity investments(2)	(1.7)	0.7
Within products(2)	97.0	(31.2)
Within reinsurance agreements(3)	(27.2)	(220.8)
Total	$(394.0)	$(106.8)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Statements of Operations. For the three months ended March 31, 2017 and 2016, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Statements of Operations.
(3) Changes in value are included in Interest credited and other benefits to contract owners/policyholders in the Condensed Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of March 31, 2017, the fair values of credit default swaps of $0.9 and $3.2 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Balance Sheets. As of December 31, 2016, the fair values of credit default swaps of $2.6 and $0.2 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Balance Sheets. As of March 31, 2017 and December 31, 2016, the maximum potential future net exposure to the Company was $194.0 in credit default swaps. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2017:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$902.1	$8.8	$—	$910.9
U.S. Government agencies and authorities	—	33.3	—	33.3
State, municipalities and political subdivisions	—	533.3	—	533.3
U.S. corporate public securities	—	10,218.4	40.0	10,258.4
U.S. corporate private securities	—	2,423.4	460.6	2,884.0
Foreign corporate public securities and foreign governments(1)	—	2,759.3	0.4	2,759.7
Foreign corporate private securities(1)	—	2,722.4	124.1	2,846.5
Residential mortgage-backed securities	—	1,691.6	21.4	1,713.0
Commercial mortgage-backed securities	—	822.7	14.1	836.8
Other asset-backed securities	—	317.2	27.7	344.9
Total fixed maturities, including securities pledged	902.1	21,530.4	688.3	23,120.8
Equity securities, available-for-sale	12.5	—	12.6	25.1
Derivatives:
Interest rate contracts	0.1	443.2	—	443.3
Foreign exchange contracts	—	11.2	—	11.2
Equity contracts	13.3	391.3	63.4	468.0
Credit contracts	—	0.9	—	0.9
Embedded derivative on reinsurance	—	(3.6)	—	(3.6)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,089.4	131.9	—	1,221.3
Assets held in separate accounts	30,334.6	—	—	30,334.6
Total assets	$32,352.0	$22,505.3	$764.3	$55,621.6
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$2,059.5	$2,059.5
GMAB/GMWB/GMWBL(2)	—	—	1,393.8	1,393.8
Other derivatives:
Interest rate contracts	0.4	86.3	—	86.7
Foreign exchange contracts	—	24.4	—	24.4
Equity contracts	0.4	76.5	2.1	79.0
Credit contracts	—	3.2	—	3.2
Embedded derivative on reinsurance	—	175.0	—	175.0
Total liabilities	$0.8	$365.4	$3,455.4	$3,821.6
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$974.1	$8.8	$—	$982.9
U.S. Government agencies and authorities	—	33.0	—	33.0
State, municipalities and political subdivisions	—	497.4	—	497.4
U.S. corporate public securities	—	10,434.5	10.2	10,444.7
U.S. corporate private securities	—	2,364.0	413.6	2,777.6
Foreign corporate public securities and foreign governments(1)	—	2,688.7	0.4	2,689.1
Foreign corporate private securities(1)	—	2,671.9	143.5	2,815.4
Residential mortgage-backed securities	—	1,727.2	22.5	1,749.7
Commercial mortgage-backed securities	—	949.4	7.7	957.1
Other asset-backed securities	—	291.9	30.7	322.6
Total fixed maturities, including securities pledged	974.1	21,666.8	628.6	23,269.5
Equity securities, available-for-sale	11.6	—	7.1	18.7
Derivatives:
Interest rate contracts	—	530.5	—	530.5
Foreign exchange contracts	—	46.4	—	46.4
Equity contracts	22.3	342.7	34.3	399.3
Credit contracts	—	2.6	—	2.6
Embedded derivative on reinsurance	—	(5.9)	—	(5.9)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,310.8	64.7	5.0	1,380.5
Assets held in separate accounts	30,933.7	—	—	30,933.7
Total assets	$33,252.5	$22,647.8	$675.0	$56,575.3
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$1,987.5	$1,987.5
GMAB/GMWB/GMWBL	—	—	1,512.5	1,512.5
Other derivatives:
Interest rate contracts	0.5	112.1	—	112.6
Foreign exchange contracts	—	16.5	—	16.5
Equity contracts	0.8	49.3	—	50.1
Credit contracts	—	0.2	—	0.2
Embedded derivative on reinsurance	—	145.5	—	145.5
Total liabilities	$1.3	$323.6	$3,500.0	$3,824.9
(1) Primarily U.S. dollar denominated.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Valuation of Financial Assets and Liabilities at Fair Value

Certain assets and liabilities are measured at estimated fair value on the Company’s Condensed Balance Sheets. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The exit price and the transaction (or entry) price will be the same at initial recognition in many circumstances. However, in certain cases, the transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to transfer a liability to a third-party with an equal credit standing. Fair value is required to be a market-based measurement that is determined based on a hypothetical transaction at the measurement date, from a market participant’s perspective. The Company considers three broad valuation approaches when a quoted price is unavailable: (i) the market approach, (ii) the income approach and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given the instrument being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation approaches and allows for the use of unobservable inputs to the extent that observable inputs are not available.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three months ended March 31, 2017 and 2016. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended March 31, 2017
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$10.2	$(0.1)	$(0.4)	$5.9	$—	$—	$—	$24.4	$—	$40.0	$(0.1)
U.S. corporate private securities	413.6	—	1.5	44.3	—	—	(0.9)	2.1	—	460.6	—
Foreign corporate public securities and foreign governments(1)	0.4	—	—	—	—	—	—	—	—	0.4	—
Foreign corporate private securities(1)	143.5	—	(1.3)	—	—	—	(18.1)	—	—	124.1	—
Residential mortgage-backed securities	22.5	(0.4)	(0.4)	—	—	—	(0.3)	—	—	21.4	(0.4)
Commercial mortgage-backed securities	7.7	(0.1)	(0.1)	7.8	—	—	(1.2)	—	—	14.1	(0.1)
Other asset-backed securities	30.7	0.1	(0.1)	9.7	—	—	(0.6)	1.6	(13.7)	27.7	0.1
Total fixed maturities, including securities pledged	628.6	(0.5)	(0.8)	67.7	—	—	(21.1)	28.1	(13.7)	688.3	(0.5)
Equity securities, available-for-sale	7.1	—	0.1	5.4	—	—	—	—	—	12.6	—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,987.5)	(59.0)	—	—	(54.1)	—	41.1	—	—	(2,059.5)	—
GMWB/GMAB/GMWBL(2)	(1,512.5)	156.0	—	—	(37.4)	—	0.1	—	—	(1,393.8)	—
Other derivatives, net	34.3	36.1	—	7.4	—	—	(20.2)	3.7	—	61.3	23.3
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	5.0	—	—	—	—	(5.0)	—	—	—	—	—
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three months ended March 31, 2017 and 2016, the transfers in and out of Level 3 for fixed maturities and other derivatives were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of March 31, 2017:

Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA
Long-term equity implied volatility	15% to 25%		15% to 25%		—
Interest rate implied volatility	0.1% to 19%		0.1% to 19%		—
Correlations between:
Equity Funds	-13% to 99%		-13% to 99%		—
Equity and Fixed Income Funds	-38% to 62%		-38% to 62%		—
Interest Rates and Equity Funds	-32% to 26%		-32% to 26%		—
Nonperformance risk	0.32% to 1.4%		0.32% to 1.4%		0.32% to 1.4%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—
Partial Withdrawals	—		0% to 3.4%		0% to 10%
Lapses	0.11% to 12.15%	(3)(4)	0.4% to 19.1%	(3)(4)	0% to 60%	(3)
Mortality	—	(5)	—	(5)	—	(5)

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of policies, approximately 40% are taking systematic withdrawals. The Company assumes that 85% of all policies will begin systematic withdrawals either immediately or after a delay period, with 100% utilizing at age 100. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money." The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of March 31, 2017 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)**
< 60	$1.8	$0.1	$1.9	9.8
60-69	5.4	0.3	5.7	4.7
70+	5.8	0.3	6.1	2.8
	$13.0	$0.7	$13.7	5.3
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
(4) The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period or at the shock lapse period and to whether they are "in the money" or "out of the money" as of March 31, 2017 (account value amounts are in $ billions). Lapse ranges are based on weighted average ranges of underlying account value exposure.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

		GMAB		GMWB/GMWBL
	Moneyness	Account Value	Lapse Range	Account Value		Lapse Range
During Surrender Charge Period
	In the Money**	$—	0.4% to 6.9%	$1.2		0.1% to 4.5%
	Out of the Money	—	1.6% to 7.6%	—	*	0.6% to 4.7%
Shock Lapse Period
	In the Money**	—	4.7% to 17.3%	2.8		2.3% to 11.6%
	Out of the Money	—	17.3% to 19.1%	0.1		11.6% to 12.2%
After Surrender Charge Period
	In the Money**	—	2.8% to 10.6%	9.0		1.4% to 6.7%
	Out of the Money	0.1	10.6% to 11.7%	1.0		6.7% to 7.0%
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
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, approximately 40% are taking systematic withdrawals. The Company assumes that 85% of all policies will begin systematic withdrawals either immediately or after a delay period, with 100% utilizing at age 100. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money." The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of December 31, 2016 (account value amounts are in $ billions).

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$23,120.8	$23,120.8	$23,269.5	$23,269.5
Equity securities, available-for-sale	25.1	25.1	18.7	18.7
Mortgage loans on real estate	3,999.6	4,028.3	3,881.5	3,940.3
Policy loans	72.4	72.4	74.7	74.7
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,221.3	1,221.3	1,380.5	1,380.5
Derivatives	923.4	923.4	978.8	978.8
Other investments	14.6	14.6	18.6	18.6
Deposits from affiliates	—	—	157.8	158.0
Short-term loans to affiliate	263.1	263.1	—	—
Embedded derivative on reinsurance	(3.6)	(3.6)	(5.9)	(5.9)
Assets held in separate accounts	30,334.6	30,334.6	30,933.7	30,933.7
Liabilities:
Investment contract liabilities:
Deferred annuities(1)	19,466.1	19,280.2	19,443.1	19,193.3
Funding agreements with fixed maturities	100.1	99.1	357.8	355.0
Supplementary contracts, immediate annuities and other	2,761.5	3,012.3	2,724.1	2,956.3
Derivatives:
Guaranteed benefit derivatives:
FIA	2,059.5	2,059.5	1,987.5	1,987.5
GMAB/GMWB/GMWBL	1,393.8	1,393.8	1,512.5	1,512.5
Other derivatives	193.3	193.3	179.4	179.4
Long-term debt	435.0	550.4	435.0	543.2
Embedded derivative on reinsurance	175.0	175.0	145.5	145.5
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

Funding agreements with fixed maturities: Fair value is estimated by discounting cash flows at rates that are risk-free rates plus an adjustment for nonperformance risk. These liabilities are classified as Level 2.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2017
	DAC	VOBA		Total
Balance as of January 1, 2017	$1,685.0	$30.7		$1,715.7
Deferrals of commissions and expenses	25.9	—		25.9
Amortization:
Amortization	(69.8)	(1.8)		(71.6)	(1)
Interest accrued	15.8	0.5	(2)	16.3
Net amortization included in the Condensed Statements of Operations	(54.0)	(1.3)		(55.3)
Change due to unrealized capital gains/losses on available-for-sale securities	(35.1)	(1.0)		(36.1)
Balance as of March 31, 2017	$1,621.8	$28.4		$1,650.2

	2016
	DAC	VOBA		Total
Balance as of January 1, 2016	$2,100.2	$44.6		$2,144.8
Deferrals of commissions and expenses	36.5	—		36.5
Amortization:
Amortization	193.3	(1.8)		191.5	(1)
Interest accrued	21.6	0.6	(2)	22.2
Net amortization included in the Condensed Statements of Operations	214.9	(1.2)		213.7
Change due to unrealized capital gains/losses on available-for-sale securities	(342.7)	(10.9)		(353.6)
Balance as of March 31, 2016	$2,008.9	$32.5		$2,041.4
(1) Includes DAC/VOBA unlocking of $45.9 and $11.1 for the three months ended March 31, 2017 and 2016, respectively. Additionally, includes loss recognition of $82.9 related to DAC and $0.4 related to VOBA for the three months ended March 31, 2016. DAC/VOBA unlocking includes the impacts of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking.
(2) Interest accrued at the following rates for VOBA: 3.8% to 5.8% during 2017 and 3.9% to 5.8% during 2016.

The Company had no loss recognition related to Sales inducements to contract owners for the three months ended March 31, 2017. Loss recognition related to Sales inducements to contract owners for the three months ended March 31, 2016 was $19.5.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	March 31,
	2017	2016
Fixed maturities, net of OTTI	$879.5	$1,098.9
Equity securities, available-for-sale	4.6	3.4
Derivatives	0.1	10.0
DAC/VOBA, Sales inducements and other intangibles adjustments on available-for-sale securities	(417.3)	(633.0)
Other	(35.3)	(35.7)
Unrealized capital gains (losses), before tax	431.6	443.6
Deferred income tax asset (liability)	34.6	54.9
Unrealized capital gains (losses), after tax	466.2	498.5
Pension and other postretirement benefits liability, net of tax	0.5	0.6
AOCI	$466.7	$499.1

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Statements of Operations, were as follows for the periods indicated:

	Three Months Ended March 31, 2017
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$104.0		$(36.4)	$67.6
Equity securities	1.2		(0.4)	0.8
Other	0.2		—	0.2
OTTI	4.8		(1.7)	3.1
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	9.7		(3.4)	6.3
DAC/VOBA, Sales inducements and other intangibles	(45.7)	(1)	16.0	(29.7)
Change in unrealized gains/losses on available-for-sale securities	74.2		(25.9)	48.3

Derivatives:
Derivatives	(10.2)	(2)	3.6	(6.6)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—	—
Change in unrealized gains/losses on derivatives	(10.2)		3.6	(6.6)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	(0.1)		—	(0.1)
Change in pension and other postretirement benefits liability	(0.1)		—	(0.1)
Change in Accumulated other comprehensive income (loss)	$63.9		$(22.3)	$41.6

(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Financial Statements for additional information.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2016
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$688.0		$(216.0)	(3)	$472.0
Equity securities	(0.4)		0.1		(0.3)
Other	0.2		(0.1)		0.1
OTTI	1.3		(0.5)		0.8
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	2.8		(1.0)		1.8
DAC/VOBA, Sales inducements and other intangibles	(451.7)	(1)	158.1		(293.6)
Change in unrealized gains/losses on available-for-sale securities	240.2		(59.4)		180.8

Derivatives:
Derivatives	(1.8)	(2)	0.6		(1.2)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—		—
Change in unrealized gains/losses on derivatives	(1.8)		0.6		(1.2)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	(0.1)		—		(0.1)
Change in pension and other postretirement benefits liability	(0.1)		—		(0.1)
Change in Accumulated other comprehensive income (loss)	$238.3		$(58.8)		$179.5
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Income Taxes

The Company's effective tax rate for the three months ended March 31, 2017 was 49.0%. The effective tax rate differed from the statutory rate of 35% due to an increase in the tax valuation allowance and the effect of the dividends received deduction ("DRD").

The Company's effective tax rate for the three months ended March 31, 2016 was 35.0%. The effective tax rate did not differ from the statutory rate of 35% due to the effect that certain amounts were allocated to other comprehensive income in accordance with the exception described in ASC 740-20-45-7.

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

Tax Regulatory Matters

During 2016, the Internal Revenue Service ("IRS") completed its examination of Voya Financial, Inc.'s consolidated return (including the Company) through tax year 2015. The audit settlements did not have a material impact on the Company. Voya Financial, Inc. (including the Company) is currently under audit by the IRS, and it is expected that the examination of tax year 2016 will be finalized within the next twelve months. Voya Financial, Inc. (including the Company) and the IRS have agreed to participate in the Compliance Assurance Process for the tax years 2016 and 2017.

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

Under this agreement, the Company did not incur interest expense for the three months ended March 31, 2017 and 2016. The Company earned $0.3 in interest income for the three months ended March 31, 2017 and earned $0.2 in interest income for the three months ended March 31, 2016. As of March 31, 2017, the Company had an outstanding receivable of $263.1 and no outstanding payable. As of December 31, 2016, the company did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement.

For information on the Company's additional financing agreements, see the Related Party Transactions Note in the Financial Statements in Part II, Item 8. in the Company's Annual Report on Form 10-K.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.    Commitments and Contingencies

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of March 31, 2017 and December 31, 2016, the Company had off-balance sheet commitments to acquire mortgage loans of $317.5 and $261.3, respectively, and purchase limited partnerships and private placement investments of $410.2 and $366.2, respectively.

Federal Home Loan Bank Funding

The Company is a member of the FHLB of Des Moines and is required to pledge collateral to back funding agreements issued to the FHLB. As of March 31, 2017 and December 31, 2016, the Company had $100.1 and $200.1, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB. These non-putable funding agreements are included in Future policy benefits and contract owner account balances on the Condensed Balance Sheets. As of March 31, 2017 and December 31, 2016, assets with a market value of $126.4 and $235.7, respectively, collateralized the funding agreements to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Balance Sheets.

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

	March 31, 2017	December 31, 2016
Fixed maturity collateral pledged to FHLB(1)	$126.4	$235.7
FHLB restricted stock(2)	14.0	18.0
Other fixed maturities-state deposits	10.6	10.5
Securities pledged(3)	886.7	748.2
Total restricted assets	$1,037.7	$1,012.4
(1) Included in Fixed Maturities, available-for-sale, at fair value on the Condensed Balance Sheets.
(2) Included in Other investments on the Condensed Balance Sheets.
(3) Includes the fair value of loaned securities of $287.7 and $270.9 as of March 31, 2017 and December 31, 2016, respectively. In addition, as of March 31, 2017 and December 31, 2016, the Company delivered securities as collateral of $599.0 and $477.3, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2017, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, is not material to the Company.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

10.    Related Party Transactions

Operating Agreements

For the three months ended March 31, 2017 and 2016, revenues with affiliated entities related to the operating agreements disclosed in the Related Party Transactions Note in the Financial Statements in Part II, Item 8. in the Company's Annual Report on Form 10-K were $37.3 and $35.1, respectively. For the three months ended March 31, 2017 and 2016, expenses with affiliated entities related to the aforementioned operating agreements were $96.7 and $96.8, respectively.

Reinsurance Agreements

Reinsurance Ceded

As of March 31, 2017 and December 31, 2016, total reserves ceded to affiliates were $6,557.7 and $6,750.8, respectively. For the three months ended March 31, 2017 and 2016, premiums ceded to affiliates were $37.2 and $104.7, respectively.

Guaranteed Living Benefit — Coinsurance and Coinsurance Funds Withheld

Prior to July 1, 2016, the Company had an amended and restated automatic reinsurance agreement with an affiliate, Security Life of Denver International Limited ("SLDI"), on a combined coinsurance and coinsurance funds withheld basis.

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

The impacts of these agreements on the Condensed Balance Sheets as of the dates indicated are as follows:

	March 31, 2017	December 31, 2016
Assets on deposit in trust	$6,123.7	$6,504.5
Funds withheld liability(1)	5,947.4	6,356.8
Embedded derivative(1)	176.3	147.6
Reserves ceded(2)	6,352.1	6,545.9
Deferred loss(3)	258.2	269.1
(1) Included in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets.
(2) Included in Deposits, premiums receivable and reinsurance recoverable on the Condensed Balance Sheets.
(3) Included in Other assets on the Condensed Balance Sheets.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Reinsurance Assumed

As of March 31, 2017 and December 31, 2016, total reserves assumed from affiliates were $421.5 and $418.7, respectively. For the three months ended March 31, 2017 and 2016, premiums assumed from affiliates were $102.4 and $103.3, respectively.

Deposits Receivable

Guaranteed Investment Contract - Coinsurance

Effective August 20, 1999, the Company entered into a Facultative Coinsurance Agreement with its affiliate, SLD. Under the terms of the agreement, the Company facultatively cedes, from time to time, certain guaranteed investment contracts and funding agreements to SLD on a 100% coinsurance basis. The coinsurance agreement is accounted for using the deposit method. As of March 31, 2017, there was no outstanding deposit balance as the underlying contracts matured during the first quarter of 2017. As of December 31, 2016, the deposit receivable was $157.8.

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

The following discussion and analysis presents a review of our results of operations for the three months ended March 31, 2017 and 2016 and financial condition as of March 31, 2017 and December 31, 2016. This item should be read in its entirety and in conjunction with the Condensed Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K for the year ended December 31, 2016 ("Annual Report on Form 10-K").

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

We have one operating segment.

The focus in managing our closed block of variable annuity products continues to be on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market movements on capital resources, rather than mitigating earnings volatility. We seek opportunities to accelerate the run-off of the block, where possible. For example, in recent years we have made several income enhancement offers to holders of a particular series of GMIB contracts, under which policy holders were offered an incentive to annuitize prior to the end of the waiting period, and we have waived the remaining waiting period on these GMIB contracts. In addition, in the first quarter of 2017 we launched our first GMIB enhanced surrender value offer, which provides certain GMIB policyholders an option to surrender their contracts in exchange for an enhancement to their contract's surrender value. In May 2017, we filed an additional GMIB enhancement surrender value offer with the SEC.

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

During the three months ended March 31, 2017, no loss recognition before income taxes was recognized. There was also no establishment of premium deficiency reserves for the three months ended March 31, 2017.

Income Taxes

Our effective tax rate for the three months ended March 31, 2017 was 49.0%. The effective tax rate differed from the statutory rate of 35% due to an increase in the tax valuation allowance and the effect of the dividends received deduction ("DRD").

Our effective tax rate for the three months ended March 31, 2016 was 35.0%. The effective tax rate did not differ from the statutory rate of 35% due to the effect that certain amounts were allocated to other comprehensive income in accordance with the exception described in ASC 740-20-45-7.

Results of Operations

($ in millions)	Three Months Ended March 31,
	2017	2016
Revenues:
Net investment income	$336.8	$326.4
Fee income	146.5	153.7
Premiums	112.6	119.1
Net realized capital gains (losses):
Total other-than-temporary impairments	(1.5)	(2.1)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	0.3	0.5
Net other-than-temporary impairments recognized in earnings	(1.8)	(2.6)
Other net realized capital gains (losses)	(413.7)	101.3
Total net realized capital gains (losses)	(415.5)	98.7
Other revenue	3.0	4.9
Total revenues	183.4	702.8
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	(196.7)	785.4
Operating expenses	110.5	120.6
Net amortization of Deferred policy acquisition costs and Value of business acquired	55.3	(213.7)
Interest expense	7.0	7.0
Other expense	9.8	4.4
Total benefits and expenses	(14.1)	703.7
Income (loss) before income taxes	197.5	(0.9)
Income tax expense (benefit)	96.7	(0.3)
Net income (loss)	$100.8	$(0.6)

Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

Our Net income (loss) for the three months ended March 31, 2017 improved $101.4 million from a loss of $0.6 million to income of $100.8 million primarily due to favorable changes in Interest credited and other benefits to contract owners/policyholders, higher Net Investment income and lower Operating expenses, partially offset by unfavorable changes in Total net realized capital gains (losses), Net amortization of DAC and VOBA and Income tax expense (benefit), lower Fee income and Premiums and higher Other expense.

Revenues

Total revenues decreased $519.4 million from $702.8 million to $183.4 million primarily due to unfavorable changes in Total net realized capital gains (losses) and lower Fee income and Premiums, partially offset by higher Net investment income.

Net investment income increased $10.4 million from $326.4 million to $336.8 million primarily due to higher alternative investment income, partially offset by lower prepayment fee income as well as lower yields, including the impact of the continued low interest rate environment on reinvestment rates.

Fee income decreased $7.2 million from $153.7 million to $146.5 million primarily due to lower average separate account assets under management resulting from the continued runoff of our closed block of variable annuity business.

Premiums decreased $6.5 million from $119.1 million to $112.6 million primarily due to lower payout annuities with life contingencies, which corresponds to a decrease in Interest credited and other benefits to contract owners/policyholders.

Total net realized capital gains (losses) changed $514.2 million from a gain of $98.7 million to a loss of $415.5 million primarily due to an unfavorable change in annuity hedging derivatives of $623.4 million, partially offset by a favorable change in the fair value of embedded derivatives on product guarantees of $128.2 million. Under the variable annuity and fixed indexed annuity hedge programs, changes in equity and interest markets during the current period resulted in net unfavorable changes in equity, interest and foreign exchange derivatives from a net gain of $154.1 million in the prior period to a net loss of $469.4 million in the current period. A portion of these derivative gains/losses were ceded to an affiliate under the combined coinsurance and coinsurance funds withheld agreement (from a gain of $239.2 million in the prior period to a loss of $512.4 million in the current period) and an offset was recorded to Interest credited and other benefits to contract owners/policyholders. See the Related Party Transactions Note in our Condensed Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on the combined coinsurance and coinsurance funds withheld agreement. The net favorable change in the fair value of embedded derivatives on product guarantees (from a loss of $31.2 million in the prior period to a gain of $97.0 million in the current period was primarily due to favorable impacts resulting from interest rate and implied volatility movements, partially offset by unfavorable changes in nonperformance risk and equity market movements.

Benefits and Expenses

Total benefits and expenses decreased $717.8 million from expense of $703.7 million to benefit of $14.1 million primarily due to favorable changes in Interest credited and other benefits to contract owners/policyholders and lower Operating expenses, partially offset by unfavorable changes in Net amortization of DAC and VOBA and Income tax expense (benefit).

Interest credited and other benefits to contract owners/policyholders changed $982.1 million from an expense of $785.4 million to a benefit of $196.7 million primarily due to the change in the amount of equity and interest rate derivative gains transferred under the combined coinsurance and coinsurance funds withheld agreement with an affiliate (the corresponding offsetting amount is reported in Total net realized capital gains (losses)) and the change in the embedded derivative on the coinsurance funds withheld arrangements resulting from equity market and interest rate movements. Also contributing to the decrease were loss recognition on sales inducements in the prior period that did not reoccur in the current period, lower payout annuities with life contingencies and a shift in the mix of business from the Annual Reset (“AR”) and Multi-Year Guarantee Annuities ("MYGA") to Fixed Indexed Annuities (“FIAs”) due to option costs of FIAs being generally lower than the credited rates on AR/MYGAs. These decreases were partially offset by higher amortization of sales inducements as a result of higher gross profits in the current period.

Operating expenses decreased $10.1 million from $120.6 million to $110.5 million primarily due to adverse experience on a stop loss agreement in the prior period that did not reoccur and a lower net expense allowance from lower premiums on group life business in the current period.

Net amortization of DAC and VOBA increased $269.0 million from a benefit of $213.7 million to an expense of $55.3 million primarily due to higher gross profits in the current period compared to the prior period, partially offset by loss recognition in the prior period which did not reoccur in the current period and higher favorable unlocking in the current period.

Other expense increased $5.4 million from $4.4 million to $9.8 million primarily due to higher amortization of deferred reinsurance losses resulting from prospective assumption changes.

Income Taxes

Income tax expense (benefit) changed $97.0 million from a benefit of $0.3 million to an expense of $96.7 million primarily due to an increase in income before income taxes and an increase in the tax valuation allowance.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	March 31, 2017		December 31, 2016
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$21,593.8	75.7%	$21,873.8	75.6%
Fixed maturities, at fair value using the fair value option	640.3	2.2%	647.5	2.2%
Equity securities, available-for-sale	25.1	0.1%	18.7	0.1%
Short-term investments(1)	131.9	0.5%	429.7	1.5%
Mortgage loans on real estate	3,999.6	14.0%	3,881.5	13.4%
Policy loans	72.4	0.3%	74.7	0.3%
Limited partnerships/corporations	241.2	0.8%	227.4	0.8%
Derivatives	923.4	3.2%	978.8	3.4%
Other investments	14.6	0.1%	18.6	0.1%
Securities pledged	886.7	3.1%	748.2	2.6%
Total investments	$28,529.0	100.0%	$28,898.9	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	March 31, 2017
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$871.2	3.9%	$910.9	3.9%
U.S. Government agencies and authorities	29.2	0.1%	33.3	0.1%
State, municipalities and political subdivisions	532.1	2.4%	533.3	2.3%
U.S. corporate public securities	9,771.6	44.0%	10,258.4	44.4%
U.S. corporate private securities	2,835.1	12.8%	2,884.0	12.5%
Foreign corporate public securities and foreign governments(1)	2,657.0	11.9%	2,759.7	12.0%
Foreign corporate private securities(1)	2,747.0	12.4%	2,846.5	12.3%
Residential mortgage-backed securities	1,613.2	7.3%	1,713.0	7.4%
Commercial mortgage-backed securities	831.9	3.7%	836.8	3.6%
Other asset-backed securities	339.1	1.5%	344.9	1.5%
Total fixed maturities, including securities pledged	$22,227.4	100.0%	$23,120.8	100.0%
(1) Primarily U.S. dollar denominated.
	December 31, 2016
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$946.4	4.2%	$982.9	4.2%
U.S. Government agencies and authorities	29.4	0.1%	33.0	0.1%
State, municipalities and political subdivisions	500.1	2.2%	497.4	2.1%
U.S. corporate public securities	9,992.8	44.5%	10,444.7	44.9%
U.S. corporate private securities	2,753.6	12.2%	2,777.6	12.0%
Foreign corporate public securities and foreign governments(1)	2,620.2	11.7%	2,689.1	11.6%
Foreign corporate private securities(1)	2,734.6	12.2%	2,815.4	12.1%
Residential mortgage-backed securities	1,647.0	7.3%	1,749.7	7.5%
Commercial mortgage-backed securities	951.2	4.2%	957.1	4.1%
Other asset-backed securities	317.8	1.4%	322.6	1.4%
Total fixed maturities, including securities pledged	$22,493.1	100.0%	$23,269.5	100.0%
(1) Primarily U.S. dollar denominated.

As of March 31, 2017, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 7.5 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management’s Narrative Analysis of the Results of Operations and Financial Condition in our Financial Statements in Part II, Item 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	March 31, 2017
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$910.9	$—	$—	$—	$—	$—	$910.9
U.S. Government agencies and authorities	33.3	—	—	—	—	—	33.3
State, municipalities and political subdivisions	494.7	38.3	0.3	—	—	—	533.3
U.S. corporate public securities	5,507.2	4,364.4	323.8	58.6	4.4	—	10,258.4
U.S. corporate private securities	1,341.8	1,399.9	89.5	50.3	—	2.5	2,884.0
Foreign corporate public securities and foreign governments(1)	1,443.0	1,131.4	170.4	11.3	3.2	0.4	2,759.7
Foreign corporate private securities(1)	377.2	2,287.0	170.0	9.1	1.3	1.9	2,846.5
Residential mortgage-backed securities	1,651.7	14.4	5.7	7.2	14.1	19.9	1,713.0
Commercial mortgage-backed securities	836.0	—	—	0.8	—	—	836.8
Other asset-backed securities	290.8	35.3	14.3	0.5	—	4.0	344.9
Total fixed maturities	$12,886.6	$9,270.7	$774.0	$137.8	$23.0	$28.7	$23,120.8
% of Fair Value	55.7%	40.1%	3.4%	0.6%	0.1%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2016
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$982.9	$—	$—	$—	$—	$—	$982.9
U.S. Government agencies and authorities	33.0	—	—	—	—	—	33.0
State, municipalities and political subdivisions	463.7	33.4	0.3	—	—	—	497.4
U.S. corporate public securities	5,683.5	4,375.9	311.4	53.4	12.5	8.0	10,444.7
U.S. corporate private securities	1,299.0	1,358.8	80.5	36.8	—	2.5	2,777.6
Foreign corporate public securities and foreign governments(1)	1,438.7	1,049.6	179.8	18.3	2.3	0.4	2,689.1
Foreign corporate private securities(1)	399.7	2,219.1	180.1	9.3	1.3	5.9	2,815.4
Residential mortgage-backed securities	1,690.6	9.7	6.0	7.4	14.9	21.1	1,749.7
Commercial mortgage-backed securities	956.2	—	—	0.9	—	—	957.1
Other asset-backed securities	269.4	36.3	12.8	0.6	—	3.5	322.6
Total fixed maturities	$13,216.7	$9,082.8	$770.9	$126.7	$31.0	$41.4	$23,269.5
% of Fair Value	56.9%	39.0%	3.3%	0.5%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	March 31, 2017
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$910.9	$—	$—	$—	$—	$910.9
U.S. Government agencies and authorities	33.3	—	—	—	—	33.3
State, municipalities and political subdivisions	55.6	318.4	117.1	41.9	0.3	533.3
U.S. corporate public securities	208.8	833.5	4,465.0	4,364.4	386.7	10,258.4
U.S. corporate private securities	118.2	89.6	1,021.0	1,484.8	170.4	2,884.0
Foreign corporate public securities and foreign governments(1)	34.3	315.8	1,102.1	1,122.2	185.3	2,759.7
Foreign corporate private securities(1)	—	—	478.6	2,282.7	85.2	2,846.5
Residential mortgage-backed securities	1,376.6	1.4	1.7	20.1	313.2	1,713.0
Commercial mortgage-backed securities	683.4	1.1	56.1	5.5	90.7	836.8
Other asset-backed securities	184.7	32.7	30.1	53.7	43.7	344.9
Total fixed maturities	$3,605.8	$1,592.5	$7,271.7	$9,375.3	$1,275.5	$23,120.8
% of Fair Value	15.6%	6.9%	31.5%	40.5%	5.5%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2016
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$982.9	$—	$—	$—	$—	$982.9
U.S. Government agencies and authorities	33.0	—	—	—	—	33.0
State, municipalities and political subdivisions	53.7	301.3	108.7	33.4	0.3	497.4
U.S. corporate public securities	202.0	852.0	4,629.6	4,360.1	401.0	10,444.7
U.S. corporate private securities	117.6	107.4	962.7	1,442.5	147.4	2,777.6
Foreign corporate public securities and foreign governments(1)	35.2	342.3	1,070.6	1,040.2	200.8	2,689.1
Foreign corporate private securities(1)	—	—	479.5	2,239.9	96.0	2,815.4
Residential mortgage-backed securities	1,426.3	1.7	2.1	21.2	298.4	1,749.7
Commercial mortgage-backed securities	687.5	—	131.3	20.0	118.3	957.1
Other asset-backed securities	167.4	29.0	29.2	53.8	43.2	322.6
Total fixed maturities	$3,705.6	$1,633.7	$7,413.7	$9,211.1	$1,305.4	$23,269.5
% of Fair Value	15.9%	7.0%	31.9%	39.6%	5.6%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, decreased $61.1 million from $207.2 million to $146.1 million for the three months ended March 31, 2017. The decrease in gross unrealized losses was primarily due to declining interest rates.

As of March 31, 2017 and December 31, 2016, we did not have any fixed maturities with an unrealized capital loss in excess of $10.0 million.

As of March 31, 2017 and December 31, 2016, we had $1.8 billion and $1.9 billion, fair value of energy sector fixed maturity securities, constituting 7.8% and 8.1%, of total fixed maturities portfolio, with gross unrealized capital losses of $15.6 million and $20.5 million, respectively. See the Investments Note in our Condensed Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

Subprime and Alt-A Mortgage Exposure

Pre-2008 vintage subprime and Alt-A mortgage collateral continues to reflect a housing market entrenched in recovery. While collateral losses continue to be realized, the pace and magnitude at which losses are being realized are steadily decreasing.  Serious delinquencies and other measures of performance, like prepayments and loan defaults, have also displayed sustained periods of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity have increased substantially since the credit crisis. More broadly, home prices have moved steadily higher, further supporting bond payment performance. Year-over-year home price measures, while at a lower magnitude than experienced in the years following the trough in home prices, have stabilized at sustainable levels, when measured on a nationwide basis. This backdrop remains supportive of continued improvement in overall borrower payment behavior. In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of March 31, 2017, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $53.4 million, $50.0 million and $1.7 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2016, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $56.5 million, $53.7 million and $2.5 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value.

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of March 31, 2017, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $56.1 million, $47.7 million and $1.4 million, respectively, representing 0.2% of total fixed maturities including securities pledged, based on fair value. As of December 31, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $57.9 million, $50.2 million and $1.6 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value.

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. The steep pace of increases observed in this time frame relented, and the percentage of delinquent loans declined through February 2016 (although certain months did post marginal increases). Since then, the delinquency rate has increased, with recent months showing more upward momentum.  Other performance metrics like vacancies, property values and rent levels have posted sustained improvement trends, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-

A mortgage exposure. A robust environment for property refinancing was particularly supportive of improving credit performance metrics throughout much of the post-credit crisis period. In the first quarter of 2016, however, this virtuous lending cycle was disrupted as the dislocation in corporate credit markets negatively impacted liquidity conditions in CMBS. As a result, the new issuance market for CMBS slowed considerably during the first half of 2016 before normalizing to end the year. Spread performance somewhat mirrored these new issuance trends: volatile in the first half of 2016, signs of increased liquidity and more general stability in credit spreads have been observed since.

For most forms of consumer ABS, delinquency and loss rates have been maintained at levels considered low by historical standards and indicative of high credit quality.  Two exceptions exist in the form of auto loans to subprime borrowers and particular cohorts (loans originated in 2008-2010) of student loan borrowers.  Payment performance in these particular ABS sub-sectors has been volatile and weak relative to most other forms of ABS, where relative strength in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.  In managing our risk exposure to other ABS, we take into account collateral performance and structural characteristics associated with our various positions.

As of March 31, 2017, the fair value, amortized cost and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, totaled $292.8 million, $290.1 million, and $0.6 million respectively. As of December 31, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, totaled $267.6 million, $265.1 million, $0.5 million, respectively.

As of March 31, 2017, Other ABS was broadly diversified both by type and issuer with credit card receivables and nonconsolidated collateralized loan obligations ("CLOs") comprising 10.8% and 62.5%, respectively, of total Other ABS, excluding subprime exposure. There were no automobile receivables related to Other ABS. As of December 31, 2016, Other ABS was broadly diversified both by type and issuer with credit card receivables and nonconsolidated collateralized loan obligations ("CLOs") comprising 15.3% and 53.9%, respectively, of total Other ABS, excluding subprime exposure.There were no automobile receivables related to Other ABS.

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

As of March 31, 2017, our mortgage loans on real estate portfolio had a weighted average DSC of 2.3 times and a weighted average LTV ratio of 60.6%. As of December 31, 2016, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 61.1%. See the Investments Note in our Condensed Financial Statements in Part I, Item I. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

During the three months ended March 31, 2017, we recorded $0.3 million of credit related OTTI of which the primary contributor was $0.2 million of write-downs recorded in the RMBS sector on securities collateralized by Alt -A residential mortgage securities . See the Investments Note in our Condensed Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on OTTI.

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

The United States and European Union continue to maintain sanctions against select Russian businesses in response to the ongoing conflict in eastern Ukraine. We remain comfortable with our aggregate Russian exposure of $38.7 million, given its relatively small allocation in our total investment portfolio.

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

The following table presents our European exposures, for selected countries based on risk, at fair value and amortized cost as of March 31, 2017:

Selected Countries Fixed Maturities and Equity Securities
($ in millions)	Sovereign	Financial Institutions	Non-Financial Institutions		Total (Fair Value)		Total (Amortized Cost)
Ireland	$—	$—	$58.2	(1)	$58.2	(1)	$53.5
Italy	—	—	64.8		64.8		61.7
Spain	—	—	85.4		85.4		79.1
Total Peripheral Europe	$—	$—	$208.4		$208.4		$194.3
(1) Includes $0.4 million derivative assets.

We did not have any exposure to Greece or Portugal. Among the remaining $2.7 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of March 31, 2017, our sovereign exposure was $79.0 million, which consisted of fixed maturities. We also had $456.9 million in net exposure to non-peripheral financial institutions with a concentration in France of $73.1 million, The Netherlands of $84.7 million, Switzerland of $125.9 million and the United Kingdom of $145.1 million. The balance of $2.2 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration in the United Kingdom of $1,066.1 million, we had significant non-peripheral European total country exposures in The Netherlands of $361.8 million, in France of $273.8 million, in Germany of $285.3 million and in Switzerland of $301.8 million. We place additional scrutiny on our financial exposure in the United Kingdom, France, Switzerland and The Netherlands given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of the recovery of economic conditions in Europe.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of our statutory net admitted assets, excluding Separate Accounts, as of the preceding December 31. As of March 31, 2017, we have an outstanding receivable of $263.1 million and no outstanding payable. As of December 31, 2016, we did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either us or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 44.2% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS, collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12.0% of our general account statutory admitted assets may be allocated to repurchase, dollar roll and securities lending programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of March 31, 2017 and December 31, 2016, we had securities lending obligations of $143.2 million and $111.0 million respectively, which, for both periods represents approximately 0.2% of our general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the three months ended March 31, 2017 and 2016, we did not receive any capital contributions from our Parent.

During the three months ended March 31, 2017 and 2016, we did not pay a dividend or return of capital distribution on our common stock to our Parent.

Reinsurance Agreements

Reinsurance Ceded

As of March 31, 2017 and December 31, 2016, total reserves ceded to affiliates were $6.6 billion and $6.8 billion, respectively. For the three months ended March 31, 2017 and 2016, premiums ceded to affiliates were $37.2 million and $104.7 million, respectively.

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

The impacts of these agreements on the Condensed Balance Sheets as of the dates indicated are as follows:

(in millions)	March 31, 2017	December 31, 2016
Assets on deposit in trust	$6,123.7	$6,504.5
Funds withheld liability(1)	5,947.4	6,356.8
Embedded derivative(1)	176.3	147.6
Reserves ceded(2)	6,352.1	6,545.9
Deferred loss(3)	258.2	269.1
(1) Included in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets.
(2) Included in Deposits, premiums receivable and reinsurance recoverable on the Condensed Balance Sheets.
(3) Included in Other assets on the Condensed Balance Sheets.

Reinsurance Assumed

As of March 31, 2017 and December 31, 2016, total reserves assumed from affiliates were $421.5 million and $418.7 million, respectively. For the three months ended March 31, 2017 and 2016, premiums assumed from affiliates were $102.4 million and $103.3 million, respectively.

Deposits Receivable

Guaranteed Investment Contract - Coinsurance

Effective August 20, 1999, we entered into a Facultative Coinsurance Agreement with its affiliate, SLD. Under the terms of the agreement, the Company facultatively cedes, from time to time, certain guaranteed investment contracts and funding agreements to SLD on a 100% coinsurance basis. The coinsurance agreement is accounted for using the deposit method. As of March 31, 2017, there was no outstanding deposit balance as the underlying contracts matured during the first quarter of 2017. As of December 31, 2016, the deposit receivable was $157.8 million.

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

There were no ratings actions, affirmations or outlook changes by S&P, Fitch, Moody’s or A.M. Best from December 31, 2016 through March 31, 2017 and subsequently through the date of this Quarterly Report on Form 10-Q.

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

As of the dates indicated, the guaranteed value of death benefits in excess of account values, was estimated to be as follows:

($ in millions)	March 31, 2017
Net amount at risk, before reinsurance	$5,107.0
Net amount at risk, net of reinsurance	4,823.3
($ in millions)	December 31, 2016
Net amount at risk, before reinsurance	$5,816.6
Net amount at risk, net of reinsurance	5,503.9

The decrease in the guaranteed value of these death benefits was primarily driven by an increase in equity markets which resulted in favorable fund performance net of deductions for fees during the three months ended March 31, 2017.

The additional liabilities recognized related to guaranteed minimum death benefits ("GMDB"), as of the dates indicated, were as follows:

($ in millions)	March 31, 2017
Separate account liability	$30,223.8
Additional liability balance(1)	469.1
($ in millions)	December 31, 2016
Separate account liability	$30,838.9
Additional liability balance(1)	509.9
(1) Refer to the Business, Basis of Presentation and Significant Accounting Policies Note in Part II, Item 8. in our Annual Report on Form 10-K for further detail on the methodology used to calculate the additional liability.

The decrease in the additional separate account liability is mainly due to decrements and fees offsetting favorable fund performance. The decrease in the additional liability balance is mainly due to the favorable fund performance.

The following guaranteed living benefits information is as of the dates indicated:

	Non-reinsured Living Benefits (GMAB/GMWB)(1)	Reinsured Living Benefits (GMIB/GMWBL)(2)
($ in millions)	March 31, 2017
Net amount at risk, before reinsurance	$12.4	$4,387.3
Net amount at risk, net of reinsurance	12.4	—
($ in millions)	December 31, 2016
Net amount at risk, before reinsurance	$13.5	$5,087.3
Net amount at risk, net of reinsurance	13.5	—
(1) Guaranteed Minimum Accumulation Benefit ("GMAB")/Guaranteed Minimum Withdrawal Benefit ("GMWB")
(2) Guaranteed Minimum Income Benefit ("GMIB")/Guaranteed Minimum Withdrawal Benefit for Life ("GMWBL")

The net amount at risk for the reinsured living benefits is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contract holder over the current account value. The methodology used to calculate the net amount at risk partially reflects the current interest rate environment and also includes a provision for the expected mortality of the clients covered by these living benefits. The decrease in the net amount at risk of these living benefits (GMIB/GMWBL) from December 31, 2016 to March 31, 2017 was primarily driven favorable equity performance and decrements.

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

The separate account liabilities subject to the requirements for additional reserve liabilities under Accounting Standards Codification ("ASC") Topic 944 for minimum guaranteed benefits and the additional liabilities recognized related to minimum guarantees, by type, as of the dates indicated, were as follows:

	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)(2)
($ in millions)	March 31, 2017
Separate account liability	$537.6	$22,407.5
Additional liability balance, net of reinsurance(1)	20.1	794.1
($ in millions)	December 31, 2016
Separate account liability	$534.0	$23,118.1
Additional liability balance, net of reinsurance(1)	22.1	892.2
(1) Refer to the Business, Basis of Presentation and Significant Accounting Policies Note in Part II, Item 8. in our Annual Report on Form 10-K for further detail on the methodology used to calculate these additional liabilities.
(2) The additional liability balance, net of reinsurance, for GMIB was zero as of March 31, 2017 and December 31, 2016.

The decrease in the additional liability balance for reinsured living benefits corresponds to the decrease in the GMWBL liability, which decreased mainly due to favorable fund performance during the three months ended March 31, 2017.

Variable Annuity Hedge Program

We primarily mitigate variable annuity market risk exposures through a hedging program referred to as our "Variable Annuity Hedge Program". Market risk arises primarily from the minimum guarantees within the variable annuity products, whose economic costs are primarily dependent on future equity market returns, interest rate levels, equity volatility levels and policyholder behavior. The objective of the Variable Annuity Hedge Program is to protect regulatory and rating agency capital from immediate market movements. The hedge program is executed through the purchase and sale of various instruments, and is designed to limit the reserve and rating agency capital increases and certain rebalancing costs resulting from an immediate change in equity markets, interest rates, volatility, credit spread and foreign exchange rates to an amount we believe prudent for a company of our size and scale. The hedge targets may change over time with market movements, changes in regulatory and rating agency capital, available collateral and our risk tolerance. While the Variable Annuity Hedge Program does not explicitly hedge statutory or U.S. GAAP reserves, as markets move up or down, in aggregate the returns generated by the Variable Annuity Hedge Program will significantly offset the statutory and U.S. GAAP reserve changes due to market movements.

For further information on our Variable Annuity Hedge program, see Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of our Annual Report on Form 10-K.

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

In addition, we have entered into coinsurance with funds withheld arrangements that contain embedded derivatives, the fair value of which is based on the change in the fair value of the underlying assets held in trust. Embedded derivatives within coinsurance with funds withheld arrangements are reported with the host contract in Deposits premiums receivable and reinsurance recoverable (assumed reinsurance) or Funds held under reinsurance treaties with affiliates (ceded reinsurance) on the Condensed Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Interest credited and other benefits to contract owners/policyholders in the Condensed Statements of Operations.

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

Legislative and Regulatory Developments

Potential Changes to Variable Annuity Reserve Requirements

At various times in the past several years, the NAIC has indicated that it might pursue changes to the current reserve and capital framework that applies to insurers, including the Company, who write or reinsure variable annuity (“VA”) policies. Since 2015, the NAIC’s Variable Annuity Issues Working Group (“VAIWG”) has been considering general proposals for VA reserve and capital reform that would create more uniformity in VA reserving practices and reduce incentives for the use of captive reinsurance arrangements for VA business. These proposals, if adopted, could change the reserves and capital we are required to hold with respect to VA business, particularly with respect to our closed block of variable annuities.

During 2016, VAIWG engaged Oliver Wyman (“OW”) to conduct an initial quantitative impact (“QIS1”) study involving industry participants, including the Company, of possible revisions to the current VA reserve and capital framework. In late 2016, OW provided the VAIWG a QIS1 report that included preliminary findings and recommended a second quantitative impact study be conducted so that testing can inform the proper calibration for certain conceptual and/or preliminary parameters set out in the QIS1 report. The second quantitative impact study (“QIS2”) began in February 2017 and is scheduled to be completed by September 2017, with NAIC deliberations on QIS2 results and proposed VA reserve and capital reforms during the fourth quarter of 2017. It is unlikely that any changes adopted by the NAIC would be effective prior to 2019, although timing remains uncertain.

The outcome of QIS2, and the parameters of any VA reserve and capital reform to be proposed by OW or adopted by the VAIWG, is highly uncertain at this time. Certain proposals under consideration as part of QIS2, if adopted as a component of any final VA reserve and capital reform, could negatively impact VA reserve and capital calculations for our closed block of variable annuities and potentially result in increased collateral requirements at RRII, our Arizona captive affiliate that primarily reinsures the living benefit guarantees of our closed block of variable annuities. It is possible that these negative impacts could be material to our capital position. If we are required to increase reserves or RRII becomes subject to increased collateral requirements, we believe it is likely that such increases would be subject to a multiyear grade-in period. Other proposals under consideration for QIS2, if adopted, could result in positive impacts to our VA reserve and capital calculations. At the present time, we cannot predict what, if any, of these proposals may become part of any VA framework reform proposal or what impact any final VAIWG VA framework reform would have on reserves, capital or captive collateralization requirements for our closed block of variable annuities.

DOL Fiduciary Rule

In April 2016, the Department of Labor (“DOL”) issued a final rule that will broaden the definition of "fiduciary" for purposes of the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code, as it applies to a person or entity providing investment advice with respect to ERISA plans or IRAs. The rule expands the circumstances in which providers of investment advice to ERISA plan sponsors and plan participants, and IRA investors are deemed to act in a fiduciary capacity. The rule requires such providers to act in their clients' "best interests", not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation that varies based on the fiduciary's investment recommendation. In February 2017, the President directed the DOL to re-examine the rule with a view to possibly amending or repealing it.. In connection with this re-examination, the DOL has delayed applicability of certain aspects of the rule until June 9, 2017, with other aspects delayed until January 1, 2018. It is possible that the DOL will revise or repeal the rule as it completes its re-examination. The outcome of the re-examination is unclear, however, so we are preparing to comply with the rule on the June 9, 2017 and January 1, 2018 applicability dates. If and when the rule takes effect, certain business activities in which we currently engage, such as IRA rollovers and other IRA sales, will become subject to a heightened fiduciary standard. Where VIAC is deemed to act in a fiduciary capacity, we will in certain cases need to either modify our sales and compensation practices or find an applicable exemption.

The DOL concurrently adopted a "best interest contract exemption" ("BIC") intended to enable continuation of certain industry practices relating to receipt of commissions and other compensation. While this exemption will enable us and our distributors to continue many historical practices - subject, among other things, to a heightened best interests standard and a requirement that compensation be "reasonable" - there are practical difficulties with relying on the exemption that we believe will limit its utility in certain markets, particularly the retail annuities market, where many of our current distributors are not able to rely on the exemption because they do not do business through regulated financial institutions. While it is too early to predict what impact this will have on our annuities and other businesses, we may experience a material decline in sales of products that can only be practicably sold in reliance on the BIC, such as variable annuities and fixed indexed annuities. The DOL is re-examining the BIC exemption together with the rest of the rule, and may revise or repeal it after completing the re-examination.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company’s potential risks and uncertainties, please see "Risk Factors" in Part I, Item IA. in our Annual Report on Form 10-K filed with the Securities and Exchange Commission and "Risk Factors" in Part II, Item IA. in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. In addition, please see "Management's Narrative Analysis of the Results of Operations and Financial Condition" herein and in the Annual report on Form 10-K.

The following should be read in conjunction with and supplements and amends the risk factors described in our Annual Report on Form 10-K.

Changes to federal regulations could adversely affect our distribution model by restricting our ability to provide customers with advice.

In April 2016, the Department of Labor ("DOL") issued a final rule that will broaden the definition of "fiduciary" for purposes of Employment Retirement Income Security Act ("ERISA") and the Internal Revenue Code, as it applies to a person or entity providing investment advice with respect to ERISA plans or IRAs. The rule expands the circumstances in which providers of investment advice to ERISA plan sponsors and plan participants, and IRA investors, are deemed to act in a fiduciary capacity. The rule requires such providers to act in their clients' "best interests", not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation that varies based on the fiduciary’s investment recommendation. In February 2017, the President directed the DOL to re-examine the rule with a view to possibly amending or repealing it. In connection with this re-examination, the DOL has delayed applicability of certain aspects of the rule until June 9, 2017, with other aspects delayed until January 1, 2018. It is possible that the DOL will revise or repeal the rule as it completes its re-examination. The outcome of the re-examination is unclear, however so we are preparing to comply with the rule on the June 9, 2017 and January 1, 2018 applicability dates. If and when the rule takes effect, certain business activities in which we currently engage, such as IRA rollovers and other IRA sales, will become subject to a heightened fiduciary standard. Where VIAC is deemed to act in a fiduciary capacity, we will in certain cases need to either modify our sales and compensation practices or find an applicable exemption.

The DOL concurrently adopted a "best interest contract exemption" (“BIC”) intended to enable continuation of certain existing industry practices relating to receipt of commissions and other compensation. While this exemption will enable us and our distributors to continue many historical practices - subject, among other things, to a heightened best interests standard and a requirement that compensation be “reasonable” - there are practical difficulties with relying on the exemption that we believe will limit its utility in certain markets, particularly the retail annuities market, where many of our current distributors are not able to rely on the exemption because they do not do business through regulated financial institutions. While it is too early to predict what impact this will have on our annuities and other businesses, we may experience a material decline in sales of products that can only be practicably sold in reliance on the BIC, such as variable annuities and fixed indexed annuities. The DOL is re-examining the BIC exemption together with the rest of the rule, and may revise or repeal it after completing the re-examination.

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

See Exhibit Index on page 79 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 10, 2017	Voya Insurance and Annuity Company
(Date)	(Registrant)

	By: /s/	David P. Wiland
David P. Wiland Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Voya Insurance and Annuity Company (the "Company")

Exhibit Index
Exhibit Number	Description of Exhibit
10.1+	Third Amendment to Lease, dated as of April 11, 2017, by and between Voya Insurance and Annuity Company and The Graham Group, Inc.
10.2+	First Amendment to Standard Office Lease, entered into as of April 19, 2017, between Voya Services Company and Insurance and Employers Mutual Casualty Company
31.1+	Certificate of David P. Wiland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Michael S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of David P. Wiland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Michael S. Smith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+ Filed herewith.

