Form 10-Q
period 2017-06-30
VOYA INSURANCE & ANNUITY Co
filed 2017-08-09
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of August 7, 2017, 250,000 shares of Common Stock, $10 par value, were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended June 30, 2017

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
Condensed Balance Sheets
June 30, 2017 (Unaudited) and December 31, 2016
(In millions, except share and per share data)

	June 30, 2017	December 31, 2016
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $20,645.9 as of 2017 and $21,123.0 as of 2016)	$21,776.1	$21,873.8
Fixed maturities, at fair value using the fair value option	654.9	647.5
Equity securities, available-for-sale, at fair value (cost of $20.5 as of 2017 and $15.2 as of 2016)	25.3	18.7
Short-term investments	85.5	429.7
Mortgage loans on real estate, net of valuation allowance of $0.8 as of 2017 and $1.0 as of 2016	4,202.1	3,881.5
Policy loans	70.1	74.7
Limited partnerships/corporations	259.5	227.4
Derivatives	1,012.9	978.8
Other investments	13.5	18.6
Securities pledged (amortized cost of $713.5 as of 2017 and $722.6 as of 2016)	757.1	748.2
Total investments	28,857.0	28,898.9
Cash and cash equivalents	985.9	763.5
Short-term investments under securities loan agreements, including collateral delivered	208.6	187.3
Accrued investment income	229.9	232.4
Deposits, premiums receivable and reinsurance recoverable	7,043.9	7,417.5
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	1,835.4	2,028.6
Due from affiliates	31.1	31.7
Current income tax recoverable from Parent	—	4.1
Other assets	276.9	303.6
Assets held in separate accounts	30,243.7	30,933.7
Total assets	$69,712.4	$70,801.3

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Balance Sheets
June 30, 2017 (Unaudited) and December 31, 2016
(In millions, except share and per share data)

	June 30, 2017	December 31, 2016
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$28,523.9	$28,941.6
Payable for securities purchased	71.0	15.5
Payables under securities loan agreements, including collateral held	979.0	865.2
Long-term debt	435.0	435.0
Due to affiliates	35.7	44.1
Funds held under reinsurance treaties with affiliates	6,313.1	6,657.3
Derivatives	300.7	179.4
Current income tax payable to Parent	63.9	—
Deferred income taxes	95.2	10.8
Other liabilities	134.6	150.0
Liabilities related to separate accounts	30,243.7	30,933.7
Total liabilities	67,195.8	68,232.6

Commitments and Contingencies (Note 9)

Shareholder's equity:
Common stock (250,000 shares authorized, issued and outstanding as of 2017 and 2016; $10 par value per share)	2.5	2.5
Additional paid-in capital	4,171.3	4,448.8
Accumulated other comprehensive income (loss)	549.1	425.1
Retained earnings (deficit)	(2,206.3)	(2,307.7)
Total shareholder's equity	2,516.6	2,568.7
Total liabilities and shareholder's equity	$69,712.4	$70,801.3

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Operations
For the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Net investment income	$325.9	$346.9	$662.7	$673.3
Fee income	145.3	157.6	291.8	311.3
Premiums	123.5	128.9	236.1	248.0
Net realized capital gains (losses):
Total other-than-temporary impairments	(0.2)	(1.5)	(1.7)	(3.6)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	0.8	0.3	1.3
Net other-than-temporary impairments recognized in earnings	(0.2)	(2.3)	(2.0)	(4.9)
Other net realized capital gains (losses)	(164.7)	(38.1)	(578.4)	63.2
Total net realized capital gains (losses)	(164.9)	(40.4)	(580.4)	58.3
Other revenue	4.8	4.6	7.8	9.5
Total revenues	434.6	597.6	618.0	1,300.4
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	296.9	610.0	100.2	1,395.4
Operating expenses	105.0	115.2	215.5	235.8
Net amortization of Deferred policy acquisition costs and Value of business acquired	(9.9)	(175.7)	45.4	(389.4)
Interest expense	7.0	7.0	14.0	14.0
Other expense	2.8	1.9	12.6	6.3
Total benefits and expenses	401.8	558.4	387.7	1,262.1
Income (loss) before income taxes	32.8	39.2	230.3	38.3
Income tax expense (benefit)	32.2	35.0	128.9	34.7
Net income (loss)	$0.6	$4.2	$101.4	$3.6

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$0.6	$4.2	$101.4	$3.6
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	126.5	220.9	185.7	458.0
Other-than-temporary impairments	0.4	1.2	5.2	2.5
Pension and other postretirement benefits liability	—	—	(0.1)	(0.1)
Other comprehensive income (loss), before tax	126.9	222.1	190.8	460.4
Income tax expense (benefit) related to items of other comprehensive income (loss)	44.5	102.3	66.8	161.1
Other comprehensive income (loss), after tax	82.4	119.8	124.0	299.3
Comprehensive income (loss)	$83.0	$124.0	$225.4	$302.9

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Changes in Shareholder’s Equity
For the Six Months Ended June 30, 2017 and 2016 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2017	$2.5	$4,448.8	$425.1	$(2,307.7)	$2,568.7
Comprehensive income (loss):
Net income (loss)	—	—	—	101.4	101.4
Other comprehensive income (loss), after tax	—	—	124.0	—	124.0
Total comprehensive income (loss)					225.4
Dividends paid and distributions of capital	—	(278.0)	—	—	(278.0)
Employee related benefits	—	0.5	—	—	0.5
Balance as of June 30, 2017	$2.5	$4,171.3	$549.1	$(2,206.3)	$2,516.6

Balance as of January 1, 2016	$2.5	$4,821.2	$319.6	$(2,327.0)	$2,816.3
Comprehensive income (loss):
Net income (loss)	—	—	—	3.6	3.6
Other comprehensive income (loss), after tax	—	—	299.3	—	299.3
Total comprehensive income (loss)					302.9
Dividends paid and distributions of capital	—	(373.0)	—	—	(373.0)
Employee related benefits	—	0.3	—	—	0.3
Balance as of June 30, 2016	$2.5	$4,448.5	$618.9	$(2,323.4)	$2,746.5

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2017 and 2016 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$406.8	$519.4
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	2,851.6	2,744.8
Equity securities, available-for-sale	0.3	0.2
Mortgage loans on real estate	184.4	280.8
Limited partnerships/corporations	19.2	10.7
Acquisition of:
Fixed maturities	(2,217.7)	(2,555.7)
Equity securities, available-for-sale	(5.5)	—
Mortgage loans on real estate	(504.9)	(633.8)
Limited partnerships/corporations	(41.5)	(34.2)
Derivatives, net	(516.3)	(453.2)
Short-term investments, net	344.2	129.1
Policy loans, net	4.6	3.3
Collateral received (delivered), net	92.5	795.3
Other investments, net	5.1	0.2
Other, net	(0.2)	(1.7)
Net cash provided by investing activities	215.8	285.8
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,258.6	1,423.0
Maturities and withdrawals from investment contracts	(1,538.6)	(1,165.0)
Receipts (settlements) on deposit contracts	157.8	(1.1)
Dividends paid and distributions of capital	(278.0)	(373.0)
Net cash (used in) financing activities	(400.2)	(116.1)
Net increase in cash and cash equivalents	222.4	689.1
Cash and cash equivalents, beginning of period	763.5	646.5
Cash and cash equivalents, end of period	$985.9	$1,335.6
Non-cash investing and financing activities:
Securities received from affiliate under reinsurance agreements	$174.3	$61.5

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

In 2009, the Company made a strategic decision to run-off the assets and liabilities from a block of guaranteed investment contracts and funding agreements previously issued to institutional investors and corporate benefit plans. As such, no guaranteed investment contracts were outstanding during 2016 and 2015. Additionally, all of the previously issued funding agreements related to this block matured or were terminated by June 30, 2017.

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

The accompanying Condensed Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2017, its results of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016, and its changes in shareholder's equity and statements of cash flows for the six months ended June 30, 2017 and 2016, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2016 Balance Sheet is from the audited Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Therefore, these unaudited Condensed Financial Statements should be read in conjunction with the audited Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

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

•
The Company elected to retrospectively adopt the requirement to present cash inflows related to excess tax benefits as operating activities; however, there was no reclassification impact of Share-based compensation cash flows from financing activities to operating activities in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of June 30, 2017:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$819.1	$52.3	$3.1	$—	$868.3	$—
U.S. Government agencies and authorities	29.2	4.9	—	—	34.1	—
State, municipalities and political subdivisions	544.1	16.5	5.0	—	555.6	—
U.S. corporate public securities	9,446.0	668.6	19.1	—	10,095.5	—
U.S. corporate private securities	2,951.0	107.7	25.2	—	3,033.5	—
Foreign corporate public securities and foreign governments(1)	2,594.8	147.0	10.7	—	2,731.1	—
Foreign corporate private securities(1)	2,707.8	120.7	7.6	—	2,820.9	—

Residential mortgage-backed securities:
Agency	1,193.4	57.2	8.0	9.1	1,251.7	—
Non-Agency	401.5	48.0	1.1	4.0	452.4	9.9
Total Residential mortgage-backed securities	1,594.9	105.2	9.1	13.1	1,704.1	9.9
Commercial mortgage-backed securities	891.1	14.9	4.1	—	901.9	—
Other asset-backed securities	436.3	8.3	1.5	—	443.1	0.2

Total fixed maturities, including securities pledged	22,014.3	1,246.1	85.4	13.1	23,188.1	10.1
Less: Securities pledged	713.5	44.9	1.3	—	757.1	—
Total fixed maturities	21,300.8	1,201.2	84.1	13.1	22,431.0	10.1
Equity securities	20.5	4.8	—	—	25.3	—
Total fixed maturities and equity securities investments	$21,321.3	$1,206.0	$84.1	$13.1	$22,456.3	$10.1
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
(4) Amount excludes $132.9 of net unrealized gains on impaired available-for-sale securities.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2017, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$858.3	$864.7
After one year through five years	4,614.1	4,829.1
After five years through ten years	7,619.8	7,859.4
After ten years	5,999.8	6,585.8
Mortgage-backed securities	2,486.0	2,606.0
Other asset-backed securities	436.3	443.1
Fixed maturities, including securities pledged	$22,014.3	$23,188.1

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of June 30, 2017 and December 31, 2016, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s Total shareholder’s equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
June 30, 2017
Communications	$1,058.7	$104.3	$1.0	$1,162.0
Financial	2,823.6	160.9	2.9	2,981.6
Industrial and other companies	8,440.6	456.7	25.4	8,871.9
Energy	1,663.4	104.3	16.1	1,751.6
Utilities	2,757.5	170.0	11.7	2,915.8
Transportation	554.9	32.3	1.6	585.6
Total	$17,298.7	$1,028.5	$58.7	$18,268.5

December 31, 2016
Communications	$1,070.3	$83.7	$4.4	$1,149.6
Financial	2,917.6	115.6	18.2	3,015.0
Industrial and other companies	8,692.2	342.7	70.7	8,964.2
Energy	1,809.2	85.5	20.5	1,874.2
Utilities	2,642.1	125.4	32.8	2,734.7
Transportation	600.3	24.2	5.9	618.6
Total	$17,731.7	$777.1	$152.5	$18,356.3

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of June 30, 2017 and December 31, 2016, approximately 50.4% and 53.8%, respectively, of the Company’s CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions through a lending agent for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of June 30, 2017 and December 31, 2016, the fair value of loaned securities was $178.3 and $270.9, respectively, and is included in Securities pledged on the Condensed Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of June 30, 2017 and December 31, 2016, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $108.8 and $111.0, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Balance Sheets. As of June 30, 2017 and December 31, 2016, liabilities to return collateral of $108.8 and $111.0, respectively, are included in Payables under securities loan agreements, including collateral held on the Condensed Balance Sheets.

During the first quarter of 2016 under an amendment to the securities lending program, the Company began accepting non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected in the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of June 30, 2017 and December 31, 2016, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $76.8 and $168.2, respectively.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	June 30, 2017 (1)(2)	December 31, 2016 (1)(2)
U.S. Treasuries	$15.0	$62.4
U.S. corporate public securities	117.9	174.3
Foreign corporate public securities and foreign governments	52.7	42.5
Payables under securities loan agreements	$185.6	$279.2
(1) As of June 30, 2017 and December 31, 2016, borrowings under securities lending transactions include cash collateral of $108.8 and $111.0, respectively.
(2) As of June 30, 2017 and December 31, 2016, borrowings under securities lending transactions include non-cash collateral of $76.8 and $168.2, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits for any of its investments in VIEs. The Company did not provide any non-contractual financial support and its carrying value represents the Company's exposure to loss. The carrying value of the investments in VIEs was $259.5 and $227.4 as of June 30, 2017 and December 31, 2016, respectively; these investments are included in Limited partnerships/corporations on the Condensed Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Statements of Operations.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of June 30, 2017:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$25.0	$—	$213.7	$3.1	$—	$—	$238.7	$3.1
State, municipalities and political subdivisions	21.9	0.2	120.4	3.8	12.2	1.0	154.5	5.0
U.S. corporate public securities	264.3	1.9	507.5	12.2	113.6	5.0	885.4	19.1
U.S. corporate private securities	90.5	1.3	372.7	10.5	114.7	13.4	577.9	25.2
Foreign corporate public securities and foreign governments	93.3	1.2	53.9	1.7	79.9	7.8	227.1	10.7
Foreign corporate private securities	82.6	0.6	162.6	6.2	25.4	0.8	270.6	7.6
Residential mortgage-backed	45.9	0.3	173.1	5.5	64.6	3.3	283.6	9.1
Commercial mortgage-backed	171.1	1.2	75.1	2.9	8.9	—	255.1	4.1
Other asset-backed	51.1	0.2	21.9	0.2	45.7	1.1	118.7	1.5
Total	$845.7	$6.9	$1,700.9	$46.1	$465.0	$32.4	$3,011.6	$85.4
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

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 93.5% and 90.5% of the average book value as of June 30, 2017 and December 31, 2016, respectively.

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
June 30, 2017
Six months or less below amortized cost	$859.0	$1.5	$7.6	$0.4	231	3
More than six months and twelve months or less below amortized cost	1,774.6	—	50.1	—	357	2
More than twelve months below amortized cost	440.3	21.6	20.2	7.1	140	5
Total	$3,073.9	$23.1	$77.9	$7.5	728	10

December 31, 2016
Six months or less below amortized cost	$5,318.4	$18.5	$147.7	$4.2	955	8
More than six months and twelve months or less below amortized cost	260.5	12.6	15.5	4.0	59	3
More than twelve months below amortized cost	429.5	22.1	29.2	6.6	141	6
Total	$6,008.4	$53.2	$192.4	$14.8	1,155	17

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses			Number of Securities
	< 20%	> 20%		< 20%	> 20%		< 20%	> 20%
June 30, 2017
U.S. Treasuries	$241.8	$—		$3.1	$—		6	—
State, municipalities and political subdivisions	159.5	—		5.0	—		114	—
U.S. corporate public securities	903.6	0.9		18.8	0.3		180	1
U.S. corporate private securities	582.4	20.7		18.4	6.8		68	2
Foreign corporate public securities and foreign governments	236.3	1.5		10.3	0.4		63	2
Foreign corporate private securities	278.2	—	*	7.6	—	*	37	2
Residential mortgage-backed	292.7	—	*	9.1	—	*	138	2
Commercial mortgage-backed	259.2	—	*	4.1	—	*	67	1
Other asset-backed	120.2	—		1.5	—		55	—
Total	$3,073.9	$23.1		$77.9	$7.5		728	10

December 31, 2016
U.S. Treasuries	$463.5	$—		$8.5	$—		11	—
State, municipalities and political subdivisions	292.0	—		11.0	—		185	—
U.S. corporate public securities	2,172.6	12.2		55.0	3.0		374	3
U.S. corporate private securities	995.5	34.2		40.3	9.1		114	3
Foreign corporate public securities and foreign governments	597.8	4.2		29.6	1.0		126	3
Foreign corporate private securities	552.4	—	*	23.1	—	*	61	2
Residential mortgage-backed	478.4	—	*	15.5	—	*	172	3
Commercial mortgage-backed	313.7	2.6		6.4	1.7		66	3
Other asset-backed	142.5	—		3.0	—		46	—
Total	$6,008.4	$53.2		$192.4	$14.8		1,155	17
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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of June 30, 2017, the Company did not have any new commercial mortgage loan troubled debt restructuring and had one new private placement troubled debt restructuring with a pre-modification and post-modification carrying value of $10.6. As of December 31, 2016, the Company had no new troubled debt restructurings for commercial mortgage loans or private placement bonds.

As of June 30, 2017 and December 31, 2016, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company’s investment in mortgage loans as of the dates indicated:

	June 30, 2017			December 31, 2016
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$—	$4,202.9	$4,202.9	$—	$3,882.5	$3,882.5
Collective valuation allowance for losses	N/A	(0.8)	(0.8)	N/A	(1.0)	(1.0)
Total net commercial mortgage loans	$—	$4,202.1	$4,202.1	$—	$3,881.5	$3,881.5
N/A - Not Applicable

There were no impairments taken on the mortgage loan portfolio for the three and six months ended June 30, 2017 and 2016.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	June 30, 2017	December 31, 2016
Collective valuation allowance for losses, balance at January 1	$1.0	$1.0
Addition to (reduction of) allowance for losses	(0.2)	—
Collective valuation allowance for losses, end of period	$0.8	$1.0

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of June 30, 2017 and December 31, 2016, the Company did not have any impaired loans with allowances for losses.

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of June 30, 2017 and December 31, 2016.

There were no loans 30 days or less in arrears, with respect to principal and interest as of June 30, 2017 and December 31, 2016.

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

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

Three Months Ended June 30,
	2017	2016
Impaired loans, average investment during the period (amortized cost) (1)	$—	$—
Interest income recognized on impaired loans, on an accrual basis (1)	—	—
Interest income recognized on impaired loans, on a cash basis (1)	—	—
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	—
(1) Includes amounts for Troubled debt restructured loans.
Six Months Ended June 30,
	2017	2016
Impaired loans, average investment during the period (amortized cost) (1)	$—	$1.8
Interest income recognized on impaired loans, on an accrual basis (1)	—	—
Interest income recognized on impaired loans, on a cash basis (1)	—	—
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	—
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the LTV ratios as of the dates indicated:

	June 30, 2017(1)	December 31, 2016(1)
Loan-to-Value Ratio:
0% - 50%	$455.5	$428.7
> 50% - 60%	1,065.6	1,010.8
> 60% - 70%	2,333.0	2,104.1
> 70% - 80%	341.0	334.7
> 80% and above	7.8	4.2
Total Commercial mortgage loans	$4,202.9	$3,882.5
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	June 30, 2017(1)	December 31, 2016(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$3,189.5	$3,013.6
> 1.25x - 1.5x	670.2	438.9
> 1.0x - 1.25x	235.5	308.2
Less than 1.0x	58.3	77.2
Commercial mortgage loans secured by land or construction loans	49.4	44.6
Total Commercial mortgage loans	$4,202.9	$3,882.5
(1) Balances do not include collective valuation allowance for losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	June 30, 2017(1)		December 31, 2016(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$885.1	21.1%	$887.6	22.9%
South Atlantic	1,044.1	24.9%	979.4	25.2%
Middle Atlantic	537.7	12.8%	494.5	12.7%
West South Central	513.6	12.2%	466.2	12.0%
Mountain	514.4	12.2%	378.5	9.7%
East North Central	425.6	10.1%	400.2	10.3%
New England	63.7	1.5%	64.1	1.7%
West North Central	147.4	3.5%	140.0	3.6%
East South Central	71.3	1.7%	72.0	1.9%
Total Commercial mortgage loans	$4,202.9	100.0%	$3,882.5	100.0%
(1) Balances do not include collective valuation allowance for losses.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	June 30, 2017(1)		December 31, 2016(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$1,159.7	27.6%	$1,144.7	29.5%
Industrial	1,182.4	28.1%	988.2	25.5%
Apartments	905.8	21.6%	832.3	21.4%
Office	701.2	16.7%	668.4	17.2%
Hotel/Motel	89.4	2.1%	82.9	2.1%
Mixed Use	31.3	0.7%	31.1	0.8%
Other	133.1	3.2%	134.9	3.5%
Total Commercial mortgage loans	$4,202.9	100.0%	$3,882.5	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	June 30, 2017 (1)	December 31, 2016 (1)
Year of Origination:
2017	$482.4	$—
2016	960.9	959.3
2015	782.9	795.5
2014	550.8	553.6
2013	590.4	600.5
2012	157.2	169.1
2011 and prior	678.3	804.5
Total Commercial mortgage loans	$4,202.9	$3,882.5
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company’s credit-related and intent-related impairments included in the Condensed Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended June 30,
	2017			2016
	Impairment		No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$—	*	1	$—		—
Foreign corporate public securities and foreign governments(1)	—		—	0.9		1
Foreign corporate private securities(1)	—		—	0.1		1
Residential mortgage-backed	0.1		7	1.3		18
Commercial mortgage-backed	0.1		1	—		—
Other asset-backed	—	*	1	—	*	1
Total	$0.2		10	$2.3		21
(1) Primarily U.S. dollar denominated.
* Less than $0.1.

	Six Months Ended June 30,
	2017			2016
	Impairment		No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$—	*	1	$0.2		1
Foreign corporate public securities and foreign governments(1)	—		—	2.7		2
Foreign corporate private securities(1)	—		—	0.1		1
Residential mortgage-backed	0.4		16	1.9		26
Commercial mortgage-backed	1.6		4	—		—
Other asset-backed	—	*	1	—	*	1
Total	$2.0		22	$4.9		31
(1) Primarily U.S. dollar denominated.
*Less than $0.1.

The above table includes $0.1 and $0.4 of write-downs related to credit impairments for the three and six months ended June 30, 2017, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Statements of Operations. The remaining $0.1 and $1.6 in write-downs for the three and six months ended June 30, 2017, respectively, are related to intent impairments.

The above table includes $2.3 and $3.1 of write-downs related to credit impairments for the three and six months ended June 30, 2016, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Statements of Operations. The remaining zero and $1.8 in write-downs for the three and six months ended June 30, 2016, respectively, are related to intent impairments.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended June 30,
	2017			2016
	Impairment		No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$—	*	1	$—		—
Foreign corporate public securities and foreign governments(1)	—		—	—		—
Residential mortgage-backed	—		—	—		—
Commercial mortgage-backed	0.1		1	—		—
Total	$0.1		2	$—		—
(1) Primarily U.S. dollar denominated.
* Less than $0.1.

	Six Months Ended June 30,
	2017			2016
	Impairment		No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$—	*	1	$—		—
Foreign corporate public securities and foreign governments(1)	—		—	1.8		1
Residential mortgage-backed	—	*	1	—	*	2
Commercial mortgage-backed	1.6		4	—		—
Total	$1.6		6	$1.8		3
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended June 30,
	2017	2016
Balance at April 1	$15.8	$26.9
Additional credit impairments:
On securities previously impaired	0.1	1.0
Reductions:
Increase in cash flows	0.2	—
Securities sold, matured, prepaid or paid down	0.6	1.1
Balance at June 30	$15.1	$26.8

	Six Months Ended June 30,
	2017	2016
Balance at January 1	$20.2	$27.2
Additional credit impairments:
On securities previously impaired	0.3	1.8
Reductions:
Increase in cash flows	0.3	0.1
Securities sold, matured, prepaid or paid down	5.1	2.1
Balance at June 30	$15.1	$26.8

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fixed maturities	$280.8	$303.2	$561.4	$602.9
Equity securities, available-for-sale	0.4	1.1	8.3	1.7
Mortgage loans on real estate	45.1	50.5	89.0	90.1
Policy loans	0.9	1.3	1.6	2.7
Short-term investments and cash equivalents	(0.4)	0.1	0.2	0.3
Other	14.1	5.5	32.2	5.0
Gross investment income	340.9	361.7	692.7	702.7
Less: Investment expenses	15.0	14.8	30.0	29.4
Net investment income	$325.9	$346.9	$662.7	$673.3

As of June 30, 2017 and December 31, 2016, the Company had $2.2 and $6.3 of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fixed maturities, available-for-sale, including securities pledged	$12.1	$6.4	$2.4	$3.6
Fixed maturities, at fair value option	(26.0)	(20.3)	(65.1)	(32.9)
Equity securities, available-for-sale	—	—	0.1	—
Derivatives	(126.8)	28.3	(588.9)	172.8
Embedded derivatives - fixed maturities	(0.8)	—	(2.5)	0.7
Guaranteed benefit derivatives	(23.7)	(54.8)	73.3	(86.0)
Other investments	0.3	—	0.3	0.1
Net realized capital gains (losses)	$(164.9)	$(40.4)	$(580.4)	$58.3
After-tax net realized capital gains (losses)	$(107.2)	$(26.3)	$(377.3)	$37.8

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds on sales	$887.6	$1,106.3	$2,001.2	$1,866.2
Gross gains	15.9	24.7	23.2	54.7
Gross losses	3.7	19.5	11.2	52.6

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

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	June 30, 2017			December 31, 2016
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$18.2	$0.1	$—	$18.2	$0.3	$0.1
Foreign exchange contracts	146.9	1.9	8.6	161.6	13.1	3.7
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	29,112.7	510.1	82.9	38,839.9	530.2	112.5
Foreign exchange contracts	134.0	5.3	3.0	1,222.1	33.3	12.8
Equity contracts	33,208.3	494.3	198.2	28,042.9	399.3	50.1
Credit contracts	502.4	1.2	8.0	204.0	2.6	0.2
Embedded derivatives:
Within fixed maturity investments	N/A	13.1	—	N/A	15.6	—
Within products	N/A	—	3,505.0	N/A	—	3,500.0
Within reinsurance agreements	N/A	3.4	290.3	N/A	(5.9)	145.5
Total		$1,029.4	$4,096.0		$988.5	$3,824.9
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of June 30, 2017 and December 31, 2016. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	June 30, 2017
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$502.4	$1.2	$8.0
Equity contracts	25,763.4	494.2	194.0
Foreign exchange contracts	280.9	7.2	11.6
Interest rate contracts	27,029.6	509.7	82.9
		1,012.3	296.5
Counterparty netting(1)		(280.8)	(280.8)
Cash collateral netting(1)		(704.8)	(13.6)
Securities collateral netting(1)		(11.1)	(0.7)
Net receivables/payables		$15.6	$1.4
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Balance Sheets. As of June 30, 2017, the Company held $753.4 and $17.0 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2016, the Company held $654.8 and $23.0 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of June 30, 2017, the Company delivered $578.8 of securities and held $11.1 of securities as collateral. As of December 31, 2016, the Company delivered $477.3 of securities and held $52.1 of securities as collateral.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$—	$0.1	$0.1	$0.2
Foreign exchange contracts	0.5	0.3	8.7	0.5
Fair value hedges:
Interest rate contracts	—	(1.3)	—	(4.3)
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	127.3	238.6	106.3	603.2
Foreign exchange contracts	(17.3)	22.6	(36.5)	0.5
Equity contracts	(237.3)	(229.4)	(667.7)	(421.6)
Credit contracts	—	(2.6)	0.2	(5.7)
Embedded derivatives:
Within fixed maturity investments(2)	(0.8)	—	(2.5)	0.7
Within products(2)	(23.7)	(54.8)	73.3	(86.0)
Within reinsurance agreements(3)	(108.3)	(222.4)	(135.5)	(443.2)
Total	$(259.6)	$(248.9)	$(653.6)	$(355.7)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Statements of Operations. For the three and six months ended June 30, 2017 and 2016, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Statements of Operations.
(3) Changes in value are included in Interest credited and other benefits to contract owners/policyholders in the Condensed Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of June 30, 2017, the fair values of credit default swaps of $1.2 and $8.0 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Balance Sheets. As of December 31, 2016, the fair values of credit default swaps of $2.6 and $0.2 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Balance Sheets. As of June 30, 2017, the maximum potential future exposure to the Company was $167.0 in credit default swap protection sold.  As of December 31, 2016, the maximum potential future exposure to the Company was $194.0 in credit default swap protection sold.These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$859.4	$8.9	$—	$868.3
U.S. Government agencies and authorities	—	34.1	—	34.1
State, municipalities and political subdivisions	—	555.6	—	555.6
U.S. corporate public securities	—	10,063.9	31.6	10,095.5
U.S. corporate private securities	—	2,559.4	474.1	3,033.5
Foreign corporate public securities and foreign governments(1)	—	2,730.7	0.4	2,731.1
Foreign corporate private securities(1)	—	2,717.8	103.1	2,820.9
Residential mortgage-backed securities	—	1,676.1	28.0	1,704.1
Commercial mortgage-backed securities	—	883.6	18.3	901.9
Other asset-backed securities	—	394.7	48.4	443.1
Total fixed maturities, including securities pledged	859.4	21,624.8	703.9	23,188.1
Equity securities, available-for-sale	12.5	—	12.8	25.3
Derivatives:
Interest rate contracts	0.5	509.7	—	510.2
Foreign exchange contracts	—	7.2	—	7.2
Equity contracts	0.1	423.7	70.5	494.3
Credit contracts	—	1.2	—	1.2
Embedded derivative on reinsurance	—	3.4	—	3.4
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,194.5	85.5	—	1,280.0
Assets held in separate accounts	30,243.7	—	—	30,243.7
Total assets	$32,310.7	$22,655.5	$787.2	$55,753.4
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$2,055.0	$2,055.0
GMAB/GMWB/GMWBL(2)	—	—	1,450.0	1,450.0
Other derivatives:
Interest rate contracts	—	82.9	—	82.9
Foreign exchange contracts	—	11.6	—	11.6
Equity contracts	4.2	190.7	3.3	198.2
Credit contracts	—	8.0	—	8.0
Embedded derivative on reinsurance	—	290.3	—	290.3
Total liabilities	$4.2	$583.5	$3,508.3	$4,096.0
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and six months ended June 30, 2017 and 2016. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended June 30, 2017
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$40.0	$—	$0.5	$9.0	$—	$—	$(0.3)	$—	$(17.6)	$31.6	$—
U.S. corporate private securities	460.6	—	3.9	9.7	—	—	(1.6)	12.2	(10.7)	474.1	—
Foreign corporate public securities and foreign governments(1)	0.4	—	—	—	—	—	—	—	—	0.4	—
Foreign corporate private securities(1)	124.1	—	0.2	—	—	—	—	—	(21.2)	103.1	—
Residential mortgage-backed securities	21.4	(0.7)	—	7.6	—	—	(0.3)	—	—	28.0	(0.7)
Commercial mortgage-backed securities	14.1	—	—	13.9	—	—	(1.9)	—	(7.8)	18.3	—
Other asset-backed securities	27.7	—	0.1	39.0	—	(0.3)	(0.3)	—	(17.8)	48.4	—
Total fixed maturities, including securities pledged	688.3	(0.7)	4.7	79.2	—	(0.3)	(4.4)	12.2	(75.1)	703.9	(0.7)
Equity securities, available-for-sale	12.6	—	0.2	—	—	—	—	—	—	12.8	—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(2,059.5)	(3.9)	—	—	(53.8)	—	62.2	—	—	(2,055.0)	—
GMWB/GMAB/GMWBL(2)	(1,393.8)	(19.8)	—	—	(36.5)	—	0.1	—	—	(1,450.0)	—
Other derivatives, net	61.3	21.6	—	10.4	—	—	(26.1)	—	—	67.2	5.9
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	—	—	—	—	—	—	—	—	—
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2017
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$10.2	$—	$0.4	$14.9	$—	$—	$(0.4)	$6.5	$—	$31.6	$—
U.S. corporate private securities	413.6	—	5.7	54.0	—	—	(2.5)	14.0	(10.7)	474.1	—
Foreign corporate public securities and foreign governments(1)	0.4	—	—	—	—	—	—	—	—	0.4	—
Foreign corporate private securities(1)	143.5	0.1	(1.0)	—	—	—	(18.2)	—	(21.3)	103.1	0.1
Residential mortgage-backed securities	22.5	(1.1)	(0.3)	7.5	—	—	(0.6)	—	—	28.0	(1.1)
Commercial mortgage-backed securities	7.7	(0.1)	(0.1)	13.9	—	—	(3.1)	—	—	18.3	(0.1)
Other asset-backed securities	30.7	—	0.1	39.0	—	—	(0.6)	—	(20.8)	48.4	—
Total fixed maturities, including securities pledged	628.6	(1.1)	4.8	129.3	—	—	(25.4)	20.5	(52.8)	703.9	(1.1)
Equity securities, available-for-sale	7.1	—	0.2	5.5	—	—	—	—	—	12.8	—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,987.5)	(62.9)	—	—	(107.9)	—	103.3	—	—	(2,055.0)	—
GMWB/GMAB/GMWBL(2)	(1,512.5)	136.2	—	—	(73.9)	—	0.2	—	—	(1,450.0)	—
Other derivatives, net	34.3	57.7	—	17.8	—	—	(46.3)	3.7	—	67.2	29.2
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	5.0	—	—	—	—	(5.0)	—	—	—	—	—
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended June 30, 2016
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$0.6	$(0.1)	$0.6	$—	$—	$(0.7)	$—	$24.6	$—	$25.0	$—
U.S. corporate private securities	299.7	(0.1)	7.2	26.1	—	—	(2.4)	5.9	—	336.4	(0.1)
Foreign corporate public securities and foreign governments(1)	1.2	(0.8)	—	—	—	—	—	—	—	0.4	(0.9)
Foreign corporate private securities(1)	160.5	(1.2)	4.6	—	—	(10.8)	(8.4)	6.5	—	151.2	—
Residential mortgage-backed securities	27.6	(0.7)	0.1	—	—	—	—	—	—	27.0	(0.7)
Commercial mortgage-backed securities	6.4	—	0.1	—	—	—	(1.1)	10.6	(6.4)	9.6	—
Other asset-backed securities	10.8	—	0.2	21.2	—	—	(0.3)	—	—	31.9	—
Total fixed maturities, including securities pledged	506.8	(2.9)	12.8	47.3	—	(11.5)	(12.2)	47.6	(6.4)	581.5	(1.7)
Equity securities, available-for-sale	7.0	—	0.3	—	—	—	—	—	—	7.3	—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,647.7)	37.6	—	—	(45.6)	—	51.1	—	—	(1,604.6)	—
GMWB/GMAB/GMWBL(2)	(2,081.0)	(92.4)	—	—	(36.7)	—	0.2	—	—	(2,209.9)	—
Other derivatives, net	8.0	(1.3)	—	7.0	—	—	—	—	—	13.7	5.7
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and six months ended June 30, 2017 and 2016, the transfers in and out of Level 3 for fixed maturities and other derivatives were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of June 30, 2017:

Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA
Long-term equity implied volatility	15% to 25%		15% to 25%		—
Interest rate implied volatility	0.1% to 16%		0.1% to 16%		—
Correlations between:
Equity Funds	-13% to 99%		-13% to 99%		—
Equity and Fixed Income Funds	-38% to 62%		-38% to 62%		—
Interest Rates and Equity Funds	-32% to 26%		-32% to 26%		—
Nonperformance risk	0.45% to 1.2%		0.45% to 1.2%		0.45% to 1.2%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—
Partial Withdrawals	—		0% to 3.4%		0% to 10%
Lapses	0.11% to 12.15%	(3)(4)	0.4% to 19.1%	(3)(4)	0% to 60%	(3)
Mortality	—	(5)	—	(5)	—	(5)

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of policies, approximately 45% are taking systematic withdrawals. The Company assumes that 85% of all policies will begin systematic withdrawals either immediately or after a delay period, with 100% utilizing at age 100. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money." The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of June 30, 2017 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)**
< 60	$1.7	$0.1	$1.8	9.8
60-69	5.4	0.3	5.7	4.7
70+	5.7	0.3	6.0	2.8
	$12.8	$0.7	$13.5	5.3
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
(4) The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period or at the shock lapse period and to whether they are "in the money" or "out of the money" as of June 30, 2017 (account value amounts are in $ billions). Lapse ranges are based on weighted average ranges of underlying account value exposure.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

		GMAB		GMWB/GMWBL
	Moneyness	Account Value	Lapse Range	Account Value	Lapse Range
During Surrender Charge Period
	In the Money**	$—	0.4% to 6.9%	$1.2	0.1% to 4.5%
	Out of the Money	—	1.6% to 7.6%	0.1	0.6% to 4.7%
Shock Lapse Period
	In the Money**	$—	4.7% to 17.3%	$2.7	2.3% to 11.6%
	Out of the Money	—	17.3% to 19.1%	0.1	11.6% to 12.2%
After Surrender Charge Period
	In the Money**	$—	2.8% to 10.6%	$9.0	1.4% to 6.7%
	Out of the Money	0.1	10.6% to 11.7%	1.0	6.7% to 7.0%
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$23,188.1	$23,188.1	$23,269.5	$23,269.5
Equity securities, available-for-sale	25.3	25.3	18.7	18.7
Mortgage loans on real estate	4,202.1	4,254.5	3,881.5	3,940.3
Policy loans	70.1	70.1	74.7	74.7
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,280.0	1,280.0	1,380.5	1,380.5
Derivatives	1,012.9	1,012.9	978.8	978.8
Other investments	13.5	13.5	18.6	18.6
Deposits from affiliates	—	—	157.8	158.0
Embedded derivative on reinsurance	3.4	3.4	(5.9)	(5.9)
Assets held in separate accounts	30,243.7	30,243.7	30,933.7	30,933.7
Liabilities:
Investment contract liabilities:
Deferred annuities(1)	19,574.9	19,432.0	19,443.1	19,193.3
Funding agreements with fixed maturities	75.1	73.7	357.8	355.0
Supplementary contracts, immediate annuities and other	2,775.3	3,046.6	2,724.1	2,956.3
Derivatives:
Guaranteed benefit derivatives:
FIA	2,055.0	2,055.0	1,987.5	1,987.5
GMAB/GMWB/GMWBL	1,450.0	1,450.0	1,512.5	1,512.5
Other derivatives	300.7	300.7	179.4	179.4
Long-term debt	435.0	564.8	435.0	543.2
Embedded derivative on reinsurance	290.3	290.3	145.5	145.5
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2017
	DAC	VOBA		Total
Balance as of January 1, 2017	$1,685.0	$30.7		$1,715.7
Deferrals of commissions and expenses	52.5	—		52.5
Amortization:
Amortization, excluding unlocking	(118.3)	(4.2)		(122.5)
Unlocking (1)	44.7	0.5		45.2
Interest accrued	30.9	1.0	(2)	31.9
Net amortization included in the Condensed Statements of Operations	(42.7)	(2.7)		(45.4)
Change due to unrealized capital gains/losses on available-for-sale securities	(153.1)	(1.7)		(154.8)
Balance as of June 30, 2017	$1,541.7	$26.3		$1,568.0

	2016
	DAC	VOBA		Total
Balance as of January 1, 2016	$2,100.2	$44.6		$2,144.8
Deferrals of commissions and expenses	67.4	—		67.4
Amortization:
Amortization	333.3	(3.9)		329.4
Unlocking (1)	32.7	0.2		32.9
Interest accrued	25.9	1.2	(2)	27.1
Net amortization included in the Condensed Statements of Operations	391.9	(2.5)		389.4
Change due to unrealized capital gains/losses on available-for-sale securities	(647.7)	(18.6)		(666.3)
Balance as of June 30, 2016	$1,911.8	$23.5		$1,935.3
(1) Includes loss recognition of $102.8 related to DAC and $0.5 related to VOBA for the six months ended June 30, 2016. Additionally, DAC/VOBA unlocking includes the impacts of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking.
(2) Interest accrued at the following rates for VOBA: 3.8% to 5.8% during 2017 and 3.9% to 5.8% during 2016.

The Company had no loss recognition related to Sales inducements to contract owners for the three and six months ended June 30, 2017. Loss recognition related to Sales inducements to contract owners for the three and six months ended June 30, 2016 was $4.7 and $24.2, respectively.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	June 30,
	2017	2016
Fixed maturities, net of OTTI	$1,160.7	$1,700.6
Equity securities, available-for-sale	4.8	4.8
Derivatives	(4.8)	9.6
DAC/VOBA, Sales inducements and other intangibles adjustments on available-for-sale securities	(566.9)	(1,013.8)
Other	(35.3)	(35.5)
Unrealized capital gains (losses), before tax	558.5	665.7
Deferred income tax asset (liability)	(9.9)	(47.4)
Unrealized capital gains (losses), after tax	548.6	618.3
Pension and other postretirement benefits liability, net of tax	0.5	0.6
AOCI	$549.1	$618.9

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Statements of Operations, were as follows for the periods indicated:

	Three Months Ended June 30, 2017
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$293.1		$(102.6)	$190.5
Equity securities	0.1		(0.1)	—
Other	(0.1)		—	(0.1)
OTTI	0.4		(0.1)	0.3
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	(12.1)		4.2	(7.9)
DAC/VOBA, Sales inducements and other intangibles	(149.6)		52.4	(97.2)
Change in unrealized gains/losses on available-for-sale securities	131.8		(46.2)	85.6

Derivatives:
Derivatives	(4.9)	(1)	1.7	(3.2)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—	—
Change in unrealized gains/losses on derivatives	(4.9)		1.7	(3.2)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	—		—	—
Change in pension and other postretirement benefits liability	—		—	—
Change in Accumulated other comprehensive income (loss)	$126.9		$(44.5)	$82.4

(1) See the Derivative Financial Instruments Note to these Condensed Financial Statements for additional information.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2017
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$397.1		$(139.0)	$258.1
Equity securities	1.3		(0.5)	0.8
Other	0.1		—	0.1
OTTI	5.2		(1.8)	3.4
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	(2.4)		0.8	(1.6)
DAC/VOBA, Sales inducements and other intangibles	(195.3)	(1)	68.4	(126.9)
Change in unrealized gains/losses on available-for-sale securities	206.0		(72.1)	133.9

Derivatives:
Derivatives	(15.1)	(2)	5.3	(9.8)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—	—
Change in unrealized gains/losses on derivatives	(15.1)		5.3	(9.8)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	(0.1)		—	(0.1)
Change in pension and other postretirement benefits liability	(0.1)		—	(0.1)
Change in Accumulated other comprehensive income (loss)	$190.8		$(66.8)	$124.0

(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Financial Statements for additional information.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2016
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$607.0		$(237.2)	$369.8
Equity securities	1.3		(0.4)	0.9
Other	0.2		—	0.2
OTTI	1.2		(0.4)	0.8
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	(6.4)		2.2	(4.2)
DAC/VOBA, Sales inducements and other intangibles	(380.8)		133.3	(247.5)
Change in unrealized gains/losses on available-for-sale securities	222.5		(102.5)	120.0

Derivatives:
Derivatives	(0.4)	(1)	0.2	(0.2)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—	—
Change in unrealized gains/losses on derivatives	(0.4)		0.2	(0.2)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	—		—	—
Change in pension and other postretirement benefits liability	—		—	—
Change in Accumulated other comprehensive income (loss)	$222.1		$(102.3)	$119.8

(1) See the Derivative Financial Instruments Note to these Condensed Financial Statements for additional information.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2016
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,295.0		$(453.2)	$841.8
Equity securities	0.9		(0.3)	0.6
Other	0.4		(0.1)	0.3
OTTI	2.5		(0.9)	1.6
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	(3.6)		1.2	(2.4)
DAC/VOBA, Sales inducements and other intangibles	(832.5)	(1)	291.4	(541.1)
Change in unrealized gains/losses on available-for-sale securities	462.7		(161.9)	300.8

Derivatives:
Derivatives	(2.2)	(2)	0.8	(1.4)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—	—
Change in unrealized gains/losses on derivatives	(2.2)		0.8	(1.4)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	(0.1)		—	(0.1)
Change in pension and other postretirement benefits liability	(0.1)		—	(0.1)
Change in Accumulated other comprehensive income (loss)	$460.4		$(161.1)	$299.3
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Income Taxes

The Company's effective tax rates for the three and six months ended June 30, 2017 were 98.2% and 56.0%, respectively. The effective tax rates differed from the statutory rate of 35% for the three and six months ended June 30, 2017 due to an increase in the tax valuation allowance and the effect of the dividends received deduction ("DRD").

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

Under this agreement, the Company did not incur interest expense for the three and six months ended June 30, 2017 and 2016. The Company earned $1.2 and $1.5 in interest income for the three and six months ended June 30, 2017, respectively, and earned $0.6 and $0.8 in interest income for the three and six months ended June 30, 2016, respectively. As of June 30, 2017 and December 31, 2016 , the Company did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement.

For information on the Company's additional financing agreements, see the Related Party Transactions Note in the Financial Statements in Part II, Item 8. in the Company's Annual Report on Form 10-K.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.    Commitments and Contingencies

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of June 30, 2017 and December 31, 2016, the Company had off-balance sheet commitments to acquire mortgage loans of $159.4 and $261.3, respectively, and purchase limited partnerships and private placement investments of $409.8 and $366.2, respectively.

Federal Home Loan Bank Funding

The Company is a member of the FHLB of Des Moines and is required to pledge collateral to back funding agreements issued to the FHLB. As of June 30, 2017 and December 31, 2016, the Company had $75.1 and $200.1, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB. These non-putable funding agreements are included in Future policy benefits and contract owner account balances on the Condensed Balance Sheets. As of June 30, 2017 and December 31, 2016, assets with a market value of $102.5 and $235.7, respectively, collateralized the funding agreements to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Balance Sheets.

Subsequent to June 30, 2017, the Company issued an additional $290.0 of funding agreements to the FHLB and pledged assets as required collateral.

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

	June 30, 2017	December 31, 2016
Fixed maturity collateral pledged to FHLB(1)	$102.5	$235.7
FHLB restricted stock(2)	13.0	18.0
Other fixed maturities-state deposits	10.8	10.5
Securities pledged(3)	757.1	748.2
Total restricted assets	$883.4	$1,012.4
(1) Included in Fixed Maturities, available-for-sale, at fair value on the Condensed Balance Sheets.
(2) Included in Other investments on the Condensed Balance Sheets.
(3) Includes the fair value of loaned securities of $178.3 and $270.9 as of June 30, 2017 and December 31, 2016, respectively. In addition, as of June 30, 2017 and December 31, 2016, the Company delivered securities as collateral of $578.8 and $477.3, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2017, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, is not material to the Company.

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

10.    Related Party Transactions

Operating Agreements

The Company and its affiliate, Voya Investment Management, LLC (“VIM”) are parties to an intercompany agreement dated December 22, 2010, as amended, pursuant to which, effective January 1, 2010, VIM or one of its subsidiaries agreed to pay the Company, on a monthly basis, a portion of the revenues VIM or one of its subsidiaries earn as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company's variable insurance products. Effective May 1, 2017, Voya Investments, LLC (“VIL”), a subsidiary of VIM, was appointed investment adviser for certain additional U.S. registered investment companies previously managed by an affiliate, Directed Services, LLC (“DSL”) - See terminated agreement below. Consequently, on June 29, 2017, the Company and VIM entered into an amendment, to the VIM intercompany agreement to amend and restate, effective May 1, 2017, to reflect VIL as investment adviser for these additional U.S registered investment companies.

In light of the above, effective April 30, 2017, the Company and DSL terminated an intercompany agreement dated December 22, 2010 with an effective date of January 1, 2010, pursuant to which, DSL paid the Company, a portion of the revenues DSL earned

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company's variable insurance products.

For the three and six months ended June 30, 2017, revenues with affiliated entities related to the operating agreements disclosed in the Related Party Transactions Note in the Financial Statements in Part II, Item 8. in the Company's Annual Report on Form 10-K and reflecting changes to these operating agreements described above were $38.9 and $76.2, respectively. For the three and six months ended June 30, 2016, revenues with affiliated entities related to the aforementioned operating agreements were $35.7 and $70.8, respectively. For the three and six months ended June 30, 2017, expenses with affiliated entities related to the aforementioned operating agreements, as amended, were $91.4 and $188.1, respectively. For the three and six months ended June 30, 2016, expenses with affiliated entities related to the aforementioned operating agreements were $93.6 and $190.4, respectively.

Reinsurance Agreements

Reinsurance Ceded

As of June 30, 2017 and December 31, 2016, total reserves ceded to affiliates were $6,526.6 and $6,750.8, respectively. For the three and six months ended June 30, 2017, premiums ceded to affiliates were $37.7 and $74.9, respectively. For the three and six months ended June 30, 2016, premiums ceded to affiliates were $94.0 and $198.7, respectively.

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

The impacts of these agreements on the Condensed Balance Sheets as of the dates indicated are as follows:

	June 30, 2017	December 31, 2016
Assets on deposit in trust	$6,158.3	$6,504.5
Funds withheld liability(1)	5,869.1	6,356.8
Embedded derivative(1)	289.2	147.6
Reserves ceded(2)	6,322.8	6,545.9
Deferred loss(3)	254.1	269.1
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Reinsurance Assumed

As of June 30, 2017 and December 31, 2016, total reserves assumed from affiliates were $407.8 and $418.7, respectively. For the three and six months ended June 30, 2017, premiums assumed from affiliates were $107.6 and $210.0, respectively. For the three and six months ended June 30, 2016, premiums assumed from affiliates were $111.5 and $214.8, respectively.

Deposits Receivable

Guaranteed Investment Contract - Coinsurance

Effective August 20, 1999, the Company entered into a Facultative Coinsurance Agreement with its affiliate, SLD. Under the terms of the agreement, the Company facultatively cedes, from time to time, certain guaranteed investment contracts and funding agreements to SLD on a 100% coinsurance basis. The coinsurance agreement is accounted for using the deposit method. As of June 30, 2017, there was no outstanding deposit balance as the underlying contracts matured during the six months ended June 30, 2017. As of December 31, 2016, the deposit receivable was $157.8.

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

The following discussion and analysis presents a review of our results of operations for the three and six months ended June 30, 2017 and 2016 and financial condition as of June 30, 2017 and December 31, 2016. This item should be read in its entirety and in conjunction with the Condensed Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K for the year ended December 31, 2016 ("Annual Report on Form 10-K").

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

We have one operating segment.

The focus in managing our closed block of variable annuity products continues to be on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market movements on capital resources, rather than mitigating earnings volatility. Additionally, we continue to judiciously seek opportunities to accelerate the run-off of the block, such as through our recent offerings of enhanced income for eligible guaranteed minimum income benefit ("GMIB") which allowed for optional early annuitization. For example, in recent years we have made several income enhancement offers to holders of a particular series of GMIB contracts, under which policy holders were offered an incentive to annuitize prior to the end of the waiting period, and we have waived the remaining waiting period on these GMIB contracts. In the first quarter of 2017, we launched our first GMIB enhanced surrender value offer and we intend to launch our second GMIB enhanced surrender value offer in the third quarter of 2017. These enhanced surrender value offers provide certain GMIB policyholders an option to surrender their contracts in exchange for an enhancement to their contract's surrender value.

Recent Events

On July 31, 2017, our affiliate, Voya Services Company (“Voya Services”) entered into a servicing agreement with a third-party service provider (the “service provider”). Under the agreement, the service provider will provide Voya Services with a broad range of information technology services such as application development and maintenance; infrastructure management and support including for servers, storage and network devices; service desk; security; general service and operations management; and disaster recovery and business continuity. The service provider will be responsible for providing certain computing assets such as server and network hardware. There will be a transition period in connection with the service provider assuming responsibility for these operations. Voya Services will retain responsibility for, among other things, its technology architecture, security strategy, program governance and regulatory oversight responsibilities. The agreement is designed to allow for additional statements of work for additional projects and services to be added in the future.
As part of the transaction, Voya Services expects that certain of its employees will become employees of the service provider, and that certain current employee positions will be eliminated. Under the terms of the agreement, employees of Voya Services transferring to the service provider will become part of the team providing services to Voya Services under the agreement for a minimum period of between one and two years. The services will be provided on Voya Services’ premises, and also at the service provider’s facilities both inside and outside of the United States.
The initial term of the agreement is for five years. Voya Services has the right to extend the initial term for up to three optional extension periods of one year each, by giving notice the service provider no less than 60 days prior to the end of the then-current term. Further, Voya Services has additional rights to extend the agreement for up to an additional 24 months as part of the service provider’s assistance obligations; this extension right applies to any expiration or early termination of the agreement.
Expenses related to this agreement and other related charges are allocated to us under various existing intercompany services agreements.

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

We also review the recoverability of DAC, VOBA and DSI balances each period. These assets are deemed to be unrecoverable if the estimated gross profits do not exceed these balances and a write-down is recorded as loss recognition. During the three and six months ended June 30, 2016, we recognized loss recognition of $24.7 million and $127.5 million, respectively, before income taxes, of which $20.0 million and $103.3 million, respectively, was recorded to Net amortization of DAC and VOBA, and $4.7 million and $24.2 million, respectively, was recorded to Interest credited and other benefits to contract owners, in the Condensed Statements of Operations, with a corresponding decrease on the Condensed Balance Sheets to Deferred policy acquisition costs, Value of business acquired, and Sales inducements to contract owners. During the three and six months ended June 30, 2016, we also established premium deficiency reserves of $4.5 million and $10.7 million, respectively, before tax related to certain payout annuity contracts, which was recorded as an increase in Future policy benefits and contract owner account balances with a corresponding increase in Deposits, premiums receivable and reinsurance recoverable, as the reserves are ceded to an affiliate on a 100% coinsurance and coinsurance funds withheld basis. As a result, the establishment of these premium deficiency reserves had no impact on the Condensed Statements of Operations for the three and six months ended June 30, 2016.

During the three and six months ended June 30, 2017, no loss recognition was recognized and no premium deficiency reserves were established.

Income Taxes

Our effective tax rates for the three and six months ended June 30, 2017 were 98.2% and 56.0%, respectively. The effective tax rate differed from the statutory rate of 35% for the three and six months ended June 30, 2017 due to an increase in the tax valuation allowance and the effect of the dividends received deduction ("DRD").

Our effective tax rates for the three and six months ended June 30, 2016 were 89.4% and 90.7%, respectively. The effective tax rates differed from the statutory rate of 35% for the three and six months ended June 30, 2016 due to an increase in the tax valuation allowance and the effect of the DRD.

Results of Operations

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Net investment income	$325.9	$346.9	$662.7	$673.3
Fee income	145.3	157.6	291.8	311.3
Premiums	123.5	128.9	236.1	248.0
Net realized capital gains (losses):
Total other-than-temporary impairments	(0.2)	(1.5)	(1.7)	(3.6)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	0.8	0.3	1.3
Net other-than-temporary impairments recognized in earnings	(0.2)	(2.3)	(2.0)	(4.9)
Other net realized capital gains (losses)	(164.7)	(38.1)	(578.4)	63.2
Total net realized capital gains (losses)	(164.9)	(40.4)	(580.4)	58.3
Other revenue	4.8	4.6	7.8	9.5
Total revenues	434.6	597.6	618.0	1,300.4
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	296.9	610.0	100.2	1,395.4
Operating expenses	105.0	115.2	215.5	235.8
Net amortization of Deferred policy acquisition costs and Value of business acquired	(9.9)	(175.7)	45.4	(389.4)
Interest expense	7.0	7.0	14.0	14.0
Other expense	2.8	1.9	12.6	6.3
Total benefits and expenses	401.8	558.4	387.7	1,262.1
Income (loss) before income taxes	32.8	39.2	230.3	38.3
Income tax expense (benefit)	32.2	35.0	128.9	34.7
Net income (loss)	$0.6	$4.2	$101.4	$3.6

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Our Net income for the three months ended June 30, 2017 decreased $3.6 million from $4.2 million to $0.6 million primarily due to unfavorable changes in Net amortization of DAC and VOBA, higher Total net realized capital losses, lower Net investment income, lower Fee income and lower Premiums, partially offset by lower Interest credited and other benefits to contract owners/policyholders and Operating expenses.

Revenues

Total revenues decreased $163.0 million from $597.6 million to $434.6 million primarily due to higher Total net realized capital losses, lower Net investment income, lower Fee income and lower Premiums.

Net investment income decreased $21.0 million from $346.9 million to $325.9 million primarily due to lower prepayment fee income, lower general account assets and lower yields, including the impact of the continued low interest rate environment on reinvestment rates, partially offset by higher alternative investment income.

Fee income decreased $12.3 million from $157.6 million to $145.3 million primarily due to lower average separate account assets under management resulting from the continued runoff of our closed block of variable annuity business.

Premiums decreased $5.4 million from $128.9 million to $123.5 million primarily due to lower in-force group life business.

Total net realized capital losses increased $124.5 million from $40.4 million to $164.9 million primarily due to unfavorable changes in annuity hedging derivatives, partially offset by a favorable change in the fair value of embedded derivatives on product guarantees. Under the variable annuity and fixed indexed annuity hedge programs, changes in equity markets and interest rates during the current period resulted in net unfavorable changes in equity, interest and foreign exchange derivatives of $153.1 million (net loss of $121.8 million in the current period compared to a net gain of $31.3 million during the prior period). A portion of these derivative losses were ceded to an affiliate under the combined coinsurance and coinsurance funds withheld agreement (loss of $137.9 million in the current period compared to a gain of $63.7 million in the prior period), and an offset was recorded to Interest credited and other benefits to contract owners/policyholders. See the Related Party Transactions Note in our Condensed Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on the combined coinsurance and coinsurance funds withheld agreement. The net favorable changes of $31.1 million in the fair value of embedded derivatives on variable annuity and fixed indexed annuity product guarantees (from a loss of $54.8 million in the prior period to a loss of $23.7 million in the current period) were primarily due to favorable impacts resulting from interest rate, equity markets, and volatility movements, partially offset by unfavorable changes in nonperformance risk.

Benefits and Expenses

Total benefits and expenses decreased $156.6 million from $558.4 million to $401.8 million primarily due to lower Interest credited and other benefits to contract owners/policyholders and Operating expenses, partially offset by unfavorable changes in Net amortization of DAC and VOBA.

Interest credited and other benefits to contract owners/policyholders decreased $313.1 million from $610.0 million in the prior period to $296.9 million in the current period primarily due to the change in the amount of equity and interest rate derivative gains transferred under the combined coinsurance and coinsurance funds withheld agreement with an affiliate (the corresponding offsetting amount is reported in Total net realized capital gains (losses)) and the change in the embedded derivatives on the coinsurance funds withheld arrangements resulting from equity market and interest rate movements.

Operating expenses decreased $10.2 million from $115.2 million in the prior period to $105.0 million in the current period primarily due to higher legal reserve accruals in the prior period and the continued runoff of our closed block of variable annuity business.

Net amortization of DAC and VOBA changed $165.8 million from a benefit of $175.7 million to a benefit of $9.9 million primarily due to higher gross profits, partially offset by loss recognition in the prior period which did not reoccur in the current period.

Income Taxes

Income tax expense decreased $2.8 million from $35.0 million to $32.2 million primarily due to a decrease in income before income taxes, a lower increase in the tax valuation allowance, partially offset by a decrease in the benefit associated with the DRD.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Our Net income for the six months ended June 30, 2017 increased $97.8 million from $3.6 million to $101.4 million primarily due to lower Interest credited and other benefits to contract owners/policyholders and Operating Expenses, partially offset by unfavorable changes in Total net realized capital gains (losses) and Net amortization of DAC and VOBA, higher Income tax expense, and lower Fee income, Premiums and Net investment income.

Revenues

Total revenues decreased $682.4 million from $1,300.4 million to $618.0 million primarily due to unfavorable changes in Total net realized capital gains (losses) and lower Fee income, Premiums, and Net Investment Income.

Net investment income decreased $10.6 million from $673.3 million to $662.7 million primarily due to lower prepayment fee income, lower general account assets and lower yields, including the impact of the continued low interest rate environment on reinvestment rates, partially offset by higher alternative investment income.

Fee income decreased $19.5 million from $311.3 million to $291.8 million primarily due to lower average separate account assets under management resulting from the continued runoff of our closed block of variable annuity business.

Premiums decreased $11.9 million from $248.0 million to $236.1 million primarily due to lower Fixed Indexed Annuity ("FIA") sales and in-force group life business.

Total net realized capital gains (losses) changed $638.7 million from a gain of $58.3 million to a loss of $580.4 million primarily due to unfavorable changes in annuity hedging derivatives, partially offset by a favorable change in the fair value of embedded derivatives on product guarantees. Under the variable annuity and fixed indexed annuity hedge programs, changes in equity markets and interest rates during the current period resulted in net unfavorable changes in equity, interest and foreign exchange derivatives of $776.7 million compared to the prior period (net loss of $591.4 million in the current period compared to a net gain of $185.3 million during the prior period). A portion of these derivative losses were ceded to an affiliate under the combined coinsurance and coinsurance funds withheld agreement (loss of $650.3 million in the current period compared to a gain of $302.9 million in the prior period), and an offset was recorded to Interest credited and other benefits to contract owners/policyholders. The net favorable changes of $159.3 million in the fair value of embedded derivatives on variable annuity and fixed indexed annuity product guarantees (from a loss of $86.0 million in the prior period to a gain of $73.3 million in the current period) were primarily due to favorable impacts resulting from interest rate, equity markets, and volatility movements, partially offset by unfavorable changes in nonperformance risk.

Benefits and Expenses

Total benefits and expenses decreased $874.4 million from $1,262.1 million to $387.7 million primarily due to lower Interest credited and other benefits to contract owners/policyholders and Operating expenses, partially offset by unfavorable changes in Net amortization of DAC and VOBA.

Interest credited and other benefits to contract owners/policyholders decreased $1,295.2 million from $1,395.4 million to $100.2 million primarily due to the change in the amount of equity and interest rate derivative gains transferred under the combined coinsurance and coinsurance funds withheld agreement with an affiliate (the corresponding offsetting amount is reported in Total net realized capital gains (losses)) and the change in the embedded derivative on the coinsurance funds withheld arrangements resulting from equity market and interest rate movements.

Operating expenses decreased $20.3 million from $235.8 million to $215.5 million primarily due to adverse experience on a stop loss agreement in the prior period that did not reoccur, higher legal reserve accruals in the prior period and the continued runoff of our closed block variable annuity business.

Net amortization of DAC and VOBA changed $434.8 million from a benefit of $389.4 million to an expense of $45.4 million primarily due to higher gross profits, partially offset by loss recognition in the prior period which did not reoccur in the current period.

Income Taxes

Income tax expense increased $94.2 million from $34.7 million to $128.9 million primarily due to an increase in income before income taxes, a higher increase in the tax valuation allowance and a decrease in the benefit associated with the DRD.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	June 30, 2017		December 31, 2016
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$21,776.1	75.5%	$21,873.8	75.6%
Fixed maturities, at fair value using the fair value option	654.9	2.3%	647.5	2.2%
Equity securities, available-for-sale	25.3	0.1%	18.7	0.1%
Short-term investments(1)	85.5	0.3%	429.7	1.5%
Mortgage loans on real estate	4,202.1	14.6%	3,881.5	13.4%
Policy loans	70.1	0.2%	74.7	0.3%
Limited partnerships/corporations	259.5	0.9%	227.4	0.8%
Derivatives	1,012.9	3.5%	978.8	3.4%
Other investments	13.5	—%	18.6	0.1%
Securities pledged	757.1	2.6%	748.2	2.6%
Total investments	$28,857.0	100.0%	$28,898.9	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	June 30, 2017
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$819.1	3.7%	$868.3	3.7%
U.S. Government agencies and authorities	29.2	0.1%	34.1	0.1%
State, municipalities and political subdivisions	544.1	2.5%	555.6	2.4%
U.S. corporate public securities	9,446.0	42.9%	10,095.5	43.5%
U.S. corporate private securities	2,951.0	13.4%	3,033.5	13.1%
Foreign corporate public securities and foreign governments(1)	2,594.8	11.8%	2,731.1	11.9%
Foreign corporate private securities(1)	2,707.8	12.3%	2,820.9	12.2%
Residential mortgage-backed securities	1,594.9	7.2%	1,704.1	7.3%
Commercial mortgage-backed securities	891.1	4.1%	901.9	3.9%
Other asset-backed securities	436.3	2.0%	443.1	1.9%
Total fixed maturities, including securities pledged	$22,014.3	100.0%	$23,188.1	100.0%
(1) Primarily U.S. dollar denominated.
	December 31, 2016
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$946.4	4.2%	$982.9	4.2%
U.S. Government agencies and authorities	29.4	0.1%	33.0	0.1%
State, municipalities and political subdivisions	500.1	2.2%	497.4	2.1%
U.S. corporate public securities	9,992.8	44.5%	10,444.7	44.9%
U.S. corporate private securities	2,753.6	12.2%	2,777.6	12.0%
Foreign corporate public securities and foreign governments(1)	2,620.2	11.7%	2,689.1	11.6%
Foreign corporate private securities(1)	2,734.6	12.2%	2,815.4	12.1%
Residential mortgage-backed securities	1,647.0	7.3%	1,749.7	7.5%
Commercial mortgage-backed securities	951.2	4.2%	957.1	4.1%
Other asset-backed securities	317.8	1.4%	322.6	1.4%
Total fixed maturities, including securities pledged	$22,493.1	100.0%	$23,269.5	100.0%
(1) Primarily U.S. dollar denominated.

As of June 30, 2017, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 7.5 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management’s Narrative Analysis of the Results of Operations and Financial Condition in our Financial Statements in Part II, Item 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	June 30, 2017
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$868.3	$—	$—	$—	$—	$—	$868.3
U.S. Government agencies and authorities	34.1	—	—	—	—	—	34.1
State, municipalities and political subdivisions	513.7	41.6	0.3	—	—	—	555.6
U.S. corporate public securities	5,403.0	4,305.2	312.1	70.7	4.5	—	10,095.5
U.S. corporate private securities	1,332.5	1,564.4	86.2	47.9	—	2.5	3,033.5
Foreign corporate public securities and foreign governments(1)	1,370.2	1,178.2	167.6	11.0	3.7	0.4	2,731.1
Foreign corporate private securities(1)	357.3	2,266.4	184.8	9.2	1.3	1.9	2,820.9
Residential mortgage-backed securities	1,594.1	63.8	5.9	7.0	13.7	19.6	1,704.1
Commercial mortgage-backed securities	901.2	—	—	—	—	0.7	901.9
Other asset-backed securities	377.1	44.6	14.8	0.7	—	5.9	443.1
Total fixed maturities	$12,751.5	$9,464.2	$771.7	$146.5	$23.2	$31.0	$23,188.1
% of Fair Value	55.0%	40.8%	3.3%	0.7%	0.1%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2016
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$982.9	$—	$—	$—	$—	$—	$982.9
U.S. Government agencies and authorities	33.0	—	—	—	—	—	33.0
State, municipalities and political subdivisions	463.7	33.4	0.3	—	—	—	497.4
U.S. corporate public securities	5,683.5	4,375.9	311.4	53.4	12.5	8.0	10,444.7
U.S. corporate private securities	1,299.0	1,358.8	80.5	36.8	—	2.5	2,777.6
Foreign corporate public securities and foreign governments(1)	1,438.7	1,049.6	179.8	18.3	2.3	0.4	2,689.1
Foreign corporate private securities(1)	399.7	2,219.1	180.1	9.3	1.3	5.9	2,815.4
Residential mortgage-backed securities	1,690.6	9.7	6.0	7.4	14.9	21.1	1,749.7
Commercial mortgage-backed securities	956.2	—	—	0.9	—	—	957.1
Other asset-backed securities	269.4	36.3	12.8	0.6	—	3.5	322.6
Total fixed maturities	$13,216.7	$9,082.8	$770.9	$126.7	$31.0	$41.4	$23,269.5
% of Fair Value	56.9%	39.0%	3.3%	0.5%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	June 30, 2017
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$868.3	$—	$—	$—	$—	$868.3
U.S. Government agencies and authorities	34.1	—	—	—	—	34.1
State, municipalities and political subdivisions	53.6	335.1	125.0	41.6	0.3	555.6
U.S. corporate public securities	209.9	707.9	4,485.2	4,305.2	387.3	10,095.5
U.S. corporate private securities	118.5	89.5	1,056.3	1,595.3	173.9	3,033.5
Foreign corporate public securities and foreign governments(1)	34.5	269.1	1,074.7	1,170.1	182.7	2,731.1
Foreign corporate private securities(1)	—	—	437.7	2,303.4	79.8	2,820.9
Residential mortgage-backed securities	1,253.3	3.2	8.3	26.8	412.5	1,704.1
Commercial mortgage-backed securities	723.9	42.3	39.9	15.7	80.1	901.9
Other asset-backed securities	231.1	56.1	42.2	62.2	51.5	443.1
Total fixed maturities	$3,527.2	$1,503.2	$7,269.3	$9,520.3	$1,368.1	$23,188.1
% of Fair Value	15.2%	6.5%	31.3%	41.1%	5.9%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2016
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$982.9	$—	$—	$—	$—	$982.9
U.S. Government agencies and authorities	33.0	—	—	—	—	33.0
State, municipalities and political subdivisions	53.7	301.3	108.7	33.4	0.3	497.4
U.S. corporate public securities	202.0	852.0	4,629.6	4,360.1	401.0	10,444.7
U.S. corporate private securities	117.6	107.4	962.7	1,442.5	147.4	2,777.6
Foreign corporate public securities and foreign governments(1)	35.2	342.3	1,070.6	1,040.2	200.8	2,689.1
Foreign corporate private securities(1)	—	—	479.5	2,239.9	96.0	2,815.4
Residential mortgage-backed securities	1,426.3	1.7	2.1	21.2	298.4	1,749.7
Commercial mortgage-backed securities	687.5	—	131.3	20.0	118.3	957.1
Other asset-backed securities	167.4	29.0	29.2	53.8	43.2	322.6
Total fixed maturities	$3,705.6	$1,633.7	$7,413.7	$9,211.1	$1,305.4	$23,269.5
% of Fair Value	15.9%	7.0%	31.9%	39.6%	5.6%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, decreased $121.8 million from $207.2 million to $85.4 million for the six months ended June 30, 2017. The decrease in gross unrealized losses was primarily due to declining interest rates and tightening credit spreads.

As of June 30, 2017 and December 31, 2016, we did not have any fixed maturities with an unrealized capital loss in excess of $10.0 million.

As of June 30, 2017 and December 31, 2016, we had $1.8 billion and $1.9 billion, fair value of energy sector fixed maturity securities, constituting 7.6% and 8.1%, of total fixed maturities portfolio, with gross unrealized capital losses of $16.1 million and $20.5 million, respectively. See the Investments Note in our Condensed Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

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

While we actively invest in and continue to manage a portfolio of such exposures in the form of securitized investments, we do not originate or purchase subprime or Alt-A whole-loan mortgages. Subprime lending is the origination of loans to customers with weaker credit profiles. We define Alt-A mortgages to include the following: residential mortgage loans to customers who have strong credit profiles but lack some element(s), such as documentation to substantiate income; residential mortgage loans to borrowers that would otherwise be classified as prime but for which loan structure provides repayment options to the borrower that increase the risk of default; and any securities backed by residential mortgage collateral not clearly identifiable as prime or subprime.

We have exposure to Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of June 30, 2017, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $59.1 million, $55.2 million and $1.0 million, respectively, representing 0.3% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2016, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $56.5 million, $53.7 million and $2.5 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value.

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of June 30, 2017, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $59.6 million, $49.8 million and $0.6 million, respectively, representing 0.3% of total fixed maturities including securities pledged, based on fair value. As of December 31, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $57.9 million, $50.2 million and $1.6 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value.

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

As of June 30, 2017, the fair value, amortized cost and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, totaled $387.7 million, $384.6 million, and $0.6 million respectively. As of December 31, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, totaled $267.6 million, $265.1 million, $0.5 million, respectively.

As of June 30, 2017, Other ABS was broadly diversified both by type and issuer with credit card receivables and nonconsolidated collateralized loan obligations ("CLOs") comprising 8.0% and 65.1%, respectively, of total Other ABS, excluding subprime exposure. There were no automobile receivables related to Other ABS. As of December 31, 2016, Other ABS was broadly diversified both by type and issuer with credit card receivables and nonconsolidated collateralized loan obligations ("CLOs") comprising 15.3% and 53.9%, respectively, of total Other ABS, excluding subprime exposure. There were no automobile receivables related to Other ABS.

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

As of June 30, 2017, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 60.7%. As of December 31, 2016, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 61.1%. See the Investments Note in our Condensed Financial Statements in Part I, Item I. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

During the three and six months ended June 30, 2017, we recorded $0.1 million and $0.4 million, respectively, of credit related OTTI of which the primary contributor was $0.1 million and $0.4 million, respectively, of write-downs recorded in the Non- Agency RMBS sector. See the Investments Note in our Condensed Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on OTTI.

European Exposures

We quantify and allocate our exposure to the region by attempting to identify aspects of the region or country risk to which we are exposed. Among the factors we consider are the nationality of the issuer, the nationality of the issuer's ultimate parent, the corporate and economic relationship between the issuer and its parent, as well as the political, legal and economic environment in which each functions. By undertaking this assessment, we believe that we develop a more accurate assessment of the actual geographic risk, with a more integrated understanding of contributing factors to the full risk profile of the issuer.

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

While financial conditions in Europe have broadly improved, the possibility of capital market volatility spreading through a highly integrated and interdependent banking system remains. Despite signs of continuous improvement in the region, we continue to closely monitor our exposure to the region.

As of June 30, 2017, the Company's total European exposure had an amortized cost and fair value of $2,735.7 million and $2,888.4 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $235.0 million, which includes non-financial institutions exposure in Ireland of $58.3 million, in Italy of $62.3 million, and in Spain of $86.6 million. We also had financial institutions exposure in Italy of $15.8 million and in Spain of $12.0 million. We did not have any exposure to Greece or Portugal.

Among the remaining $2.7 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of June 30, 2017, our non-peripheral sovereign exposure was $92.0 million, which consisted of fixed maturities. We also had $447.3 million in net exposure to non-peripheral financial institutions with a concentration in France of $73.7 million, The Netherlands of $81.3 million, Switzerland of $107.2 million and the United Kingdom of $164.3 million. The balance of $2.1 billion was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $1,056.5 million, in The Netherlands of $342.0 million, in France of $265.3 million, in Germany of $277.8 million, in Switzerland of $269.2 million, and in Russia of $45.1 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of our statutory net admitted assets, excluding Separate Accounts, as of the preceding December 31. As of June 30, 2017 and December 31, 2016 we did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either us or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 44.7% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS, collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12.0% of our general account statutory admitted assets may be allocated to repurchase, dollar roll and securities lending programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of June 30, 2017 and December 31, 2016, we had securities lending obligations of $108.8 million and $111.0 million respectively, which, for both periods represents approximately 0.2% of our general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the six months ended June 30, 2017 and 2016, we did not receive any capital contributions from our Parent.

During the six months ended June 30, 2017 and 2016, we paid ordinary dividends in the amount of $278.0 million and $373.0 million, respectively to our Parent.

In May 2017 we declared an extraordinary distribution of $250.0 million, subject to receipt of Iowa Insurance Division approval, and the condition to such regulatory approval was satisfied in July 2017. On July 5, 2017, we reduced our cash flow testing reserves supporting our closed block of variable annuity products by $250.0 million and on July 5, 2017, paid the $250.0 million extraordinary distribution to our Parent out of the surplus generated by the cash flow testing reserve release. The proceeds of the extraordinary dividend were transferred as a capital contribution to Roaring River II, Inc. ("RRII") and RRII deposited the proceeds into our funds withheld trust to support living benefit reserves and we established a corresponding funds withheld liability.

Reinsurance Agreements

Reinsurance Ceded

As of June 30, 2017 and December 31, 2016, total reserves ceded to affiliates were $6,526.6 million and $6,750.8 million, respectively. For the three and six months ended June 30, 2017, premiums ceded to affiliates were $37.7 million and $74.9 million, respectively. For the three and six months ended June 30, 2016, premiums ceded to affiliates were $94.0 million and $198.7 million, respectively.

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

The impacts of these agreements on the Condensed Balance Sheets as of the dates indicated are as follows:

(in millions)	June 30, 2017	December 31, 2016
Assets on deposit in trust	$6,158.3	$6,504.5
Funds withheld liability(1)	5,869.1	6,356.8
Embedded derivative(1)	289.2	147.6
Reserves ceded(2)	6,322.8	6,545.9
Deferred loss(3)	254.1	269.1
(1) Included in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets.
(2) Included in Deposits, premiums receivable and reinsurance recoverable on the Condensed Balance Sheets.
(3) Included in Other assets on the Condensed Balance Sheets.

Reinsurance Assumed

As of June 30, 2017 and December 31, 2016, total reserves assumed from affiliates were $407.8 million and $418.7 million, respectively. For the three and six months ended June 30, 2017, premiums assumed from affiliates were $107.6 million and $210.0 million, respectively. For the three and six months ended June 30, 2016, premiums assumed from affiliates were $111.5 million and $214.8 million, respectively.

Deposits Receivable

Guaranteed Investment Contract - Coinsurance

Effective August 20, 1999, we entered into a Facultative Coinsurance Agreement with an affiliate, SLD. Under the terms of the agreement, we facultatively cede, from time to time, certain guaranteed investment contracts and funding agreements to SLD on a 100% coinsurance basis. The coinsurance agreement is accounted for using the deposit method. As of June 30, 2017, there was no outstanding deposit balance as the underlying contracts matured during the six months ended June 30, 2017. As of December 31, 2016, the deposit receivable was $157.8 million.

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

There were no ratings actions, affirmations or outlook changes by S&P, Fitch, Moody’s or A.M. Best from December 31, 2016 through June 30, 2017 and subsequently through the date of this Quarterly Report on Form 10-Q.

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

As of the dates indicated, the guaranteed value of death benefits in excess of account values, was estimated to be as follows:

($ in millions)	June 30, 2017
Net amount at risk, before reinsurance	$4,931.7
Net amount at risk, net of reinsurance	4,667.0
($ in millions)	December 31, 2016
Net amount at risk, before reinsurance	$5,816.6
Net amount at risk, net of reinsurance	5,503.9

The decrease in the guaranteed value of these death benefits was primarily driven by an increase in equity markets which resulted in favorable fund performance net of deductions for fees during the six months ended June 30, 2017.

The additional liabilities recognized related to guaranteed minimum death benefits ("GMDB"), as of the dates indicated, were as follows:

($ in millions)	June 30, 2017
Separate account liability	$30,119.3
Additional liability balance(1)	455.5
($ in millions)	December 31, 2016
Separate account liability	$30,838.9
Additional liability balance(1)	509.9
(1) Refer to the Business, Basis of Presentation and Significant Accounting Policies Note in Part II, Item 8. in our Annual Report on Form 10-K for further detail on the methodology used to calculate the additional liability.

The decrease in the separate account liability is mainly due to decrements. The decrease in the additional liability balance is mainly due to decrements and the favorable fund performance.

The following guaranteed living benefits information is as of the dates indicated:

	Non-reinsured Living Benefits (GMAB/GMWB)(1)	Reinsured Living Benefits (GMIB/GMWBL)(2)
($ in millions)	June 30, 2017
Net amount at risk, before reinsurance	$11.6	$4,345.7
Net amount at risk, net of reinsurance	11.6	—
($ in millions)	December 31, 2016
Net amount at risk, before reinsurance	$13.5	$5,087.3
Net amount at risk, net of reinsurance	13.5	—
(1) Guaranteed Minimum Accumulation Benefit ("GMAB")/Guaranteed Minimum Withdrawal Benefit ("GMWB")
(2) Guaranteed Minimum Income Benefit ("GMIB")/Guaranteed Minimum Withdrawal Benefit for Life ("GMWBL")

The net amount at risk for the reinsured living benefits is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contract holder over the current account value. The methodology used to calculate the net amount at risk partially reflects the current interest rate environment and also includes a provision for the expected mortality of the clients covered by these living benefits. The decrease in the net amount at risk of these living benefits (GMIB/GMWBL) from December 31, 2016 to June 30, 2017 was primarily driven by favorable equity performance and decrements.

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

The separate account liabilities subject to the requirements for additional reserve liabilities under Accounting Standards Codification ("ASC") Topic 944 for minimum guaranteed benefits and the additional liabilities recognized related to minimum guarantees, by type, as of the dates indicated, were as follows:

	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)(2)
($ in millions)	June 30, 2017
Separate account liability	$531.6	$22,335.8
Additional liability balance, net of reinsurance(1)	19.4	852.7
($ in millions)	December 31, 2016
Separate account liability	$534.0	$23,118.1
Additional liability balance, net of reinsurance(1)	22.1	892.2
(1) Refer to the Business, Basis of Presentation and Significant Accounting Policies Note in Part II, Item 8. in our Annual Report on Form 10-K for further detail on the methodology used to calculate these additional liabilities.
(2) The additional liability balance, net of reinsurance, for GMIB was zero as of June 30, 2017 and December 31, 2016.

The decrease in the additional liability balance for reinsured living benefits corresponds to the decrease in the GMWBL liability, which decreased mainly due to favorable fund performance during the six months ended June 30, 2017.

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

Legislative and Regulatory Developments

Potential Changes to Variable Annuity Reserve Requirements

At various time in the past several years , the NAIC has indicated that it might pursue changes to the current reserve and capital framework that applies to insurers, including the Company, who write or reinsure variable annuity (“VA”) policies. Since 2015, the NAIC’s Variable Annuity Issues Working Group (“VAIWG”) has been considering general proposals for VA reserve and capital reform that would create more uniformity in VA reserving practices and reduce incentives for the use of captive reinsurance arrangements for VA business. These proposals, if adopted, could change the reserves and capital we are required to hold with respect to VA business, particularly with respect to our closed block of variable annuities.

During 2016, VAIWG engaged Oliver Wyman (“OW”) to conduct an initial quantitative impact (“QIS1”) study involving industry participants, including the Company, of possible revisions to the current VA reserve and capital framework. In late 2016, OW provided the VAIWG a QIS1 report that included preliminary findings and recommended a second quantitative impact study be conducted so that testing can inform the proper calibration for certain conceptual and/or preliminary parameters set out in the QIS1 report. The second quantitative impact study (“QIS2”) began in February 2017 and is scheduled to be completed by October 2017, with NAIC deliberations on QIS2 results and proposed VA reserve and capital reforms during the fourth quarter of 2017. It is unlikely that any changes adopted by the NAIC would be effective prior to 2019, although timing remains uncertain.

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

DOL Fiduciary Rule

In April 2016, the Department of Labor (“DOL”) issued a final rule that will broaden the definition of "fiduciary" for purposes of the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code, as it applies to a person or entity providing investment advice with respect to ERISA plans or IRAs. The rule expands the circumstances in which providers of investment advice to ERISA plan sponsors and plan participants, and IRA investors are deemed to act in a fiduciary capacity. The rule requires such providers to act in their clients' "best interests", not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation that varies based on the fiduciary's investment recommendation. In February 2017, the President directed the DOL to re-examine the rule with a view to possibly amending or repealing it. In connection with this re-examination, certain aspects of the rule became effective on June 9, 2017, while the DOL delayed others until January 1, 2018. It is possible that the DOL will revise or repeal the rule as it completes its re-examination. More recently, the DOL requested public comment on whether the January 1, 2018 full compliance date should be further pushed back while the DOL completes its re-examination of the rule. The DOL still has not decided whether to push that date back, however, and the outcome of the re-examination is unclear, so we are preparing to comply with the balance of the rule on the January 1, 2018 applicability date. Under the rule, certain business activities in which we engage, such as IRA rollovers and other IRA sales, have become subject to a heightened fiduciary standard. Where VIAC is deemed to act in a fiduciary capacity, we have either modified our sales and compensation practices or are relying on an applicable exemption.

The DOL concurrently adopted a "best interest contract exemption" ("BIC") intended to enable continuation of certain existing industry practices relating to receipt of commissions and other compensation. This exemption enables us and our distributors to continue many historical practices - subject, among other things, to a heightened best interests standard and a requirement that compensation be "reasonable". The DOL has delayed applicability of several key aspects of this exemption - including aspects that could expose us to class action lawsuits in the event we fail to fully comply with the conditions of the exemption - until January 1, 2018. As noted above, the DOL is considering further delays. While it is too early to predict what impact this will have on our annuities and other businesses, we may experience a material decline in sales of products that can only be practicably sold in reliance on the BIC, such as variable annuities and fixed indexed annuities. The DOL is re-examining the BIC exemption together with the rest of the rule, and may revise or repeal it after completing the re-examination.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2016, the Department of Labor ("DOL") issued a final rule that will broaden the definition of "fiduciary" for purposes of the Employee Retirement Income Security Act ("ERISA") and the Internal Revenue Code, as it applies to a person or entity providing investment advice with respect to ERISA plans or IRAs. The rule expands the circumstances in which providers of investment advice to ERISA plan sponsors and plan participants, and IRA investors, are deemed to act in a fiduciary capacity. The rule requires such providers to act in their clients' "best interests", not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation that varies based on the fiduciary’s investment recommendation. In February 2017, the President directed the DOL to re-examine the rule with a view to possibly amending or repealing it. In connection with this re-examination, certain aspects of the rule became effective on June 9, 2017, while the DOL delayed others until January 1, 2018. It is possible that the DOL will revise or repeal the rule as it completes its re-examination. More recently, the DOL requested public comment on whether the January 1, 2018 full compliance date should be further pushed back while the DOL completes its re-examination of the rule. The DOL still has not decided whether to push that date back, however, and the outcome of the re-examination is unclear, so we are preparing to comply with the balance of the rule on the January 1, 2018 applicability date. Under the rule, certain business activities in which we engage, such as IRA rollovers and other IRA sales, have become subject to a heightened fiduciary standard. Where VIAC is deemed to act in a fiduciary capacity, we have either modified our sales and compensation practices or are relying on an applicable exemption.

The DOL concurrently adopted a "best interest contract exemption" (“BIC”) intended to enable continuation of certain existing industry practices relating to receipt of commissions and other compensation. This exemption enables us and our distributors to continue many historical practices - subject, among other things, to a heightened best interests standard and a requirement that compensation be “reasonable”. The DOL has delayed applicability of several key aspects of this exemption - including aspects that could expose us to class action lawsuits in the event we fail to fully comply with the conditions of the exemption - until January 1, 2018. As noted above, the DOL is considering further delays. While it is too early to predict what impact this will have on our annuities and other businesses, we may experience a material decline in sales of products that can only be practicably sold in reliance on the BIC, such as variable annuities and fixed indexed annuities. The DOL is re-examining the BIC exemption together with the rest of the rule, and may revise or repeal it after completing the re-examination.

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

August 9, 2017	Voya Insurance and Annuity Company
(Date)	(Registrant)

	By: /s/	David P. Wiland
David P. Wiland Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Voya Insurance and Annuity Company (the "Company")

Exhibit Index
Exhibit Number	Description of Exhibit
10.1+
Intercompany Agreement, dated as of December 22, 2010, effective January 1, 2010, as amended, between ING USA Annuity and Life Insurance Company (nka Voya Insurance and Annuity Company) and ING Investment Management LLC (nka Voya Investment Management LLC).

10.2+
Amendment No. 6, entered into on June 29, 2017 and effective as of July 1, 2017, amends the Intercompany Agreement, dated as of December 22, 2010, effective January 1, 2010, as amended, by and between Voya Insurance and Annuity Company and Voya Investment Management LLC.

10.3+	Termination Amendment, executed on June 29, 2017, effective April 30, 2017, to Intercompany Agreement, dated January 1, 2010, between Voya Insurance and Annuity Company and Directed Services LLC.
31.1+	Certificate of David P. Wiland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Carolyn M. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of David P. Wiland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Carolyn M. Johnson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+ Filed herewith.

