Form 10-Q
period 2017-09-30
VOYA INSURANCE & ANNUITY Co
filed 2017-11-08
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of November 6, 2017, 250,000 shares of Common Stock, $10 par value, were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended September 30, 2017

As used in this Quarterly Report on Form 10-Q, "VIAC," the "Company," "we," "our" and "us" refer to Voya Insurance and Annuity Company.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations, including those relating to insurance regulatory reform initiatives applicable to captive reinsurance entities and those made pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act or the U.S. Department of Labor's final rules and exemptions pertaining to the fiduciary status of providers of investment advice; and (x) changes in the policies of governments and/or regulatory authorities. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" in the Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-32625) (the "Annual Report on Form 10-K") and "Risk Factors," in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-32625) and in this Quarterly Report on Form 10-Q.

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
Condensed Balance Sheets
September 30, 2017 (Unaudited) and December 31, 2016
(In millions, except share and per share data)

	September 30, 2017	December 31, 2016
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $20,808.8 as of 2017 and $21,123.0 as of 2016)	$22,012.5	$21,873.8
Fixed maturities, at fair value using the fair value option	648.0	647.5
Equity securities, available-for-sale, at fair value (cost of $20.5 as of 2017 and $15.2 as of 2016)	25.2	18.7
Short-term investments	334.1	429.7
Mortgage loans on real estate, net of valuation allowance of $0.8 as of 2017 and $1.0 as of 2016	4,275.6	3,881.5
Policy loans	69.2	74.7
Limited partnerships/corporations	266.0	227.4
Derivatives	1,206.0	978.8
Other investments	31.2	18.6
Securities pledged (amortized cost of $908.6 as of 2017 and $722.6 as of 2016)	961.7	748.2
Total investments	29,829.5	28,898.9
Cash and cash equivalents	444.3	763.5
Short-term investments under securities loan agreements, including collateral delivered	456.7	187.3
Accrued investment income	249.2	232.4
Deposits, premiums receivable and reinsurance recoverable	6,711.8	7,417.5
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	1,703.9	2,028.6
Due from affiliates	44.4	31.7
Current income tax recoverable from Parent	—	4.1
Other assets	307.9	303.6
Assets held in separate accounts	29,860.7	30,933.7
Total assets	$69,608.4	$70,801.3

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Balance Sheets
September 30, 2017 (Unaudited) and December 31, 2016
(In millions, except share and per share data)

	September 30, 2017	December 31, 2016
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$28,512.6	$28,941.6
Payable for securities purchased	54.5	15.5
Payables under securities loan agreements, including collateral held	1,173.0	865.2
Long-term debt	435.0	435.0
Due to affiliates	75.2	44.1
Funds held under reinsurance treaties with affiliates	6,305.8	6,657.3
Derivatives	529.1	179.4
Current income tax payable to Parent	72.4	—
Deferred income taxes	132.6	10.8
Other liabilities	150.3	150.0
Liabilities related to separate accounts	29,860.7	30,933.7
Total liabilities	67,301.2	68,232.6

Commitments and Contingencies (Note 9)

Shareholder's equity:
Common stock (250,000 shares authorized, issued and outstanding as of 2017 and 2016; $10 par value per share)	2.5	2.5
Additional paid-in capital	3,921.5	4,448.8
Accumulated other comprehensive income (loss)	602.4	425.1
Retained earnings (deficit)	(2,219.2)	(2,307.7)
Total shareholder's equity	2,307.2	2,568.7
Total liabilities and shareholder's equity	$69,608.4	$70,801.3

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Operations
For the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Net investment income	$324.0	$336.8	$986.7	$1,010.1
Fee income	147.9	160.9	439.7	472.2
Premiums	123.1	125.3	359.2	373.3
Net realized capital gains (losses):
Total other-than-temporary impairments	(0.1)	(3.7)	(1.8)	(7.3)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	0.1	(0.2)	0.4	1.1
Net other-than-temporary impairments recognized in earnings	(0.2)	(3.5)	(2.2)	(8.4)
Other net realized capital gains (losses)	(194.3)	(292.0)	(772.7)	(228.8)
Total net realized capital gains (losses)	(194.5)	(295.5)	(774.9)	(237.2)
Other revenue	3.9	4.1	11.7	13.6
Total revenues	404.4	331.6	1,022.4	1,632.0
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	86.5	24.2	186.7	1,419.6
Operating expenses	104.0	108.2	319.5	344.0
Net amortization of Deferred policy acquisition costs and Value of business acquired	143.9	150.0	189.3	(239.4)
Interest expense	7.1	7.2	21.1	21.2
Other expense	(1.3)	(2.0)	11.3	4.3
Total benefits and expenses	340.2	287.6	727.9	1,549.7
Income (loss) before income taxes	64.2	44.0	294.5	82.3
Income tax expense (benefit)	77.1	48.9	206.0	83.6
Net income (loss)	$(12.9)	$(4.9)	$88.5	$(1.3)

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(12.9)	$(4.9)	$88.5	$(1.3)
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	81.7	(3.1)	267.4	454.9
Other-than-temporary impairments	0.4	0.3	5.6	2.8
Pension and other postretirement benefits liability	(0.1)	(0.2)	(0.2)	(0.3)
Other comprehensive income (loss), before tax	82.0	(3.0)	272.8	457.4
Income tax expense (benefit) related to items of other comprehensive income (loss)	28.7	(1.0)	95.5	160.1
Other comprehensive income (loss), after tax	53.3	(2.0)	177.3	297.3
Comprehensive income (loss)	$40.4	$(6.9)	$265.8	$296.0

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Changes in Shareholder’s Equity
For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2017	$2.5	$4,448.8	$425.1	$(2,307.7)	$2,568.7
Comprehensive income (loss):
Net income (loss)	—	—	—	88.5	88.5
Other comprehensive income (loss), after tax	—	—	177.3	—	177.3
Total comprehensive income (loss)					265.8
Dividends paid and distributions of capital	—	(528.0)	—	—	(528.0)
Employee related benefits	—	0.7	—	—	0.7
Balance as of September 30, 2017	$2.5	$3,921.5	$602.4	$(2,219.2)	$2,307.2

Balance as of January 1, 2016	$2.5	$4,821.2	$319.6	$(2,327.0)	$2,816.3
Comprehensive income (loss):
Net income (loss)	—	—	—	(1.3)	(1.3)
Other comprehensive income (loss), after tax	—	—	297.3	—	297.3
Total comprehensive income (loss)					296.0
Dividends paid and distributions of capital	—	(373.0)	—	—	(373.0)
Employee related benefits	—	0.4	—	—	0.4
Balance as of September 30, 2016	$2.5	$4,448.6	$616.9	$(2,328.3)	$2,739.7

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$940.7	$691.1
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	3,787.0	3,299.4
Equity securities, available-for-sale	0.5	0.2
Mortgage loans on real estate	261.4	349.0
Limited partnerships/corporations	32.5	20.1
Acquisition of:
Fixed maturities	(3,570.7)	(3,117.3)
Equity securities, available-for-sale	(5.7)	—
Mortgage loans on real estate	(655.5)	(843.0)
Limited partnerships/corporations	(57.5)	(52.5)
Derivatives, net	(819.4)	(1,038.2)
Short-term investments, net	95.7	129.4
Policy loans, net	5.5	4.4
Collateral received (delivered), net	38.4	878.7
Other investments, net	(12.5)	12.3
Other, net	(0.5)	(1.7)
Net cash used in investing activities	(900.8)	(359.2)
Cash Flows from Financing Activities:
Deposits received for investment contracts	2,104.6	2,142.1
Maturities and withdrawals from investment contracts	(2,093.5)	(2,024.6)
Receipts (settlements) on deposit contracts	157.8	(1.8)
Dividends paid and distributions of capital	(528.0)	(373.0)
Net cash used in financing activities	(359.1)	(257.3)
Net (decrease) increase in cash and cash equivalents	(319.2)	74.6
Cash and cash equivalents, beginning of period	763.5	646.5
Cash and cash equivalents, end of period	$444.3	$721.1
Non-cash investing and financing activities:
Securities received from affiliate under reinsurance agreement	$174.3	$61.5

The accompanying notes are an integral part of these Condensed Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

Voya Insurance and Annuity Company ("VIAC" or the "Company") is a stock life insurance company domiciled in the State of Iowa and provides financial products and services in the United States. VIAC is authorized to conduct its insurance business in all states, except New York, and in the District of Columbia.

Prior to May 2013, Voya Financial, Inc., together with its subsidiaries, including the Company, was an indirect, wholly-owned subsidiary of ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands. In May 2013, Voya Financial, Inc., completed its initial public offering of common stock, including the issuance and sale of common stock by Voya Financial, Inc. and the sale of shares of common stock owned indirectly by ING Group. Between October 2013 and March 2015, ING Group completed the sale of its remaining shares of common stock of Voya Financial, Inc. in a series of registered public offerings. On May 7, 2013, Voya Financial, Inc. issued to ING Group warrants to purchase up to 26,050,846 shares of Voya Financial, Inc. common stock at an exercise price of $48.75, subject to adjustments. The warrants expire on the tenth anniversary of the completion date of the initial public offering (May 7, 2023).
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

The accompanying Condensed Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2017, its results of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016, and its changes in shareholder's equity and statements of cash flows for the nine months ended September 30, 2017 and 2016, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2016 Balance Sheet is from the audited Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Therefore, these unaudited Condensed Financial Statements should be read in conjunction with the audited Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

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

•
The Company elected to retrospectively adopt the requirement to present cash inflows related to excess tax benefits as operating activities; however, there was no reclassification impact of Share-based compensation cash flows from financing activities to operating activities in the Condensed Statement of Cash Flows for the nine months ended September 30, 2016.

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

Future Adoption of Accounting Pronouncements

Derivatives & Hedging
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic ASC 815): Targeted Improvements to Accounting for Hedging Activities " ("ASU 2017-12"), which enables entities to better portray risk management activities in their financial statements, as follows:

•	Expands an entity's ability to hedge nonfinancial and financial risk components and reduces complexity in fair value hedges of interest rate risk,

•
Eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item,

•	Eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness, and

•	Modifies required disclosures.

The provisions of ASU 2017-12 are effective for fiscal years beginning after December 15, 2018, including interim periods, with early adoption permitted. Initial adoption of ASU 2017-12 is required to be reported using a modified retrospective approach, with the exception of the presentation and disclosure amendments which are required to be applied prospectively. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2017-12.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of September 30, 2017:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$819.2	$51.4	$3.2	$—	$867.4	$—
U.S. Government agencies and authorities	29.1	5.1	—	—	34.2	—
State, municipalities and political subdivisions	559.8	19.3	3.2	—	575.9	—
U.S. corporate public securities	9,481.9	699.7	13.5	—	10,168.1	—
U.S. corporate private securities	2,992.0	118.5	18.5	—	3,092.0	—
Foreign corporate public securities and foreign governments(1)	2,591.2	160.3	7.1	—	2,744.4	—
Foreign corporate private securities(1)	2,828.6	132.2	8.2	—	2,952.6	—

Residential mortgage-backed securities:
Agency	1,135.6	55.3	6.7	8.4	1,192.6	—
Non-Agency	506.8	45.2	1.5	3.8	554.3	9.5
Total Residential mortgage-backed securities	1,642.4	100.5	8.2	12.2	1,746.9	9.5
Commercial mortgage-backed securities	939.3	15.3	4.2	—	950.4	—
Other asset-backed securities	481.9	9.3	0.9	—	490.3	0.2

Total fixed maturities, including securities pledged	22,365.4	1,311.6	67.0	12.2	23,622.2	9.7
Less: Securities pledged	908.6	56.4	3.3	—	961.7	—
Total fixed maturities	21,456.8	1,255.2	63.7	12.2	22,660.5	9.7
Equity securities	20.5	4.7	—	—	25.2	—
Total fixed maturities and equity securities investments	$21,477.3	$1,259.9	$63.7	$12.2	$22,685.7	$9.7
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
(4) Amount excludes $117.7 of net unrealized gains on impaired available-for-sale securities.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2017, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$829.7	$841.0
After one year through five years	4,614.4	4,824.3
After five years through ten years	7,552.3	7,820.6
After ten years	6,305.4	6,948.7
Mortgage-backed securities	2,581.7	2,697.3
Other asset-backed securities	481.9	490.3
Fixed maturities, including securities pledged	$22,365.4	$23,622.2

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of September 30, 2017 and December 31, 2016, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s Total shareholder’s equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
September 30, 2017
Communications	$1,075.3	$103.1	$1.9	$1,176.5
Financial	2,889.2	171.7	2.3	3,058.6
Industrial and other companies	8,435.2	482.3	18.2	8,899.3
Energy	1,674.1	113.5	11.7	1,775.9
Utilities	2,824.6	183.1	9.7	2,998.0
Transportation	605.7	38.3	1.5	642.5
Total	$17,504.1	$1,092.0	$45.3	$18,550.8

December 31, 2016
Communications	$1,070.3	$83.7	$4.4	$1,149.6
Financial	2,917.6	115.6	18.2	3,015.0
Industrial and other companies	8,692.2	342.7	70.7	8,964.2
Energy	1,809.2	85.5	20.5	1,874.2
Utilities	2,642.1	125.4	32.8	2,734.7
Transportation	600.3	24.2	5.9	618.6
Total	$17,731.7	$777.1	$152.5	$18,356.3

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of September 30, 2017 and December 31, 2016, approximately 47.3% and 53.8%, respectively, of the Company’s CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions through a lending agent for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of September 30, 2017 and December 31, 2016, the fair value of loaned securities was $387.2 and $270.9, respectively, and is included in Securities pledged on the Condensed Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of September 30, 2017 and December 31, 2016, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $359.9 and $111.0, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Balance Sheets. As of September 30, 2017 and December 31, 2016, liabilities to return collateral of $359.9 and $111.0, respectively, are included in Payables under securities loan agreements, including collateral held on the Condensed Balance Sheets.

During the first quarter of 2016 under an amendment to the securities lending program, the Company began accepting non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected in the Company’s Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of September 30, 2017 and December 31, 2016, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $40.5 and $168.2, respectively.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	September 30, 2017 (1)(2)	December 31, 2016 (1)(2)
U.S. Treasuries	$0.5	$62.4
U.S. corporate public securities	335.0	174.3
Foreign corporate public securities and foreign governments	64.9	42.5
Payables under securities loan agreements	$400.4	$279.2
(1) As of September 30, 2017 and December 31, 2016, borrowings under securities lending transactions include cash collateral of $359.9 and $111.0, respectively.
(2) As of September 30, 2017 and December 31, 2016, borrowings under securities lending transactions include non-cash collateral of $40.5 and $168.2, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company did not provide any non-contractual financial support and its carrying value represents the Company's exposure to loss. The carrying value of the investments in VIEs was $266.0 and $227.4 as of September 30, 2017 and December 31, 2016, respectively; these investments are included in Limited partnerships/corporations on the Condensed Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Statements of Operations.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of September 30, 2017:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses
U.S. Treasuries	$203.7	$2.2	$34.7	$1.0	$1.9	$—	*	$240.3	$3.2
State, municipalities and political subdivisions	52.2	0.5	46.9	1.4	25.7	1.3		124.8	3.2
U.S. corporate public securities	454.9	4.7	161.9	4.5	106.3	4.3		723.1	13.5
U.S. corporate private securities	187.7	1.3	260.4	7.2	110.1	10.0		558.2	18.5
Foreign corporate public securities and foreign governments	85.8	1.1	28.3	1.1	76.7	4.9		190.8	7.1
Foreign corporate private securities	95.1	2.7	67.3	2.1	73.2	3.4		235.6	8.2
Residential mortgage-backed	146.4	1.1	87.5	2.6	82.2	4.5		316.1	8.2
Commercial mortgage-backed	228.3	2.1	51.5	2.1	8.6	—	*	288.4	4.2
Other asset-backed	74.4	0.2	3.5	0.2	25.1	0.5		103.0	0.9
Total	$1,528.5	$15.9	$742.0	$22.2	$509.8	$28.9		$2,780.3	$67.0
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

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 94.6% and 90.5% of the average book value as of September 30, 2017 and December 31, 2016, respectively.

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
September 30, 2017
Six months or less below amortized cost	$1,549.5	$2.9	$16.4	$0.7	336	4
More than six months and twelve months or less below amortized cost	773.4	1.1	22.9	0.4	191	3
More than twelve months below amortized cost	498.8	21.6	19.9	6.7	161	5
Total	$2,821.7	$25.6	$59.2	$7.8	688	12

December 31, 2016
Six months or less below amortized cost	$5,318.4	$18.5	$147.7	$4.2	955	8
More than six months and twelve months or less below amortized cost	260.5	12.6	15.5	4.0	59	3
More than twelve months below amortized cost	429.5	22.1	29.2	6.6	141	6
Total	$6,008.4	$53.2	$192.4	$14.8	1,155	17

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses			Number of Securities
	< 20%	> 20%		< 20%	> 20%		< 20%	> 20%
September 30, 2017
U.S. Treasuries	$243.5	$—		$3.2	$—		7	—
State, municipalities and political subdivisions	128.0	—		3.2	—		108	—
U.S. corporate public securities	733.3	3.3		12.7	0.8		147	3
U.S. corporate private securities	556.0	20.7		12.0	6.5		64	2
Foreign corporate public securities and foreign governments	196.8	1.1		6.7	0.4		43	1
Foreign corporate private securities	243.8	—	*	8.2	—	*	34	2
Residential mortgage-backed	324.3	—	*	8.2	—	*	140	3
Commercial mortgage-backed	292.6	—		4.2	—		94	—
Other asset-backed	103.4	0.5		0.8	0.1		51	1
Total	$2,821.7	$25.6		$59.2	$7.8		688	12

December 31, 2016
U.S. Treasuries	$463.5	$—		$8.5	$—		11	—
State, municipalities and political subdivisions	292.0	—		11.0	—		185	—
U.S. corporate public securities	2,172.6	12.2		55.0	3.0		374	3
U.S. corporate private securities	995.5	34.2		40.3	9.1		114	3
Foreign corporate public securities and foreign governments	597.8	4.2		29.6	1.0		126	3
Foreign corporate private securities	552.4	—	*	23.1	—	*	61	2
Residential mortgage-backed	478.4	—	*	15.5	—	*	172	3
Commercial mortgage-backed	313.7	2.6		6.4	1.7		66	3
Other asset-backed	142.5	—		3.0	—		46	—
Total	$6,008.4	$53.2		$192.4	$14.8		1,155	17
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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of September 30, 2017, the Company did not have any new commercial mortgage loan troubled debt restructuring and had one private placement troubled debt restructuring with a pre-modification and post-modification carrying value of $10.6. As of December 31, 2016, the Company had no new troubled debt restructurings for commercial mortgage loans or private placement bonds.

As of September 30, 2017 and December 31, 2016, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company’s investment in mortgage loans as of the dates indicated:

	September 30, 2017			December 31, 2016
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$—	$4,276.4	$4,276.4	$—	$3,882.5	$3,882.5
Collective valuation allowance for losses	N/A	(0.8)	(0.8)	N/A	(1.0)	(1.0)
Total net commercial mortgage loans	$—	$4,275.6	$4,275.6	$—	$3,881.5	$3,881.5
N/A - Not Applicable

There were no impairments taken on the mortgage loan portfolio for the three and nine months ended September 30, 2017 and 2016.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	September 30, 2017	December 31, 2016
Collective valuation allowance for losses, balance at January 1	$1.0	$1.0
Addition to (reduction of) allowance for losses	(0.2)	—
Collective valuation allowance for losses, end of period	$0.8	$1.0

As of September 30, 2017 and December 31, 2016, the Company did not have any impaired loans with allowances for losses.

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of September 30, 2017 and December 31, 2016.

There were no loans 30 days or less in arrears, with respect to principal and interest as of September 30, 2017 and December 31, 2016.

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

The following table presents the LTV ratios as of the dates indicated:

	September 30, 2017(1)	December 31, 2016(1)
Loan-to-Value Ratio:
0% - 50%	$350.6	$428.7
> 50% - 60%	942.3	1,010.8
> 60% - 70%	2,503.3	2,104.1
> 70% - 80%	428.6	334.7
> 80% and above	51.6	4.2
Total Commercial mortgage loans	$4,276.4	$3,882.5
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	September 30, 2017(1)	December 31, 2016(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$3,383.2	$3,013.6
> 1.25x - 1.5x	526.3	438.9
> 1.0x - 1.25x	249.7	308.2
Less than 1.0x	66.1	77.2
Commercial mortgage loans secured by land or construction loans	51.1	44.6
Total Commercial mortgage loans	$4,276.4	$3,882.5
(1) Balances do not include collective valuation allowance for losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	September 30, 2017(1)		December 31, 2016(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$904.0	21.1%	$887.6	22.9%
South Atlantic	1,025.4	24.0%	979.4	25.2%
Middle Atlantic	556.2	13.0%	494.5	12.7%
West South Central	502.6	11.8%	466.2	12.0%
Mountain	531.6	12.4%	378.5	9.7%
East North Central	453.9	10.6%	400.2	10.3%
New England	62.8	1.5%	64.1	1.7%
West North Central	168.9	3.9%	140.0	3.6%
East South Central	71.0	1.7%	72.0	1.9%
Total Commercial mortgage loans	$4,276.4	100.0%	$3,882.5	100.0%
(1) Balances do not include collective valuation allowance for losses.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	September 30, 2017(1)		December 31, 2016(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$1,140.5	26.7%	$1,144.7	29.5%
Industrial	1,184.5	27.7%	988.2	25.5%
Apartments	976.1	22.8%	832.3	21.4%
Office	721.7	16.9%	668.4	17.2%
Hotel/Motel	91.3	2.1%	82.9	2.1%
Mixed Use	31.1	0.7%	31.1	0.8%
Other	131.2	3.1%	134.9	3.5%
Total Commercial mortgage loans	$4,276.4	100.0%	$3,882.5	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	September 30, 2017 (1)	December 31, 2016 (1)
Year of Origination:
2017	$622.4	$—
2016	951.5	959.3
2015	771.6	795.5
2014	550.1	553.6
2013	580.7	600.5
2012	155.8	169.1
2011 and prior	644.3	804.5
Total Commercial mortgage loans	$4,276.4	$3,882.5
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company’s credit-related and intent-related impairments included in the Condensed Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended September 30,
	2017			2016
	Impairment		No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$—		—	$1.7		1
Foreign corporate public securities and foreign governments(1)	—		—	—		—
Foreign corporate private securities(1)	0.1		1	1.4		1
Residential mortgage-backed	0.1		5	0.4		17
Commercial mortgage-backed	—		—	—		—
Other asset-backed	—		—	—	*	1
Total	$0.2		6	$3.5		20
(1) Primarily U.S. dollar denominated.
* Less than $0.1.

	Nine Months Ended September 30,
	2017			2016
	Impairment		No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$—	*	1	$1.9		2
Foreign corporate public securities and foreign governments(1)	—		—	2.7		2
Foreign corporate private securities(1)	0.1		1	1.5		2
Residential mortgage-backed	0.5		18	2.3		30
Commercial mortgage-backed	1.6		4	—		—
Other asset-backed	—	*	1	—	*	1
Total	$2.2		25	$8.4		37
(1) Primarily U.S. dollar denominated.
*Less than $0.1.

The above table includes $0.2 and $0.6 of write-downs related to credit impairments for the three and nine months ended September 30, 2017, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Statements of Operations. The remaining $1.6 in write-downs for the nine months ended September 30, 2017 are related to intent impairments. There were no write-downs for the three months ended September 30, 2017 related to intent impairments.

The above table includes $1.8 and $4.9 of write-downs related to credit impairments for the three and nine months ended September 30, 2016, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Statements of Operations. The remaining $1.7 and $3.5 in write-downs for the three and nine months ended September 30, 2016, respectively, are related to intent impairments.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended September 30,
	2017			2016
	Impairment		No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$—		—	$1.7		1
Foreign corporate public securities and foreign governments(1)	—		—	—		—
Residential mortgage-backed	—		—	—	*	1
Commercial mortgage-backed	—		—	—		—
Total	$—		—	$1.7		2
(1) Primarily U.S. dollar denominated.
* Less than $0.1.

	Nine Months Ended September 30,
	2017			2016
	Impairment		No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$—	*	1	$1.7		1
Foreign corporate public securities and foreign governments(1)	—		—	1.8		1
Residential mortgage-backed	—	*	1	—	*	2
Commercial mortgage-backed	1.6		4	—		—
Total	$1.6		6	$3.5		4
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended September 30,
	2017	2016
Balance at July 1	$15.1	$26.8
Additional credit impairments:
On securities previously impaired	0.1	0.4
Reductions:
Increase in cash flows	0.2	0.2
Securities sold, matured, prepaid or paid down	0.5	(1.3)
Balance at September 30	$14.5	$28.3

	Nine Months Ended September 30,
	2017	2016
Balance at January 1	$20.2	$27.2
Additional credit impairments:
On securities previously impaired	0.4	2.2
Reductions:
Increase in cash flows	0.5	0.3
Securities sold, matured, prepaid or paid down	5.6	0.8
Balance at September 30	$14.5	$28.3

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fixed maturities	$278.1	$299.6	$839.5	$902.5
Equity securities, available-for-sale	0.2	0.6	8.5	2.3
Mortgage loans on real estate	48.0	42.9	137.0	133.0
Policy loans	1.1	1.1	2.7	3.8
Short-term investments and cash equivalents	(0.4)	(0.2)	(0.2)	0.1
Other	12.3	7.9	44.5	12.9
Gross investment income	339.3	351.9	1,032.0	1,054.6
Less: Investment expenses	15.3	15.1	45.3	44.5
Net investment income	$324.0	$336.8	$986.7	$1,010.1

As of September 30, 2017 and December 31, 2016, the Company had $2.1 and $6.3 of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fixed maturities, available-for-sale, including securities pledged	$5.6	$2.2	$8.0	$5.8
Fixed maturities, at fair value option	(33.3)	(32.4)	(98.4)	(65.3)
Equity securities, available-for-sale	(0.1)	0.1	—	0.1
Derivatives	(328.9)	(408.8)	(917.8)	(236.0)
Embedded derivatives - fixed maturities	(0.9)	(1.7)	(3.4)	(1.0)
Guaranteed benefit derivatives	163.0	145.2	236.3	59.2
Other investments	0.1	(0.1)	0.4	—
Net realized capital gains (losses)	$(194.5)	$(295.5)	$(774.9)	$(237.2)
After-tax net realized capital gains (losses)	$(126.4)	$(192.0)	$(503.7)	$(154.2)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds on sales	$601.9	$201.3	$2,603.1	$2,067.5
Gross gains	12.2	6.5	35.4	61.2
Gross losses	3.3	0.4	14.5	53.0

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

Credit default swaps: Credit default swaps are used to reduce credit loss exposure with respect to certain assets that the Company owns, or to assume credit exposure on certain assets that the Company does not own. Payments are made to, or received from, the counterparty at specified intervals. In the event of a default on the underlying credit exposure, the Company will either receive a payment (purchased credit protection) or will be required to make a payment (sold credit protection) equal to the par minus recovery value of the swap contract. Credit default swaps are also used to hedge credit exposure associated with certain variable annuity guarantees. The Company utilizes these contracts in non-qualifying hedging relationships.

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

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	September 30, 2017			December 31, 2016
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$18.2	$0.1	$—	$18.2	$0.3	$0.1
Foreign exchange contracts	191.0	—	16.2	161.6	13.1	3.7
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	27,524.5	537.1	82.8	38,839.9	530.2	112.5
Foreign exchange contracts	31.3	—	0.8	1,222.1	33.3	12.8
Equity contracts	39,237.3	667.6	421.8	28,042.9	399.3	50.1
Credit contracts	502.4	1.2	7.5	204.0	2.6	0.2
Embedded derivatives:
Within fixed maturity investments	N/A	12.2	—	N/A	15.6	—
Within products	N/A	—	3,337.6	N/A	—	3,500.0
Within reinsurance agreements	N/A	6.9	349.3	N/A	(5.9)	145.5
Total		$1,225.1	$4,216.0		$988.5	$3,824.9
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of September 30, 2017 and December 31, 2016. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	September 30, 2017
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$502.4	$1.2	$7.5
Equity contracts	31,730.1	666.7	392.8
Foreign exchange contracts	222.3	—	17.0
Interest rate contracts	25,788.2	536.8	82.8
		1,204.7	500.1
Counterparty netting(1)		(476.2)	(476.2)
Cash collateral netting(1)		(710.4)	(6.6)
Securities collateral netting(1)		(11.0)	(14.6)
Net receivables/payables		$7.1	$2.7
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Balance Sheets. As of September 30, 2017, the Company held $697.8 and $46.3 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2016, the Company held $654.8 and $23.0 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of September 30, 2017, the Company delivered $574.5 of securities and held $11.0 of securities as collateral. As of December 31, 2016, the Company delivered $477.3 of securities and held $52.1 of securities as collateral.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$0.1	$—	$0.2	$0.2
Foreign exchange contracts	1.6	0.2	10.3	0.7
Fair value hedges:
Interest rate contracts	—	0.4	—	(3.9)
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	19.4	25.7	125.7	628.9
Foreign exchange contracts	(1.1)	(1.8)	(37.6)	(1.3)
Equity contracts	(348.7)	(428.4)	(1,016.4)	(850.0)
Credit contracts	(0.2)	(4.9)	—	(10.6)
Embedded derivatives:
Within fixed maturity investments(2)	(0.9)	(1.7)	(3.4)	(1.0)
Within products(2)	163.0	145.2	236.3	59.2
Within reinsurance agreements(3)	(55.5)	(13.5)	(191.0)	(456.7)
Total	$(222.3)	$(278.8)	$(875.9)	$(634.5)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Statements of Operations. For the three and nine months ended September 30, 2017 and 2016, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Statements of Operations.
(3) Changes in value are included in Interest credited and other benefits to contract owners/policyholders in the Condensed Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of September 30, 2017, the fair values of credit default swaps of $1.2 and $7.5 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Balance Sheets. As of December 31, 2016, the fair values of credit default swaps of $2.6 and $0.2 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Balance Sheets. As of September 30, 2017, the maximum potential future exposure to the Company was $167.0 in credit default swap protection sold.  As of December 31, 2016, the maximum potential future exposure to the Company was $194.0 in credit default swap protection sold.These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2017:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$858.7	$8.7	$—	$867.4
U.S. Government agencies and authorities	—	34.2	—	34.2
State, municipalities and political subdivisions	—	575.9	—	575.9
U.S. corporate public securities	—	10,146.1	22.0	10,168.1
U.S. corporate private securities	—	2,618.7	473.3	3,092.0
Foreign corporate public securities and foreign governments(1)	—	2,744.0	0.4	2,744.4
Foreign corporate private securities(1)	—	2,836.8	115.8	2,952.6
Residential mortgage-backed securities	—	1,722.7	24.2	1,746.9
Commercial mortgage-backed securities	—	940.2	10.2	950.4
Other asset-backed securities	—	442.1	48.2	490.3
Total fixed maturities, including securities pledged	858.7	22,069.4	694.1	23,622.2
Equity securities, available-for-sale	12.2	—	13.0	25.2
Derivatives:
Interest rate contracts	0.4	536.8	—	537.2
Foreign exchange contracts	—	—	—	—
Equity contracts	0.9	577.3	89.4	667.6
Credit contracts	—	1.2	—	1.2
Embedded derivative on reinsurance	—	6.9	—	6.9
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,001.1	234.0	—	1,235.1
Assets held in separate accounts	29,860.7	—	—	29,860.7
Total assets	$31,734.0	$23,425.6	$796.5	$55,956.1
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$2,146.3	$2,146.3
GMWBL/GMWB/GMAB(2)	—	—	1,191.3	1,191.3
Other derivatives:
Interest rate contracts	—	82.8	—	82.8
Foreign exchange contracts	—	17.0	—	17.0
Equity contracts	29.0	386.0	6.8	421.8
Credit contracts	—	7.5	—	7.5
Embedded derivative on reinsurance	—	349.3	—	349.3
Total liabilities	$29.0	$842.6	$3,344.4	$4,216.0
(1) Primarily U.S. dollar denominated.
(2) Guaranteed minimum withdrawal benefits with life payouts ("GMWBL"), Guaranteed minimum withdrawal benefits ("GMWB") and Guaranteed minimum accumulation benefits ("GMAB").

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$974.1	$8.8	$—	$982.9
U.S. Government agencies and authorities	—	33.0	—	33.0
State, municipalities and political subdivisions	—	497.4	—	497.4
U.S. corporate public securities	—	10,434.5	10.2	10,444.7
U.S. corporate private securities	—	2,364.0	413.6	2,777.6
Foreign corporate public securities and foreign governments(1)	—	2,688.7	0.4	2,689.1
Foreign corporate private securities(1)	—	2,671.9	143.5	2,815.4
Residential mortgage-backed securities	—	1,727.2	22.5	1,749.7
Commercial mortgage-backed securities	—	949.4	7.7	957.1
Other asset-backed securities	—	291.9	30.7	322.6
Total fixed maturities, including securities pledged	974.1	21,666.8	628.6	23,269.5
Equity securities, available-for-sale	11.6	—	7.1	18.7
Derivatives:
Interest rate contracts	—	530.5	—	530.5
Foreign exchange contracts	—	46.4	—	46.4
Equity contracts	22.3	342.7	34.3	399.3
Credit contracts	—	2.6	—	2.6
Embedded derivative on reinsurance	—	(5.9)	—	(5.9)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,310.8	64.7	5.0	1,380.5
Assets held in separate accounts	30,933.7	—	—	30,933.7
Total assets	$33,252.5	$22,647.8	$675.0	$56,575.3
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$1,987.5	$1,987.5
GMWBL/GMWB/GMAB	—	—	1,512.5	1,512.5
Other derivatives:
Interest rate contracts	0.5	112.1	—	112.6
Foreign exchange contracts	—	16.5	—	16.5
Equity contracts	0.8	49.3	—	50.1
Credit contracts	—	0.2	—	0.2
Embedded derivative on reinsurance	—	145.5	—	145.5
Total liabilities	$1.3	$323.6	$3,500.0	$3,824.9
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and nine months ended September 30, 2017 and 2016. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2017
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$31.6	$(0.2)	$0.2	$—	$—	$(9.6)	$—	$—	$—	$22.0	$—
U.S. corporate private securities	474.1	0.1	0.6	2.2	—	(1.0)	(12.2)	9.5	—	473.3	—
Foreign corporate public securities and foreign governments(1)	0.4	—	—	—	—	—	—	—	—	0.4	—
Foreign corporate private securities(1)	103.1	—	1.0	13.1	—	—	(1.4)	—	—	115.8	—
Residential mortgage-backed securities	28.0	(0.6)	0.2	4.4	—	—	(0.3)	—	(7.5)	24.2	(0.6)
Commercial mortgage-backed securities	18.3	—	—	10.5	—	—	(0.3)	—	(18.3)	10.2	—
Other asset-backed securities	48.4	—	0.3	38.8	—	—	(0.3)	—	(39.0)	48.2	—
Total fixed maturities, including securities pledged	703.9	(0.7)	2.3	69.0	—	(10.6)	(14.5)	9.5	(64.8)	694.1	(0.6)
Equity securities, available-for-sale	12.8	—	0.2	—	—	—	—	—	—	13.0	—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(2,055.0)	(131.9)	—	—	(3.6)	—	44.2	—	—	(2,146.3)	—
GMWBL/GMWB/GMAB(2)	(1,450.0)	294.9	—	—	(36.3)	—	0.1	—	—	(1,191.3)	—
Other derivatives, net	67.2	31.5	—	10.6	—	—	(26.7)	—	—	82.6	15.3
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	—	—	—	—	—	—	—	—	—
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2017
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$10.2	$(0.2)	$0.7	$14.9	$—	$(9.6)	$(0.4)	$6.4	$—	$22.0	$—
U.S. corporate private securities	413.6	0.1	6.5	56.1	—	(1.0)	(14.6)	23.3	(10.7)	473.3	—
Foreign corporate public securities and foreign governments(1)	0.4	—	—	—	—	—	—	—	—	0.4	—
Foreign corporate private securities(1)	143.5	—	—	13.1	—	—	(19.5)	—	(21.3)	115.8	—
Residential mortgage-backed securities	22.5	(1.8)	(0.1)	4.4	—	—	(0.8)	—	—	24.2	(1.7)
Commercial mortgage-backed securities	7.7	(0.1)	—	10.5	—	—	(0.3)	—	(7.6)	10.2	(0.1)
Other asset-backed securities	30.7	—	0.3	38.9	—	—	(0.9)	—	(20.8)	48.2	—
Total fixed maturities, including securities pledged	628.6	(2.0)	7.4	137.9	—	(10.6)	(36.5)	29.7	(60.4)	694.1	(1.8)
Equity securities, available-for-sale	7.1	—	0.4	5.5	—	—	—	—	—	13.0	—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,987.5)	(194.8)	—	—	(111.5)	—	147.5	—	—	(2,146.3)	—
GMWBL/GMWB/GMAB(2)	(1,512.5)	431.1	—	—	(110.2)	—	0.3	—	—	(1,191.3)	—
Other derivatives, net	34.3	89.2	—	28.4	—	—	(73.0)	3.7	—	82.6	44.5
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	5.0	—	—	—	—	(5.0)	—	—	—	—	—
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2016
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$25.0	$—	$—	$—	$—	$—	$—	$—	$(18.1)	$6.9	$—
U.S. corporate private securities	336.4	—	4.0	49.5	—	—	(8.5)	—	—	381.4	—
Foreign corporate public securities and foreign governments(1)	0.4	—	—	—	—	—	—	—	—	0.4	—
Foreign corporate private securities(1)	151.2	(1.4)	3.8	—	—	—	(3.2)	—	—	150.4	(1.4)
Residential mortgage-backed securities	27.0	(0.7)	0.3	—	—	(2.6)	(0.2)	—	—	23.8	(0.7)
Commercial mortgage-backed securities	9.6	—	—	—	—	—	(1.0)	—	—	8.6	—
Other asset-backed securities	31.9	—	0.1	47.7	—	—	(0.4)	7.4	(20.6)	66.1	—
Total fixed maturities, including securities pledged	581.5	(2.1)	8.2	97.2	—	(2.6)	(13.3)	7.4	(38.7)	637.6	(2.1)
Equity securities, available-for-sale	7.3	—	0.1	—	—	—	—	—	—	7.4	—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,604.6)	(119.5)	—	—	(38.1)	—	53.9	—	—	(1,708.3)	—
GMWBL/GMWB/GMAB(2)	(2,209.9)	264.7	—	—	(37.2)	—	0.1	—	—	(1,982.3)	—
Other derivatives, net	13.7	4.3	—	6.3	—	—	(1.3)	—	—	23.0	9.3
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2016
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$0.7	$(0.1)	$0.5	$—	$—	$(0.7)	$—	$6.5	$—	$6.9	$—
U.S. corporate private securities	327.3	(0.2)	18.2	81.8	—	(14.0)	(43.1)	18.6	(7.2)	381.4	(0.2)
Foreign corporate public securities and foreign governments(1)	1.2	(0.8)	—	—	—	—	—	—	—	0.4	(0.8)
Foreign corporate private securities(1)	145.0	(1.4)	9.8	—	—	(0.1)	(20.2)	20.5	(3.2)	150.4	(1.4)
Residential mortgage-backed securities	28.6	(2.4)	0.4	—	—	(2.6)	(0.2)	—	—	23.8	(2.2)
Commercial mortgage-backed securities	12.1	—	0.2	—	—	—	(3.7)	—	—	8.6	—
Other asset-backed securities	11.3	(0.1)	0.2	48.2	—	—	(1.8)	8.3	—	66.1	(0.1)
Total fixed maturities, including securities pledged	526.2	(5.0)	29.3	130.0	—	(17.4)	(69.0)	53.9	(10.4)	637.6	(4.7)
Equity securities, available-for-sale	6.7	—	0.7	—	—	—	—	—	—	7.4	—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,779.1)	81.9	—	—	(160.6)	—	149.5	—	—	(1,708.3)	—
GMWBL/GMWB/GMAB(2)	(1,849.0)	(22.7)	—	—	(111.0)	—	0.4	—	—	(1,982.3)	—
Other derivatives, net	5.7	(2.6)	—	21.2	—	—	(1.3)	—	—	23.0	17.3
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2017 and 2016, the transfers in and out of Level 3 for fixed maturities and other derivatives were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

The significant unobservable inputs used in the fair value measurements of GMWBLs, GMWBs and GMABs include long-term equity and interest rate implied volatility, correlations between the rate of return on policyholder funds and between interest rates and equity returns, nonperformance risk, mortality and policyholder behavior assumptions, such as benefit utilization, lapses and partial withdrawals. Such inputs are monitored quarterly.

Significant unobservable inputs used in the fair value measurements of FIAs include nonperformance risk and policyholder behavior assumptions, such as lapses and partial withdrawals. Such inputs are monitored quarterly.

Following is a description of selected inputs:

Equity / Interest Rate Volatility: A term-structure model is used to approximate implied volatility for the equity indices and swap rates for GMWBL, GMWB and GMAB fair value measurements. Where no implied volatility is readily available in the market, an alternative approach is applied based on historical volatility.

Correlations: Integrated interest rate and equity scenarios are used in GMWBL, GMWB and GMAB fair value measurements to better reflect market interest rates and interest rate volatility correlations between equity and fixed income fund groups and between equity fund groups and interest rates. The correlations are based on historical fund returns and swap rates from external sources.

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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of September 30, 2017:

	Range(1)
Unobservable Input	GMWBL/GMWB/GMAB		FIA
Long-term equity implied volatility	15% to 25%		—
Interest rate implied volatility	0.1% to 16%		—
Correlations between:
Equity Funds	-13% to 99%		—
Equity and Fixed Income Funds	-38% to 62%		—
Interest Rates and Equity Funds	-32% to 26%		—
Nonperformance risk	0.24% to 1.3%		0.24% to 1.3%
Actuarial Assumptions:
Benefit Utilization	70% to 100%	(2)	—
Partial Withdrawals	0% to 3.4%	(2)	0% to 10%
Lapses	0.1% to 15.3%	(3)(4)	0% to 60%	(3)
Mortality	—	(5)	—	(5)

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those GMWBL policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of policies, approximately 45% are taking systematic withdrawals. The Company assumes that at least 70% of all policies will begin systematic withdrawals either immediately or after a delay period, with 100% utilizing by age 95. The utilization function varies by policyholder age, policy duration and tax status. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWBL and GMWB tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWBL and GMWB benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWBL or GMWB benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money." The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of September 30, 2017 (account value amounts are in $ billions). Due to the benefit utilization assumption for GMWBL/GMWB, the partial withdrawal assumption only applies to GMAB.

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)**
< 60	$1.6	$0.1	$1.7	9.0
60-69	5.1	0.4	5.5	3.9
70+	5.8	0.5	6.3	2.5
	$12.5	$1.0	$13.5	4.6
** For population expected to withdraw in future. Excludes policies taking systematic withdrawals and 15% of policies the Company assumes will never withdraw until age 95.
(3) Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period.
(4) The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period or at the shock lapse period and to whether they are "in the money" or "out of the money" as of September 30, 2017 (account value amounts are in $ billions). Lapse ranges are based on weighted average ranges of underlying account value exposure.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

		GMWBL/GMWB/GMAB
	Moneyness	Account Value	Lapse Range
During Surrender Charge Period
	In the Money**	$0.5	0.1% to 4.8%
	Out of the Money	0.1	0.6% to 5.2%
Shock Lapse Period
	In the Money**	$2.1	1.7% to 13.9%
	Out of the Money	0.1	13.9% to 15.3%
After Surrender Charge Period
	In the Money**	$9.9	0.9% to 6.4%
	Out of the Money	1.4	6.4% to 7.1%
* Less than $0.1.
** The low end of the range corresponds to policies that are highly "in the money." The high end of the range corresponds to the policies that are close to zero in terms of "in the moneyness."
(5) The mortality rate is based on the 2012 Individual Annuity Mortality Basic table with mortality improvements.

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2016:

	Range(1)
Unobservable Input	GMWBL/GMWB/GMAB		FIA
Long-term equity implied volatility	15% to 25%		—
Interest rate implied volatility	0.1% to 18%		—
Correlations between:
Equity Funds	-13% to 99%		—
Equity and Fixed Income Funds	-38% to 62%		—
Interest Rates and Equity Funds	-32% to 26%		—
Nonperformance risk	0.25% to 1.6%		0.25% to 1.6%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—
Partial Withdrawals	0% to 3.4%	(2)	0% to 10%
Lapses	0.12% to 12.4%	(3)(4)	0% to 60%	(3)
Mortality	—	(5)	—	(5)
(1) Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those GMWBL policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of policies, approximately 40% are taking systematic withdrawals. The Company assumes that at least 85% of all policies will begin systematic withdrawals either immediately or after a delay period, with 100% utilizing by age 100. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWBL and GMWB tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWBL and GMWB benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWBL or GMWB benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money." The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of December 31, 2016 (account value amounts are in $ billions). Due to the benefit utilization assumption for GMWBL/GMWB, the partial withdrawal assumption only applies to GMAB.

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

		GMWBL/GMWB/GMAB
	Moneyness	Account Value		Lapse Range
During Surrender Charge Period
	In the Money**	$2.0		0.1% to 4.6%
	Out of the Money	—	*	0.6% to 4.8%
Shock Lapse Period
	In the Money**	$2.7		2.4% to 11.8%
	Out of the Money	—	*	11.8% to 12.4%
After Surrender Charge Period
	In the Money**	$8.5		1.4% to 6.8%
	Out of the Money	0.6		6.8% to 7.1%
* Less than $0.1.
** The low end of the range corresponds to policies that are highly "in the money." The high end of the range corresponds to the policies that are close to zero in terms of "in the moneyness."
(5) The mortality rate is based on the 2012 Individual Annuity Mortality Basic table with mortality improvements.

Generally, the following will cause an increase (decrease) in the GMWBL, GMWB and GMAB embedded derivative fair value liabilities:

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

•	Generally, an increase (decrease) in benefit utilization will decrease (increase) lapses for GMWBL and GMWB.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$23,622.2	$23,622.2	$23,269.5	$23,269.5
Equity securities, available-for-sale	25.2	25.2	18.7	18.7
Mortgage loans on real estate	4,275.6	4,341.1	3,881.5	3,940.3
Policy loans	69.2	69.2	74.7	74.7
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,235.1	1,235.1	1,380.5	1,380.5
Derivatives	1,206.0	1,206.0	978.8	978.8
Other investments	31.2	31.2	18.6	18.6
Deposits from affiliates	—	—	157.8	158.0
Embedded derivative on reinsurance	6.9	6.9	(5.9)	(5.9)
Assets held in separate accounts	29,860.7	29,860.7	30,933.7	30,933.7
Liabilities:
Investment contract liabilities:
Deferred annuities(1)	19,364.2	19,037.4	19,443.1	19,193.3
Funding agreements with fixed maturities	516.2	511.4	357.8	355.0
Supplementary contracts, immediate annuities and other	2,797.1	3,057.7	2,724.1	2,956.3
Derivatives:
Guaranteed benefit derivatives:
FIA	2,146.3	2,146.3	1,987.5	1,987.5
GMWBL/GMWB/GMAB	1,191.3	1,191.3	1,512.5	1,512.5
Other derivatives	529.1	529.1	179.4	179.4
Long-term debt	435.0	567.2	435.0	543.2
Embedded derivative on reinsurance	349.3	349.3	145.5	145.5
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2017
	DAC	VOBA		Total
Balance as of January 1, 2017	$1,685.0	$30.7		$1,715.7
Deferrals of commissions and expenses	70.5	—		70.5
Amortization:
Amortization, excluding unlocking	(240.6)	(7.4)		(248.0)
Unlocking (1)	15.0	(2.4)		12.6
Interest accrued	44.5	1.6	(2)	46.1
Net amortization included in the Condensed Statements of Operations	(181.1)	(8.2)		(189.3)
Change due to unrealized capital gains/losses on available-for-sale securities	(134.6)	(9.4)		(144.0)
Balance as of September 30, 2017	$1,439.8	$13.1		$1,452.9

	2016
	DAC	VOBA		Total
Balance as of January 1, 2016	$2,100.2	$44.6		$2,144.8
Deferrals of commissions and expenses	91.3	—		91.3
Amortization:
Amortization, excluding unlocking	258.9	(5.4)		253.5
Unlocking (1)	(43.1)	(1.6)		(44.7)
Interest accrued	28.9	1.7	(2)	30.6
Net amortization included in the Condensed Statements of Operations	244.7	(5.3)		239.4
Change due to unrealized capital gains/losses on available-for-sale securities	(685.7)	(19.6)		(705.3)
Balance as of September 30, 2016	$1,750.5	$19.7		$1,770.2
(1) Includes loss recognition of $137.1 related to DAC and $0.6 related to VOBA for the nine months ended September 30, 2016. Additionally, DAC/VOBA unlocking includes the impacts of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking.
(2) Interest accrued at the following rates for VOBA: 1.9% to 5.8% during 2017 and 3.9% to 5.8% during 2016.

The Company had no loss recognition related to Sales inducements to contract owners for the three and nine months ended September 30, 2017. Loss recognition related to Sales inducements to contract owners for the three and nine months ended September 30, 2016 was $8.1 and $32.3, respectively.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	September 30,
	2017	2016
Fixed maturities, net of OTTI	$1,244.6	$1,771.5
Equity securities, available-for-sale	4.7	5.0
Derivatives	(13.0)	8.6
DAC/VOBA, Sales inducements and other intangibles adjustments on available-for-sale securities	(558.0)	(1,086.7)
Premium deficiency reserve adjustment	(2.4)	—
Other	(35.3)	(35.5)
Unrealized capital gains (losses), before tax	640.6	662.9
Deferred income tax asset (liability)	(38.7)	(46.5)
Unrealized capital gains (losses), after tax	601.9	616.4
Pension and other postretirement benefits liability, net of tax	0.5	0.5
AOCI	$602.4	$616.9

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Statements of Operations, were as follows for the periods indicated:

	Three Months Ended September 30, 2017
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$89.1		$(31.2)	$57.9
Equity securities	(0.1)		0.1	—
Other	—		—	—
OTTI	0.4		(0.2)	0.2
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	(5.6)		2.0	(3.6)
DAC/VOBA, Sales inducements and other intangibles	8.9		(3.2)	5.7
Premium deficiency reserve adjustment	(2.4)		0.8	(1.6)
Change in unrealized gains/losses on available-for-sale securities	90.3		(31.7)	58.6
Derivatives:
Derivatives	(8.2)	(1)	2.9	(5.3)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—	—
Change in unrealized gains/losses on derivatives	(8.2)		2.9	(5.3)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	(0.1)		0.1	—
Change in pension and other postretirement benefits liability	(0.1)		0.1	—
Change in Accumulated other comprehensive income (loss)	$82.0		$(28.7)	$53.3

(1) See the Derivative Financial Instruments Note to these Condensed Financial Statements for additional information.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2017
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$486.2		$(170.2)	$316.0
Equity securities	1.2		(0.4)	0.8
Other	0.1		—	0.1
OTTI	5.6		(2.0)	3.6
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	(8.0)		2.8	(5.2)
DAC/VOBA, Sales inducements and other intangibles	(186.4)	(1)	65.2	(121.2)
Premium deficiency reserve adjustment	(2.4)		0.8	(1.6)
Change in unrealized gains/losses on available-for-sale securities	296.3		(103.8)	192.5

Derivatives:
Derivatives	(23.3)	(2)	8.2	(15.1)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—	—
Change in unrealized gains/losses on derivatives	(23.3)		8.2	(15.1)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	(0.2)		0.1	(0.1)
Change in pension and other postretirement benefits liability	(0.2)		0.1	(0.1)
Change in Accumulated other comprehensive income (loss)	$272.8		$(95.5)	$177.3

(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Financial Statements for additional information.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2016
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$72.9		$(25.6)	$47.3
Equity securities	0.3		(0.1)	0.2
Other	—		—	—
OTTI	0.3		(0.1)	0.2
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	(2.4)		0.9	(1.5)
DAC/VOBA, Sales inducements and other intangibles	(72.9)		25.5	(47.4)
Premium deficiency reserve adjustment	—		—	—
Change in unrealized gains/losses on available-for-sale securities	(1.8)		0.6	(1.2)

Derivatives:
Derivatives	(1.0)	(1)	0.3	(0.7)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—	—
Change in unrealized gains/losses on derivatives	(1.0)		0.3	(0.7)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	(0.2)		0.1	(0.1)
Change in pension and other postretirement benefits liability	(0.2)		0.1	(0.1)
Change in Accumulated other comprehensive income (loss)	$(3.0)		$1.0	$(2.0)

(1) See the Derivative Financial Instruments Note to these Condensed Financial Statements for additional information.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2016
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,367.9		$(478.8)	$889.1
Equity securities	1.2		(0.4)	0.8
Other	0.4		(0.1)	0.3
OTTI	2.8		(1.0)	1.8
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Statements of Operations	(6.0)		2.1	(3.9)
DAC/VOBA, Sales inducements and other intangibles	(905.4)	(1)	316.9	(588.5)
Premium deficiency reserve adjustment	—		—	—
Change in unrealized gains/losses on available-for-sale securities	460.9		(161.3)	299.6

Derivatives:
Derivatives	(3.2)	(2)	1.1	(2.1)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Statements of Operations	—		—	—
Change in unrealized gains/losses on derivatives	(3.2)		1.1	(2.1)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Statements of Operations	(0.3)		0.1	(0.2)
Change in pension and other postretirement benefits liability	(0.3)		0.1	(0.2)
Change in Accumulated other comprehensive income (loss)	$457.4		$(160.1)	$297.3
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Income Taxes

The Company's effective tax rates for the three and nine months ended September 30, 2017 were 119.8% and 70.0%, respectively. The effective tax rates differed from the statutory rate of 35% for the three and nine months ended September 30, 2017 due to an increase in the tax valuation allowance and the effect of the dividends received deduction ("DRD").

The Company's effective tax rates for the three and nine months ended September 30, 2016 were 111.3% and 101.7%, respectively. The effective tax rates differed from the statutory rate of 35% for the three and nine months ended September 30, 2016 due to an increase in the tax valuation allowance and the effect of the DRD.

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

Under this agreement, the Company did not incur interest expense for the three and nine months ended September 30, 2017 and incurred minimal interest expense for the three and nine months ended September 30, 2016. The Company did not earn interest income for the three months ended September 30, 2017 and earned $1.5 in interest income for the nine months ended September 30, 2017. The company did not earn interest income for the three months ended September 30, 2016 and earned $0.8 in interest income for the nine months ended September 30, 2016. As of September 30, 2017 and December 31, 2016, the Company did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement.

For information on the Company's additional financing agreements, see the Related Party Transactions Note in the Financial Statements in Part II, Item 8. in the Company's Annual Report on Form 10-K.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.    Commitments and Contingencies

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of September 30, 2017 and December 31, 2016, the Company had off-balance sheet commitments to acquire mortgage loans of $181.1 and $261.3, respectively, and purchase limited partnerships and private placement investments of $383.0 and $366.2, respectively.

Federal Home Loan Bank Funding

The Company is a member of the FHLB of Des Moines and is required to pledge collateral to back funding agreements issued to the FHLB. As of September 30, 2017 and December 31, 2016, the Company had $516.2 and $200.1, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB. These non-putable funding agreements are included in Future policy benefits and contract owner account balances on the Condensed Balance Sheets. As of September 30, 2017 and December 31, 2016, assets with a market value of $571.2 and $235.7, respectively, collateralized the funding agreements to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Balance Sheets.

Subsequent to September 30, 2017, the Company issued an additional $55.0 of funding agreements to the FHLB and pledged assets as required collateral.

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

	September 30, 2017	December 31, 2016
Fixed maturity collateral pledged to FHLB(1)	$571.2	$235.7
FHLB restricted stock(2)	30.6	18.0
Other fixed maturities-state deposits	10.9	10.5
Securities pledged(3)	961.7	748.2
Total restricted assets	$1,574.4	$1,012.4
(1) Included in Fixed Maturities, available-for-sale, at fair value on the Condensed Balance Sheets.
(2) Included in Other investments on the Condensed Balance Sheets.
(3) Includes the fair value of loaned securities of $387.2 and $270.9 as of September 30, 2017 and December 31, 2016, respectively. In addition, as of September 30, 2017 and December 31, 2016, the Company delivered securities as collateral of $574.5 and $477.3, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2017, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, is not material to the Company.

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

10.    Related Party Transactions

Operating Agreements

The Company and its affiliate, Voya Investment Management, LLC ("VIM") are parties to an intercompany agreement dated December 22, 2010, as amended, pursuant to which, effective January 1, 2010, VIM or one of its subsidiaries agreed to pay the Company, on a monthly basis, a portion of the revenues VIM or one of its subsidiaries earn as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company's variable insurance products. Effective May 1, 2017, Voya Investments, LLC ("VIL"), a subsidiary of VIM, was appointed investment adviser for certain additional U.S. registered investment companies previously managed by an affiliate, Directed Services, LLC ("DSL") - See terminated agreement below. Consequently, on June 29, 2017, the Company and VIM entered into an amendment, to the VIM intercompany agreement to amend and restate, effective May 1, 2017, to reflect VIL as investment adviser for these additional U.S registered investment companies.

In light of the above, effective April 30, 2017, the Company and DSL terminated an intercompany agreement dated December 22, 2010 with an effective date of January 1, 2010, pursuant to which, DSL paid the Company a portion of the revenues DSL earned

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company's variable insurance products.

For the three and nine months ended September 30, 2017, revenues with affiliated entities related to the operating agreements disclosed in the Related Party Transactions Note in the Financial Statements in Part II, Item 8. in the Company's Annual Report on Form 10-K and reflecting changes to these operating agreements described above were $39.1 and $115.3, respectively. For the three and nine months ended September 30, 2016, revenues with affiliated entities related to the aforementioned operating agreements were $36.1 and $106.9, respectively. For the three and nine months ended September 30, 2017, expenses with affiliated entities related to the aforementioned operating agreements, as amended, were $96.7 and $284.8, respectively. For the three and nine months ended September 30, 2016, expenses with affiliated entities related to the aforementioned operating agreements were $99.5 and $289.9, respectively.

Reinsurance Agreements

Reinsurance Ceded

As of September 30, 2017 and December 31, 2016, total reserves ceded to affiliates were $6,176.0 and $6,750.8, respectively. For the three and nine months ended September 30, 2017, premiums ceded to affiliates were $36.8 and $111.7, respectively. For the three and nine months ended September 30, 2016, premiums ceded to affiliates were $158.5 and $357.2, respectively.

Guaranteed Living Benefit — Coinsurance and Coinsurance Funds Withheld

Prior to July 1, 2016, the Company had an amended and restated automatic reinsurance agreement with an affiliate, Security Life of Denver International Limited ("SLDI"), on a combined coinsurance and coinsurance funds withheld basis.

Effective July 1, 2016, SLDI acquired Roaring River II, Inc. ("RRII"), a Missouri life reinsurance captive, from its affiliate, ReliaStar Life Insurance Company ("RLI") and also effective July 1, 2016, RRII redomesticated from the State of Missouri to the State of Arizona. Effective July 1, 2016, the Company, SLDI and RRII entered into release, consent and novation agreements pursuant to which RRII assumed the variable annuity guaranteed living benefits previously reinsured to SLDI under the automatic reinsurance agreement; the services agreement from SLDI under which the Company provides certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the automatic reinsurance agreement; and SLDI's obligation to serve as asset manager for the funds withheld account under the asset management services agreement.

The impacts of these agreements on the Condensed Balance Sheets as of the dates indicated are as follows:

	September 30, 2017	December 31, 2016
Assets on deposit in trust	$6,150.1	$6,504.5
Funds withheld liability(1)	5,803.2	6,356.8
Embedded derivative(1)	346.9	147.6
Reserves ceded(2)	5,973.1	6,545.9
Deferred loss(3)	255.5	269.1
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
Notes to the Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Reinsurance Assumed

As of September 30, 2017 and December 31, 2016, total reserves assumed from affiliates were $410.3 and $418.7, respectively. For the three and nine months ended September 30, 2017, premiums assumed from affiliates were $109.0 and $319.0, respectively. For the three and nine months ended September 30, 2016, premiums assumed from affiliates were $111.9 and $326.7, respectively.

Deposits Receivable

Guaranteed Investment Contract - Coinsurance

Effective August 20, 1999, the Company entered into a Facultative Coinsurance Agreement with its affiliate, Security Life of Denver ("SLD"). Under the terms of the agreement, the Company facultatively cedes, from time to time, certain guaranteed investment contracts and funding agreements to SLD on a 100% coinsurance basis. The coinsurance agreement is accounted for using the deposit method. As of September 30, 2017, there was no outstanding deposit balance as the underlying contracts matured by March 31, 2017. As of December 31, 2016, the deposit receivable was $157.8.

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

The following discussion and analysis presents a review of our results of operations for the three and nine months ended September 30, 2017 and 2016 and financial condition as of September 30, 2017 and December 31, 2016. This item should be read in its entirety and in conjunction with the Condensed Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K for the year ended December 31, 2016 ("Annual Report on Form 10-K").

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

We have one operating segment.

The focus in managing our closed block of variable annuity products continues to be on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market movements on capital resources, rather than mitigating earnings volatility. Additionally, we continue to judiciously seek opportunities to accelerate the run-off of the block, such as through our recent offerings of enhanced income for eligible guaranteed minimum income benefit ("GMIB") policyholders, which allowed for optional early annuitization. We launched our second GMIB enhanced surrender value offer in the third quarter of 2017, which will provide certain GMIB policyholders an option to surrender their contracts in exchange for an enhancement to their contract's surrender value.

Recent Events

On July 31, 2017, our affiliate, Voya Services Company (“Voya Services”) entered into a servicing agreement with a third-party service provider (the “service provider”). Under the agreement, the service provider provides Voya Services with a broad range of information technology services such as application development and maintenance; infrastructure management and support including for servers, storage and network devices; service desk; security; general service and operations management; and disaster recovery and business continuity. The service provider is responsible for providing certain computing assets such as server and network hardware. There is a transition period in connection with the service provider assuming responsibility for these operations. Voya Services retains responsibility for, among other things, its technology architecture, security strategy, program governance and regulatory oversight responsibilities. The agreement is designed to allow for additional statements of work for additional projects and services to be added in the future.

As part of the transaction, certain employees of Voya Services became employees of the service provider, and certain current employee positions were eliminated. Under the terms of the agreement, employees of Voya Services transferring to the service provider became part of the team providing services to Voya Services under the agreement for a minimum period of between one and two years. The services are provided on Voya Services’ premises, and also at the service provider’s facilities both inside and outside of the United States.
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
During the third quarter of 2017 and 2016, we conducted our annual review of assumptions, including projecting model inputs. As a result of these reviews, in the three months ended September 30, 2017 and 2016, we made a number of changes, which resulted in favorable/(unfavorable) impacts on Income (loss) before income taxes of $(68.6) million and $102.7 million, respectively, of which $(106.6) million and $34.7 million was related to DAC/VOBA and DSI unlocking.
We also review the recoverability of DAC, VOBA and DSI balances each period. These assets are deemed to be unrecoverable if the estimated gross profits do not exceed these balances and a write-down is recorded as loss recognition. During the three and nine months ended September 30, 2017, no loss recognition was recognized. During the three and nine months ended September 30, 2016, we recognized loss recognition of $42.5 million and $170.0 million, respectively, before income taxes, of which $34.4 million and $137.7 million, respectively, was recorded to Net amortization of DAC and VOBA, and $8.1 million and $32.3 million was recorded to Interest credited and other benefits to contract owners with a corresponding decrease on the Condensed Balance Sheets to Deferred policy acquisition costs, Value of business acquired, and Sales inducements to contract owners.

During the three and nine months ended September 30, 2017, there were no premium deficiency reserves established. During the three and nine months ended September 30, 2016, we established premium deficiency reserves of $25.6 million and $36.3 million, respectively, before tax related to certain payout annuity contracts. The premium deficiency reserves established for the three and nine months ended September 30, 2016 were recorded as increases in Policyholder benefits and contract owner account balances with a corresponding increase in Deposits, premiums and reinsurance recoverable, as the reserves are ceded to an affiliate on a 100% coinsurance and coinsurance funds withheld basis. As a result, the establishment of these premium deficiency reserves had no impact on the Condensed Statements of Operations for the three and nine months ended September 30, 2016.

Income Taxes

Our effective tax rates for the three and nine months ended September 30, 2017 were 119.8% and 70.0%, respectively. The effective tax rate differed from the statutory rate of 35% for the three and nine months ended September 30, 2017 due to an increase in the tax valuation allowance and the effect of the dividends received deduction ("DRD").

Our effective tax rates for the three and nine months ended September 30, 2016 were 111.3% and 101.7%, respectively. The effective tax rates differed from the statutory rate of 35% for the three and nine months ended September 30, 2016 due to an increase in the tax valuation allowance and the effect of the DRD.

Results of Operations

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Net investment income	$324.0	$336.8	$986.7	$1,010.1
Fee income	147.9	160.9	439.7	472.2
Premiums	123.1	125.3	359.2	373.3
Net realized capital gains (losses):
Total other-than-temporary impairments	(0.1)	(3.7)	(1.8)	(7.3)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	0.1	(0.2)	0.4	1.1
Net other-than-temporary impairments recognized in earnings	(0.2)	(3.5)	(2.2)	(8.4)
Other net realized capital gains (losses)	(194.3)	(292.0)	(772.7)	(228.8)
Total net realized capital gains (losses)	(194.5)	(295.5)	(774.9)	(237.2)
Other revenue	3.9	4.1	11.7	13.6
Total revenues	404.4	331.6	1,022.4	1,632.0
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	86.5	24.2	186.7	1,419.6
Operating expenses	104.0	108.2	319.5	344.0
Net amortization of Deferred policy acquisition costs and Value of business acquired	143.9	150.0	189.3	(239.4)
Interest expense	7.1	7.2	21.1	21.2
Other expense	(1.3)	(2.0)	11.3	4.3
Total benefits and expenses	340.2	287.6	727.9	1,549.7
Income (loss) before income taxes	64.2	44.0	294.5	82.3
Income tax expense (benefit)	77.1	48.9	206.0	83.6
Net income (loss)	$(12.9)	$(4.9)	$88.5	$(1.3)

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Our Net loss for the three months ended September 30, 2017 increased $8.0 million from $4.9 million to $12.9 million primarily due to higher Interest credited and other benefits to contract owners/policyholders, higher Income tax expense, lower Fee income, Net investment income and Premiums. These unfavorable changes were partially offset by lower Total net realized capital losses, Net amortization of DAC and VOBA, and Operating expenses.

Revenues

Total revenues increased $72.8 million from $331.6 million to $404.4 million primarily due to lower Total net realized capital losses, partially offset by lower Fee income, Net investment income and Premiums.

Net investment income decreased $12.8 million from $336.8 million to $324.0 million primarily due to lower prepayment fee income, lower general account assets and lower yields, including the impact of the continued low interest rate environment on reinvestment rates, partially offset by higher alternative investment income.

Fee income decreased $13.0 million from $160.9 million to $147.9 million primarily due to lower average separate account assets under management resulting from the continued runoff of our closed block of variable annuity business.

Premiums decreased $2.2 million from $125.3 million to $123.1 million primarily due to lower in-force group life business, partially offset by higher payout annuities with life contingencies which correspond to an increase in Interest credited and other benefits to contract owners/policyholders.

Total net realized capital losses decreased $101.0 million from $295.5 million to $194.5 million primarily due to favorable changes in annuity hedging derivatives and the fair value of embedded derivatives on product guarantees. Under the variable annuity and fixed indexed annuity hedge programs, changes in equity markets and interest rates during the current period resulted in net favorable changes in equity, interest and foreign exchange derivatives of $81.5 million (from a net loss of $411.1 million in the prior period compared to a net loss of $329.6 million in the current period). A portion of these derivative losses were ceded to an affiliate under the combined coinsurance and coinsurance funds withheld agreement (from a loss of $423.8 million in the prior period compared to a loss of $371.4 million in the current period), and an offset was recorded to Interest credited and other benefits to contract owners/policyholders. See the Related Party Transactions Note in our Condensed Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on the combined coinsurance and coinsurance funds withheld agreement. The net favorable changes of $17.8 million in the fair value of embedded derivatives on variable annuity and fixed indexed annuity product guarantees (from a gain of $145.2 million in the prior period to a gain of $163.0 million in the current period) were primarily due to favorable impacts resulting from nonperformance risk and interest rate changes, partially offset by unfavorable impacts resulting from changes in equity markets, annual assumption updates and volatility movements.

Benefits and Expenses

Total benefits and expenses increased $52.6 million from $287.6 million to $340.2 million primarily due to higher Interest credited and other benefits to contract owners/policyholders, partially offset by lower Net amortization of DAC and VOBA and Operating expenses.

Interest credited and other benefits to contract owners/policyholders increased $62.3 million from $24.2 million to $86.5 million primarily due to the change in the amount of equity and interest rate derivative gains transferred under the combined coinsurance and coinsurance funds withheld agreement with an affiliate (the corresponding offsetting amount is reported in Total net realized capital gains (losses)), the change in the embedded derivatives on the coinsurance funds withheld arrangements resulting from equity market and interest rate movements, and unfavorable changes resulting from annual assumptions updates. These increases were partially offset by lower sales inducements amortization on lower gross profits and loss recognition in the prior period that did not reoccur, the shift in mix of business from annual reset and multi-year guaranteed annuities ("AR/MYGAs") to fixed indexed annuities ("FIAs") due to option costs of FIAs being generally lower than the credited rates on AR/MYGAs, and lower assumed claims on an affiliated reinsurance agreement.

Operating expenses decreased $4.2 million from $108.2 million to $104.0 million primarily due to the continued runoff of our closed block of variable annuity business.

Net amortization of DAC and VOBA decreased $6.1 million from $150.0 million to $143.9 million primarily due to lower amortization on lower gross profits and loss recognition in the prior period that did not reoccur, partially offset by unfavorable changes resulting from annual assumptions updates. See Critical Accounting Judgments and Estimates for further detail on the loss recognition of DAC and VOBA and annual assumption updates.

Income Taxes

Income tax expense increased $28.2 million from $48.9 million to $77.1 million primarily due to an increase in income before income taxes, an increase in the tax valuation allowance and a decrease in the benefit associated with the dividends received deduction ("DRD").

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Our Net income(loss) for the nine months ended September 30, 2017 increased $89.8 million from a loss of $1.3 million to income of $88.5 million primarily due to lower Interest credited and other benefits to contract owners/policyholders and lower Operating expenses, partially offset by higher Total net realized capital losses, unfavorable changes in Net amortization of DAC and VOBA, higher Income tax expense, and lower Fee income, Net investment income and Premiums.

Revenues

Total revenues decreased $609.6 million from $1,632.0 million to $1,022.4 million primarily due to higher Total net realized capital losses, lower Fee income, Net investment income and Premiums.

Net investment income decreased $23.4 million from $1,010.1 million to $986.7 million primarily due to lower prepayment fee income, lower general account assets and lower yields, including the impact of the continued low interest rate environment on reinvestment rates, partially offset by higher alternative investment income.

Fee income decreased $32.5 million from $472.2 million to $439.7 million primarily due to lower average separate account assets under management resulting from the continued runoff of our closed block of variable annuity business.

Premiums decreased $14.1 million from $373.3 million to $359.2 million primarily due to lower in-force group life business and lower payout annuities which correspond to a decrease in Interest credited and other benefits to contract owners/policyholders.

Total net realized capital losses increased $537.7 million from $237.2 million to $774.9 million primarily due to unfavorable changes in annuity hedging derivatives, partially offset by favorable changes in the fair value of embedded derivatives on product guarantees. Under the variable annuity and fixed indexed annuity hedge programs, changes in equity markets and interest rates during the current period resulted in net unfavorable changes in equity, interest and foreign exchange derivatives of $695.7 million compared to the prior period (from a net loss of $225.4 million in the prior period compared to a net loss of $921.1 million in the current period). A portion of these derivative losses were ceded to an affiliate under the combined coinsurance and coinsurance funds withheld agreement (from a loss of $120.9 million in the prior period compared to a loss of $1,021.7 million in the current period), and an offset was recorded to Interest credited and other benefits to contract owners/policyholders. The net favorable changes of $177.1 million in the fair value of embedded derivatives on variable annuity and fixed indexed annuity product guarantees (from a gain of $59.2 million in the prior period to a gain of $236.3 million in the current period) were primarily due to favorable impacts resulting from interest rate changes and volatility movements, partially offset by unfavorable changes in nonperformance risk, equity markets, and annual assumption updates.

Benefits and Expenses

Total benefits and expenses decreased $821.8 million from $1,549.7 million to $727.9 million primarily due to lower Interest credited and other benefits to contract owners/policyholders and lower Operating expenses, partially offset by unfavorable changes in Net amortization of DAC and VOBA.

Interest credited and other benefits to contract owners/policyholders decreased $1,232.9 million from $1,419.6 million to $186.7 million primarily due to the change in the amount of equity and interest rate derivative gains transferred under the combined coinsurance and coinsurance funds withheld agreement with an affiliate (the corresponding offsetting amount is reported in Total net realized capital gains (losses)) and the change in the embedded derivative on the coinsurance funds withheld arrangements resulting from equity market and interest rate movements. These decreases were partially offset by unfavorable changes resulting from annual assumptions updates.

Operating expenses decreased $24.5 million from $344.0 million to $319.5 million primarily due to the continued runoff of our closed block variable annuity business and adverse experience on a stop loss agreement in the prior period that did not reoccur.

Net amortization of DAC and VOBA changed $428.7 million from a benefit of $239.4 million to an expense of $189.3 million primarily due to higher gross profits and unfavorable changes resulting from annual assumption updates, partially offset by loss recognition in the prior period which did not reoccur. See Critical Accounting Judgments and Estimates for further detail on the loss recognition of DAC and VOBA and annual assumption updates.

Income Taxes

Income tax expense increased $122.4 million from $83.6 million to $206.0 million primarily due to an increase in income before income taxes, an increase in the tax valuation allowance and a decrease in the benefit associated with the DRD.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	September 30, 2017		December 31, 2016
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$22,012.5	73.8%	$21,873.8	75.6%
Fixed maturities, at fair value using the fair value option	648.0	2.2%	647.5	2.2%
Equity securities, available-for-sale	25.2	0.1%	18.7	0.1%
Short-term investments(1)	334.1	1.1%	429.7	1.5%
Mortgage loans on real estate	4,275.6	14.4%	3,881.5	13.4%
Policy loans	69.2	0.2%	74.7	0.3%
Limited partnerships/corporations	266.0	0.9%	227.4	0.8%
Derivatives	1,206.0	4.0%	978.8	3.4%
Other investments	31.2	0.1%	18.6	0.1%
Securities pledged	961.7	3.2%	748.2	2.6%
Total investments	$29,829.5	100.0%	$28,898.9	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	September 30, 2017
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$819.2	3.7%	$867.4	3.7%
U.S. Government agencies and authorities	29.1	0.1%	34.2	0.1%
State, municipalities and political subdivisions	559.8	2.5%	575.9	2.4%
U.S. corporate public securities	9,481.9	42.4%	10,168.1	43.0%
U.S. corporate private securities	2,992.0	13.4%	3,092.0	13.1%
Foreign corporate public securities and foreign governments(1)	2,591.2	11.6%	2,744.4	11.7%
Foreign corporate private securities(1)	2,828.6	12.6%	2,952.6	12.5%
Residential mortgage-backed securities	1,642.4	7.3%	1,746.9	7.4%
Commercial mortgage-backed securities	939.3	4.2%	950.4	4.0%
Other asset-backed securities	481.9	2.2%	490.3	2.1%
Total fixed maturities, including securities pledged	$22,365.4	100.0%	$23,622.2	100.0%
(1) Primarily U.S. dollar denominated.
	December 31, 2016
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$946.4	4.2%	$982.9	4.2%
U.S. Government agencies and authorities	29.4	0.1%	33.0	0.1%
State, municipalities and political subdivisions	500.1	2.2%	497.4	2.1%
U.S. corporate public securities	9,992.8	44.5%	10,444.7	44.9%
U.S. corporate private securities	2,753.6	12.2%	2,777.6	12.0%
Foreign corporate public securities and foreign governments(1)	2,620.2	11.7%	2,689.1	11.6%
Foreign corporate private securities(1)	2,734.6	12.2%	2,815.4	12.1%
Residential mortgage-backed securities	1,647.0	7.3%	1,749.7	7.5%
Commercial mortgage-backed securities	951.2	4.2%	957.1	4.1%
Other asset-backed securities	317.8	1.4%	322.6	1.4%
Total fixed maturities, including securities pledged	$22,493.1	100.0%	$23,269.5	100.0%
(1) Primarily U.S. dollar denominated.

As of September 30, 2017, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 7.5 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management’s Narrative Analysis of the Results of Operations and Financial Condition in our Financial Statements in Part II, Item 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	September 30, 2017
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$867.4	$—	$—	$—	$—	$—	$867.4
U.S. Government agencies and authorities	34.2	—	—	—	—	—	34.2
State, municipalities and political subdivisions	527.6	48.0	0.3	—	—	—	575.9
U.S. corporate public securities	5,268.3	4,517.4	308.0	70.1	4.3	—	10,168.1
U.S. corporate private securities	1,345.1	1,633.0	68.9	45.0	—	—	3,092.0
Foreign corporate public securities and foreign governments(1)	1,359.5	1,206.5	165.6	11.4	1.0	0.4	2,744.4
Foreign corporate private securities(1)	386.7	2,261.8	291.9	9.2	1.3	1.7	2,952.6
Residential mortgage-backed securities	1,631.3	74.7	2.5	—	20.0	18.4	1,746.9
Commercial mortgage-backed securities	949.8	—	—	—	—	0.6	950.4
Other asset-backed securities	423.5	45.7	15.4	0.7	—	5.0	490.3
Total fixed maturities	$12,793.4	$9,787.1	$852.6	$136.4	$26.6	$26.1	$23,622.2
% of Fair Value	54.2%	41.4%	3.6%	0.6%	0.1%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2016
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$982.9	$—	$—	$—	$—	$—	$982.9
U.S. Government agencies and authorities	33.0	—	—	—	—	—	33.0
State, municipalities and political subdivisions	463.7	33.4	0.3	—	—	—	497.4
U.S. corporate public securities	5,683.5	4,375.9	311.4	53.4	12.5	8.0	10,444.7
U.S. corporate private securities	1,299.0	1,358.8	80.5	36.8	—	2.5	2,777.6
Foreign corporate public securities and foreign governments(1)	1,438.7	1,049.6	179.8	18.3	2.3	0.4	2,689.1
Foreign corporate private securities(1)	399.7	2,219.1	180.1	9.3	1.3	5.9	2,815.4
Residential mortgage-backed securities	1,690.6	9.7	6.0	7.4	14.9	21.1	1,749.7
Commercial mortgage-backed securities	956.2	—	—	0.9	—	—	957.1
Other asset-backed securities	269.4	36.3	12.8	0.6	—	3.5	322.6
Total fixed maturities	$13,216.7	$9,082.8	$770.9	$126.7	$31.0	$41.4	$23,269.5
% of Fair Value	56.9%	39.0%	3.3%	0.5%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	September 30, 2017
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$867.4	$—	$—	$—	$—	$867.4
U.S. Government agencies and authorities	34.2	—	—	—	—	34.2
State, municipalities and political subdivisions	52.9	343.5	131.3	47.9	0.3	575.9
U.S. corporate public securities	210.8	696.4	4,361.1	4,517.4	382.4	10,168.1
U.S. corporate private securities	125.2	89.6	1,090.5	1,623.1	163.6	3,092.0
Foreign corporate public securities and foreign governments(1)	33.6	276.8	1,057.2	1,198.5	178.3	2,744.4
Foreign corporate private securities(1)	—	—	468.0	2,383.9	100.7	2,952.6
Residential mortgage-backed securities	1,227.3	3.6	26.3	25.6	464.1	1,746.9
Commercial mortgage-backed securities	769.6	55.6	57.0	39.4	28.8	950.4
Other asset-backed securities	252.5	65.5	46.0	78.8	47.5	490.3
Total fixed maturities	$3,573.5	$1,531.0	$7,237.4	$9,914.6	$1,365.7	$23,622.2
% of Fair Value	15.1%	6.5%	30.6%	42.0%	5.8%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2016
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$982.9	$—	$—	$—	$—	$982.9
U.S. Government agencies and authorities	33.0	—	—	—	—	33.0
State, municipalities and political subdivisions	53.7	301.3	108.7	33.4	0.3	497.4
U.S. corporate public securities	202.0	852.0	4,629.6	4,360.1	401.0	10,444.7
U.S. corporate private securities	117.6	107.4	962.7	1,442.5	147.4	2,777.6
Foreign corporate public securities and foreign governments(1)	35.2	342.3	1,070.6	1,040.2	200.8	2,689.1
Foreign corporate private securities(1)	—	—	479.5	2,239.9	96.0	2,815.4
Residential mortgage-backed securities	1,426.3	1.7	2.1	21.2	298.4	1,749.7
Commercial mortgage-backed securities	687.5	—	131.3	20.0	118.3	957.1
Other asset-backed securities	167.4	29.0	29.2	53.8	43.2	322.6
Total fixed maturities	$3,705.6	$1,633.7	$7,413.7	$9,211.1	$1,305.4	$23,269.5
% of Fair Value	15.9%	7.0%	31.9%	39.6%	5.6%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, decreased $140.2 million from $207.2 million to $67.0 million for the nine months ended September 30, 2017. The decrease in gross unrealized losses was primarily due to tightening credit spreads.

As of September 30, 2017 and December 31, 2016, we did not have any fixed maturities with an unrealized capital loss in excess of $10.0 million.

As of September 30, 2017 and December 31, 2016, we had $1.8 billion and $1.9 billion, fair value of energy sector fixed maturity securities, constituting 7.5% and 8.1%, of total fixed maturities portfolio, with gross unrealized capital losses of $11.7 million and $20.5 million, respectively. See the Investments Note in our Condensed Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

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

We have exposure to Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of September 30, 2017, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $56.1 million, $51.7 million and $0.5 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2016, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $56.5 million, $53.7 million and $2.5 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value.

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of September 30, 2017, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $58.3 million, $47.5 million and $0.5 million, respectively, representing 0.2% of total fixed maturities including securities pledged, based on fair value. As of December 31, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $57.9 million, $50.2 million and $1.6 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value.

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. The steep pace of increases observed in this time frame relented, and the percentage of delinquent loans declined through February 2016 (although certain months did post marginal increases). Since then, the delinquency rate has increased, with recent months showing more upward momentum.  Other performance metrics like vacancies, property values and rent levels have posted sustained improvement trends, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. A robust environment for property refinancing was particularly supportive of improving credit performance metrics throughout much of the post-credit crisis period. In the first quarter of 2016, however, this virtuous lending cycle was disrupted as the dislocation in corporate credit markets negatively impacted liquidity conditions in CMBS. As a result, the new issuance market for CMBS slowed considerably during the first half of 2016 before normalizing to end the year. Spread performance somewhat mirrored these new issuance trends: volatile in the first half of 2016, signs of increased liquidity and more general stability in credit spreads have been observed since.  Year to date performance of CMBS can be best characterized by issuance stability and liquid market conditions, fostering relatively prolific new issuance volumes. This backdrop has allowed for general success in the refinancing of the final large maturing loan populations from pre-crisis originated commercial mortgage loans, done in 2007.

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

As of September 30, 2017, the fair value, amortized cost and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, totaled $439.4 million, $435.2 million and $0.4 million respectively. As of December 31, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, totaled $267.6 million, $265.1 million and$0.5 million, respectively.

As of September 30, 2017, Other ABS was broadly diversified both by type and issuer with credit card receivables and nonconsolidated collateralized loan obligations ("CLOs") comprising 0.5% and 70.6%, respectively, of total Other ABS, excluding subprime exposure. There were no automobile receivables related to Other ABS. As of December 31, 2016, Other ABS was broadly diversified both by type and issuer with credit card receivables and nonconsolidated collateralized loan obligations ("CLOs") comprising 15.3% and 53.9%, respectively, of total Other ABS, excluding subprime exposure. There were no automobile receivables related to Other ABS.

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

As of September 30, 2017, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 61.2%. As of December 31, 2016, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 61.1%. See the Investments Note in our Condensed Financial Statements in Part I, Item I. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

During the three and nine months ended September 30, 2017, we recorded $0.2 million and $0.6 million, respectively, of credit related OTTI of which the primary contributor was $0.1 million and $0.4 million, respectively, of write-downs recorded in the Foreign Private and RMBS sector on securities collateralized by Alt-A residential mortgage-backed securities. See the Investments Note in our Condensed Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on OTTI.

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

As of September 30, 2017, the Company's total European exposure had an amortized cost and fair value of $2,806.6 million and $2,953.7 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $260.4 million, which includes non-financial institutions exposure in Ireland of $72.2 million, in Italy of $62.2 million, and in Spain of $80.7 million. We also had financial institutions exposure in Italy of $33.3 million and in Spain of $12.0 million. We did not have any exposure to Greece or Portugal.

Among the remaining $2.7 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of September 30, 2017, our non-peripheral sovereign exposure was $92.8 million, which consisted of fixed maturities. We also had $440.9 million in net exposure to non-peripheral financial institutions with a concentration in France of $76.2 million, The Netherlands of $72.4 million, Switzerland of $103.6 million and the United Kingdom of $163.5 million. The balance of $2.2 billion was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $1,120.2 million, in The Netherlands of $329.6 million, in France of $277.1 million, in Germany of $251.1 million, in Switzerland of $265.8 million, and in Russia of $45.3 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of our statutory net admitted assets, excluding Separate Accounts, as of the preceding December 31. As of September 30, 2017 and December 31, 2016 we did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either us or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 43.7% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS, collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12.0% of our general account statutory admitted assets may be allocated to repurchase, dollar roll and securities lending programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of September 30, 2017, we had securities lending obligations of $359.9 million, which represents approximately 0.6% of our general account statutory admitted assets. As of December 31, 2016, we had securities lending obligations of $111.0 million, which represents approximately 0.2% of our general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the nine months ended September 30, 2017 and 2016, we did not receive any capital contributions from our Parent.

During the nine months ended September 30, 2017 and 2016, we paid ordinary dividends in the amount of $278.0 million and $373.0 million, respectively to our Parent.

In May 2017, we declared an extraordinary distribution of $250.0 million, subject to receipt of Iowa Insurance Division approval, and the condition to such regulatory approval was satisfied in July 2017. On July 5, 2017, we reduced our cash flow testing reserves supporting our closed block of variable annuity products by $250.0 million and on July 5, 2017, paid the $250.0 million extraordinary distribution to our Parent out of the surplus generated by the cash flow testing reserve release. The proceeds of the extraordinary dividend were transferred as a capital contribution to Roaring River II, Inc. ("RRII") and RRII deposited the proceeds into our funds withheld trust to support living benefit reserves and we established a corresponding funds withheld liability.

Reinsurance Agreements

Reinsurance Ceded

As of September 30, 2017 and December 31, 2016, total reserves ceded to affiliates were $6,176.0 million and $6,750.8 million, respectively. For the three and nine months ended September 30, 2017, premiums ceded to affiliates were $36.8 million and $111.7 million, respectively. For the three and nine months ended September 30, 2016, premiums ceded to affiliates were $158.5 million and $357.2 million, respectively.

Guaranteed Living Benefit — Coinsurance and Coinsurance Funds Withheld

Prior to July 1, 2016, we had an amended and restated automatic reinsurance agreement with an affiliate, Security Life of Denver International Limited ("SLDI"), on a combined coinsurance and coinsurance funds withheld basis.

Effective July 1, 2016, SLDI acquired Roaring River II, Inc. ("RRII"), a Missouri life reinsurance captive, from its affiliate, ReliaStar Life Insurance Company ("RLI"), and also effective July 1, 2016, RRII redomesticated from the State of Missouri to the State of Arizona. Effective July 1, 2016, we, SLDI and RRII entered into release, consent and novation agreements pursuant to which RRII assumed the variable annuity guaranteed living benefits previously reinsured to SLDI under the automatic reinsurance agreement; the services agreement from SLDI under which we provide certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the automatic reinsurance agreement; and SLDI's obligation to serve as asset manager for the funds withheld account under the asset management services agreement.

The impacts of these agreements on the Condensed Balance Sheets as of the dates indicated are as follows:

(in millions)	September 30, 2017	December 31, 2016
Assets on deposit in trust	$6,150.1	$6,504.5
Funds withheld liability(1)	5,803.2	6,356.8
Embedded derivative(1)	346.9	147.6
Reserves ceded(2)	5,973.1	6,545.9
Deferred loss(3)	255.5	269.1
(1) Included in Funds held under reinsurance treaties with affiliates on the Condensed Balance Sheets.
(2) Included in Deposits, premiums receivable and reinsurance recoverable on the Condensed Balance Sheets.
(3) Included in Other assets on the Condensed Balance Sheets.

Reinsurance Assumed

As of September 30, 2017 and December 31, 2016, total reserves assumed from affiliates were $410.3 million and $418.7 million, respectively. For the three and nine months ended September 30, 2017, premiums assumed from affiliates were $109.0 million and $319.0 million, respectively. For the three and nine months ended September 30, 2016, premiums assumed from affiliates were $111.9 million and $326.7 million, respectively.

Deposits Receivable

Guaranteed Investment Contract - Coinsurance

Effective August 20, 1999, we entered into a Facultative Coinsurance Agreement with an affiliate, SLD. Under the terms of the agreement, we facultatively cede, from time to time, certain guaranteed investment contracts and funding agreements to SLD on a 100% coinsurance basis. The coinsurance agreement is accounted for using the deposit method. As of September 30, 2017, there was no outstanding deposit balance as the underlying contracts matured by March 31, 2017. As of December 31, 2016, the deposit receivable was $157.8 million.

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

There were no ratings actions, affirmations or outlook changes by S&P, Fitch, Moody’s or A.M. Best from December 31, 2016 through September 30, 2017 and subsequently through the date of this Quarterly Report on Form 10-Q.

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

As of the dates indicated, the guaranteed value of death benefits in excess of account values, was estimated to be as follows:

($ in millions)	September 30, 2017
Net amount at risk, before reinsurance	$4,641.7
Net amount at risk, net of reinsurance	4,395.9
($ in millions)	December 31, 2016
Net amount at risk, before reinsurance	$5,816.6
Net amount at risk, net of reinsurance	5,503.9

The decrease in the guaranteed value of these death benefits was primarily driven by an increase in equity markets which resulted in favorable fund performance net of deductions for fees during the nine months ended September 30, 2017.

The additional liabilities recognized related to guaranteed minimum death benefits ("GMDB"), as of the dates indicated, were as follows:

($ in millions)	September 30, 2017
Separate account liability	$29,708.9
Additional liability balance(1)	423.0
($ in millions)	December 31, 2016
Separate account liability	$30,838.9
Additional liability balance(1)	509.9
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

The following guaranteed living benefits information is as of the dates indicated:

	Non-reinsured Living Benefits (GMAB/GMWB)(1)	Reinsured Living Benefits (GMIB/GMWBL)(2)
($ in millions)	September 30, 2017
Net amount at risk, before reinsurance	$11.3	$3,819.8
Net amount at risk, net of reinsurance	11.3	—
($ in millions)	December 31, 2016
Net amount at risk, before reinsurance	$13.5	$5,087.3
Net amount at risk, net of reinsurance	13.5	—
(1) Guaranteed Minimum Accumulation Benefit ("GMAB")/Guaranteed Minimum Withdrawal Benefit ("GMWB")
(2) Guaranteed Minimum Income Benefit ("GMIB")/Guaranteed Minimum Withdrawal Benefit for Life ("GMWBL")

The net amount at risk for the reinsured living benefits is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contract holder over the current account value. The methodology used to calculate the net amount at risk partially reflects the current interest rate environment and also includes a provision for the expected mortality of the clients covered by these living benefits. The decrease in the net amount at risk of these living benefits (GMIB/GMWBL) from December 31, 2016 to September 30, 2017 was primarily driven by favorable equity performance and decrements.

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

The separate account liabilities subject to the requirements for additional reserve liabilities under Accounting Standards Codification ("ASC") Topic 944 for minimum guaranteed benefits and the additional liabilities recognized related to minimum guarantees, by type, as of the dates indicated, were as follows:

	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)(2)
($ in millions)	September 30, 2017
Separate account liability	$528.1	$21,914.9
Additional liability balance, net of reinsurance(1)	17.8	731.8
($ in millions)	December 31, 2016
Separate account liability	$534.0	$23,118.1
Additional liability balance, net of reinsurance(1)	22.1	892.2
(1) Refer to the Business, Basis of Presentation and Significant Accounting Policies Note in Part II, Item 8. in our Annual Report on Form 10-K for further detail on the methodology used to calculate these additional liabilities.
(2) The additional liability balance, net of reinsurance, for GMIB was zero as of September 30, 2017 and December 31, 2016.

The decrease in the additional liability balance for reinsured living benefits corresponds to the decrease in the GMWBL liability, which decreased mainly due to favorable fund performance during the nine months ended September 30, 2017.

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

For changes in commitments related to the acquisition of mortgage loans and the purchase of limited partnerships and private placement investments, see the Commitments and Contingencies Note in our Condensed Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Other than the above, there have been no material changes to our off-balance sheet arrangements since the filing of our Annual Report on Form 10-K.

Legislative and Regulatory Developments

Potential Changes to Variable Annuity Reserve Requirements

At various times in the past several years, the NAIC has indicated that it might pursue changes to the current reserve and capital framework that applies to insurers, including the Company, who write or reinsure variable annuity ("VA") policies. Since 2015, the NAIC’s Variable Annuity Issues Working Group ("VAIWG") has been considering general proposals for VA reserve and capital reform that would create more uniformity in VA reserving practices and reduce incentives for the use of captive reinsurance arrangements for VA business. These proposals, if adopted, could change the reserves and capital we are required to hold with respect to VA business, particularly with respect to our closed block of variable annuities.

During 2016, VAIWG engaged Oliver Wyman ("OW") to conduct an initial quantitative impact ("QIS1") study involving industry participants, including the Company, of possible revisions to the current VA reserve and capital framework. In late 2016, OW provided the VAIWG a QIS1 report that included preliminary findings and recommended a second quantitative impact study be conducted so that testing can inform the proper calibration for certain conceptual and/or preliminary parameters set out in the QIS1 report. The second quantitative impact study ("QIS2") began in February 2017 and is scheduled to be completed by November 2017, with NAIC deliberations on QIS2 results and proposed VA reserve and capital reforms during the fourth quarter of 2017. It is unlikely that any changes adopted by the NAIC would be effective prior to 2019, although timing remains uncertain.

The outcome of QIS2, and the parameters of any VA reserve and capital reform to be proposed by OW or adopted by the VAIWG, is highly uncertain at this time. Certain proposals under consideration as part of QIS2, if adopted as a component of any final VA reserve and capital reform, could negatively impact VA reserve and capital calculations for our closed block of variable annuities and potentially result in increased collateral requirements at RRII, our Arizona captive affiliate that primarily reinsures the living benefit guarantees of our closed block of variable annuities. It is possible that these negative impacts to statutory reserves or rating agency capital requirements as a result of VA reserve and capital reform could be material to our capital position. If we are required to increase reserves or RRII becomes subject to increased collateral requirements, we believe it is likely that such increases would be subject to a multiyear grade-in period. At the present time, we cannot predict what, if any, of these proposals may become part of any VA framework reform proposal or what impact any final VAIWG VA framework reform would have on reserves, capital or captive collateralization requirements for our closed block of variable annuities.

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

Changes in Internal Control Over Financial Reporting

On July 31, 2017, our affiliate, Voya Services Company (“Voya Services”) entered into a servicing agreement with Cognizant Worldwide Limited (together with its affiliates, “Cognizant”). Under the agreement, Cognizant provides Voya Services with a broad range of information technology services, including services that Voya Services previously performed in-house. Cognizant is responsible for providing certain computing assets such as server and network hardware. There is a transition period in connection with Cognizant assuming responsibility for these operations. Voya Services retains responsibility for, among other things, our technology architecture, security strategy, program governance and regulatory oversight responsibilities. Certain of the information technology services that will be provided under the servicing agreement affect systems-related aspects of our financial controls. Consequently, the Company has concluded that entry into and implementation of the servicing agreement constitutes a material change in the Company's internal control over financial reporting for purposes of Rule 13a-15(d) of the Exchange Act.

Other than the change noted above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company’s potential risks and uncertainties, please see "Risk Factors" in Part I, Item IA. in our Annual Report on Form 10-K filed with the Securities and Exchange Commission and "Risk Factors" in Part II, Item IA. in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017. In addition, please see "Management's Narrative Analysis of the Results of Operations and Financial Condition" herein and in the Annual report on Form 10-K.

The following should be read in conjunction with and supplements and amends the risk factors described in our Annual Report on Form 10-K.

Potential Changes to Variable Annuity Reserve Requirements Could Increase our Capital Requirements

At various times in the past several years, the NAIC has indicated that it might pursue changes to the current reserve and capital framework that applies to insurers, including the Company, who write or reinsure variable annuity ("VA") policies. Since 2015, the NAIC’s Variable Annuity Issues Working Group ("VAIWG") has been considering general proposals for VA reserve and capital reform that would create more uniformity in VA reserving practices and reduce incentives for the use of captive reinsurance arrangements for VA business. These proposals, if adopted, could change the reserves and capital we are required to hold with respect to VA business, particularly with respect to our closed block of variable annuities.

During 2016, VAIWG engaged Oliver Wyman ("OW") to conduct an initial quantitative impact ("QIS1") study involving industry participants, including the Company, of possible revisions to the current VA reserve and capital framework. In late 2016, OW provided the VAIWG a QIS1 report that included preliminary findings and recommended a second quantitative impact study be conducted so that testing can inform the proper calibration for certain conceptual and/or preliminary parameters set out in the QIS1 report. The second quantitative impact study ("QIS2") began in February 2017 and is scheduled to be completed by November 2017, with NAIC deliberations on QIS2 results and proposed VA reserve and capital reforms expected to begin during the fourth quarter of 2017. It is unlikely that any changes adopted by the NAIC would be effective prior to 2019, although timing remains uncertain.

The outcome of QIS2, and the parameters of any VA reserve and capital reform to be proposed by OW or adopted by the VAIWG, is uncertain at this time. Certain proposals under consideration as part of QIS2, if adopted as a component of any final VA reserve and capital reform, could negatively impact VA reserve and capital calculations for our closed block of variable annuities and potentially result in increased collateral requirements at RRII, our Arizona captive affiliate that primarily reinsures the living benefit guarantees of our closed block of variable annuities. It is possible that any negative impacts to statutory reserves or rating agency capital requirements as a result of VA reserve and capital reform could be material to our capital position. If we are required to increase reserves or RRII becomes subject to increased collateral requirements, we believe it is likely that such increases would be subject to a multiyear grade-in period. At the present time, we cannot predict what, if any, of these proposals may become part of any VA framework reform proposal or what impact any final VAIWG VA framework reform would have on reserves, capital or captive collateralization requirements for our closed block of variable annuities.

Item 6.    Exhibits

See Exhibit Index on page 84 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 8, 2017	Voya Insurance and Annuity Company
(Date)	(Registrant)

	By: /s/	Michael R. Katz
Michael R. Katz Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Voya Insurance and Annuity Company (the "Company")

Exhibit Index
Exhibit Number	Description of Exhibit
31.1+	Certificate of Michael R. Katz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Carolyn M. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of Michael R. Katz pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Carolyn M. Johnson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+ Filed herewith.

