Form 10-K
period 2017-12-31
VOYA INSURANCE & ANNUITY Co
filed 2018-03-16
CIK 836658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
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

As of March 16, 2018, 250,000 shares of Common Stock, $10 par value, were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-K for the period ended December 31, 2017

As used in this Annual Report on Form 10-K, "VIAC," the "Company," "we," "our" and "us" refer to Voya Insurance and Annuity Company.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Risk Factors," "Management's Narrative Analysis of the Results of Operations and Financial Condition," and "Business" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations; (x) changes in the policies of governments and/or regulatory authorities; (xi) our parent company, Voya Financial, Inc.'s ability to successfully complete the Transaction (as defined below) on the expected economic terms or at all; and (xii) other factors described in the section "Item 1A. Risk Factors."

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

PART I

Item 1.    Business
(Dollar amounts in millions, unless otherwise stated)

On March 2, 2018, Voya Insurance and Annuity Company (“VIAC”or "the Company") filed with the U.S. Securities and Exchange Commission a Form 15, Certification and Notice of Termination of Registration.  Consequently, VIAC will have no further reporting obligations under the Securities Exchange Act of 1934 after the filing of this Annual Report on Form 10-K.

Organization of Business

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

On December 20, 2017, Voya Financial, entered into a Master Transaction Agreement (the "MTA") with VA Capital Company LLC ("VA Capital") and Athene Holding Ltd. ("Athene"), pursuant to which Venerable Holdings, Inc. ("Venerable"), a wholly owned subsidiary of VA Capital, will acquire all of our shares of the capital stock as well as the membership interests of Directed Services LLC ("DSL"), a broker-dealer affiliate (collectively, the "Transaction"). At or prior to the closing of the Transaction, we will undertake certain restructuring transactions with several current affiliates in order to transfer businesses and assets into and out of the Company. These restructuring transactions will include reinsurance of our life insurance, employee benefits and other business activities to other insurance subsidiaries of Voya Financial, the recapture of reinsured portions of our variable annuity business from an affiliated reinsurer, the transfer of our investment-only products to affiliates of Voya Financial and the settlement of outstanding amounts under existing affiliate agreements. Concurrent with the Transaction, we will sell, via reinsurance, to Athene substantially all of our fixed annuities business for an estimated ceding commission of $400 million.

At closing, the MTA requires that the Company be funded with statutory capital equal to the "Required Adjusted Book Value", as defined in the MTA. The Required Adjusted Book Value is based in part on, the Conditional Tail Expectation (“CTE”) 95 standard which is a statistical tail risk measure under the Standard & Poor’s (“S&P”) model which follows the Risk Based Capital C-3 Phase II guidelines as stipulated by the National Association of Insurance Commissioners. The Transaction is expected to close in the second or third quarter of 2018, subject to conditions specified in the MTA, including the receipt of required regulatory approvals, and other conditions.

The MTA contains limits on the amount of additional capital Voya Financial could be required to contribute in order to fund the Required Adjusted Book Value and on the amount of capital in excess of such amount for which VA Capital could be required to compensate Voya Financial, if we were not able to distribute such excess capital prior to the Transaction closing, in each case subject to certain termination rights.

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

In 2009, we made a strategic decision to run-off over time the assets and liabilities related to guaranteed investment contracts and certain funding agreements previously issued to institutional investors and corporate benefit plans. As such, no guaranteed investment contracts were outstanding during 2017 and 2016 and the remaining funding agreements related to this business matured or were terminated in 2017. We continue to issue new funding agreements for corporate purposes to provide funding to enhance portfolio yields across lines of business and to support liquidity.

In December 2017, as a result of Voya Financial's entry into the Transaction, ratings agencies downgraded our credit and financial strength ratings. This downgrade has significantly affected our distribution relationships and our ability to sell new annuities during the period before the Transaction closes. See "Item 7. Management's Narrative Analysis of the Results of Operations and Financial Condition-Liquidity and Capital Resources-Ratings."

See "Reserves for Future Policy Benefits and Separate Accounts" below for a discussion of our reserves by product type.

We have one operating segment, which offers the products described below.

Products and Services

Products currently offered by us are designed to address customer needs for tax-advantaged savings, retirement needs and wealth-protection concerns, as well as funding agreements.

Fixed Annuities: The fixed annuities offered by us are general account products and include single premium immediate, multi-year guaranteed, annual reset and fixed indexed annuities ("FIA"). Under fixed annuity contracts, the principal amount is guaranteed and, for a specified time period, we credit interest to the contract owner accounts at a fixed interest rate. Interest on FIAs is credited based on allocations selected by a customer in one or more of the strategies we offer and upon policy parameters that we set. The FIA strategies include a fixed interest rate option, as well as several options based upon performance of various external financial market indices. Such indices may include equity indices, such as the Standard & Poor's 500 Index ("S&P 500"), an interest rate benchmark, such as the change in London Interbank Offered Rates ("LIBOR"), or volatility-controlled strategy such as the Citi Dynamic Asset Sector Index. For accounting purposes, the index return component of an FIA is considered an embedded derivative. See further discussion under "-Reserves for Future Policy Benefits and Separate Accounts" below. We bear the investment risk on fixed annuities, because, while we credit contract owner accounts with a stated interest rate, we cannot be certain the investment income earned on the general account assets will exceed that rate.

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

Other Insurance Products

Historically, we provided interest-sensitive, traditional life insurance and health insurance products. All health insurance has been ceded to other insurers and new policies are no longer written. We ceased the issuance of life insurance policies in 2001, and all life insurance business is currently in run-off. A certain portion of the assets held in the general account is dedicated to funding this block of business. In connection with the Transaction, this business will be reinsured to an insurance company affiliated with Voya Financial.

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

Funding agreements are issued to institutional investors through direct sales by home office personnel and they are used for corporate purposes to provide funding to enhance portfolio yields across all lines of business and to support liquidity.

The Transaction has had a significant effect on our Annuities distribution. Distributors have, in some cases, elected to suspend, alter or reduce their distribution relationships with us due to the Transaction, including as a result of potential adverse rating agency actions with respect to us or concerns about market-related risks.

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

AUM is principally affected by net deposits (i.e., annuity premiums and funding agreement deposits, less surrenders) and investment performance (i.e., interest credited to contract owner accounts for assets that earn a fixed return or market performance for assets that earn a variable return). The general and separate account AUM were as follows as of the dates indicated:

	December 31,
	2017	2016
Variable annuities	$33,967	$35,720
Fixed annuities	18,611	18,349
Other products	1,235	1,393
Total	$53,813	$55,462

Upon closing of the Transaction, the AUM associated with the variable annuities business will be retained in VIAC or will be ceded to a newly formed Arizona captive reinsurer. The AUM associated with the fixed annuities business will be ceded to affiliates of Athene in connection with the reinsurance of that business, through coninsurance and modified coinsurance arrangements. The remaining AUM will be transferred to one or more subsidiaries of Voya Financial as part of the restructuring arrangements described above.

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

We calculate additional reserve liabilities for certain variable annuity guaranteed benefits, FIA withdrawal benefits and universal life products with certain patterns of cost of insurance charges and certain other fees. The additional reserve for such products recognizes the portion of contract assessments received in early years used to compensate the insurer for services provided in later years.

We calculate a benefit ratio for each block of business that meets the requirements for additional reserves and calculate an additional reserve by accumulating amounts equal to the benefit ratio multiplied by the assessments for each period, reduced by excess benefits during the period. The additional reserve is accumulated at interest rates consistent with the deferred policy acquisition costs model for the period. The calculated reserve includes a provision for universal life contracts that produce expected gains from the insurance benefit function followed by losses from that function in later years.

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

Our life and annuity insurance reserves (general and separate account) and deposit-type funds were comprised of each type of the following products as of the dates indicated:

	December 31,
	2017		2016
	Reserves	% of Total	Reserves	% of Total
Variable annuity	$36,105	63.0%	$39,265	65.6%
Fixed annuity	19,186	33.5%	18,746	31.3%
Other products	2,053	3.5%	1,864	3.1%
Total	$57,344	100.0%	$59,875	100.0%

Substantially all of our fixed annuity reserves will be ceded to affiliates of Athene in connection with the Transaction.

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

As of December 31, 2017, we have a significant concentration of ceded reinsurance with our affiliates, Security Life of Denver Insurance Company ("SLD") and Roaring River II, Inc. ("RRII"), a subsidiary of Security Life of Denver International Limited ("SLDI"), primarily related to universal life policies with respect to SLD and variable annuities with respect to RRII. The outstanding reinsurance recoverable balances may fluctuate from period to period.

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

Effective July 1, 2016, SLDI acquired RRII, a Missouri life reinsurance captive, from its affiliate, ReliaStar Life Insurance Company, and RRII redomesticated from the State of Missouri to the State of Arizona. Also effective July 1, 2016, we, SLDI and RRII entered into release, consent and novation agreements pursuant to which RRII assumed the variable annuity guaranteed living benefits previously reinsured to SLDI under the automatic reinsurance agreement.

We also currently reinsure risks ceded by our affiliates, ReliaStar Life Insurance Company ("RLI") and SLD, on life insurance policies through a coinsurance funds withheld agreement, a quota share retrocession agreement and stop-loss agreements.

In connection with the Transaction, we will recapture the ceded variable annuity business from RRII. This recapture will occur on terms to be approved by our insurance regulator, the Division of Insurance for the State of Iowa. The terms of the Transaction contemplate that, following the closing of the Transaction, VA Capital will cause substantially all of the non-payout variable annuity business to be reinsured to a newly formed Arizona captive. See "Organization of Business" above for additional discussion about the Transaction.

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

Investments are managed by Voya Investment Management LLC ("Voya IM"), our affiliate, pursuant to an investment advisory agreement. Portfolios are established for groups of products with similar liability characteristics within us.  Our investment portfolio consists largely of high quality fixed maturity securities and short-term investments, investments in commercial mortgage loans, limited partnerships and other instruments, including a small amount of equity holdings. Fixed maturity securities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, mortgage-backed securities and asset-backed securities. We use derivatives for hedging purposes and to replicate exposure to other assets as a more efficient means of assuming credit exposure similar to bonds of the underlying issuer(s).

In connection with the closing of the Transaction, Voya IM or its affiliated advisors will enter into one or more agreements to continue to perform asset management services for us. Under the agreements, subject to certain criteria, Voya IM or its affiliated advisors will manage certain of our assets for a minimum of five years following the closing of the Transaction, subject to certain early termination rights. Certain other intercompany asset management arrangements with affiliates of Voya Financial are subject to termination or change in connection with the Transaction.

Employees and Other Shared Services

We had 457 employees as of December 31, 2017, primarily focused on managing new business processing, customer service and product management for us and certain of our affiliates, as well as providing product development and distribution, actuarial and finance services to us and certain of our affiliates. We also utilize services provided by Voya Services Company and other affiliates. These services include underwriting, risk management, human resources, investment management, information technology, legal and compliance services, as well as other new business processing, product distribution, marketing, customer service, product management, actuarial and finance related services. The affiliated companies are reimbursed for our use of various services and facilities under a variety of intercompany agreements.

In 2014, our affiliate, Voya Services Company entered into an agreement to outsource the actuarial valuation, modeling and hedging functions for our retail variable annuity products for which we ceased sales in 2010 to Milliman, Inc. ("Milliman"). Under this agreement, Milliman performs the calculation of financial reporting and risk metrics, along with the analytics used to determine hedge positions. We will continue to oversee and manage our existing block of variable annuity business and retain full accountability for assumptions and methodologies, as well as the setting of hedge objectives and the execution of hedge positions. This agreement will allow us to create a more variable cost structure for the block of variable annuity business.

In connection with the Transaction, the Company will transfer its retained employees to a newly established affiliated services company that will provide services to the Company under newly established service agreements. The Company will rely on transitional service arrangements with affiliates of Voya Financial for a transitional period after the Transaction closes.

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

In 2014, the NAIC considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In 2015, the NAIC adopted such a proposal, in the form of a revised preamble to the NAIC accreditation standards (the "Standard"), with an effective date of January 1, 2016 for application of the Standard to captives that assume XXX or AXXX business. Under the Standard, a state will be deemed in compliance as it relates to XXX or AXXX captives if the applicable reinsurance transaction satisfies the NAIC Actuarial Guideline 48 ("AG48"), which limits the type of assets that may be used as collateral to cover the XXX and AG 38 statutory reserves. In addition, the Standard applies prospectively, so that XXX or AXXX captives will not be subject to the Standard if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014. The NAIC left for future action application of the Standard to captives that assume variable annuity business. As drafted, it appears that the Standard would apply to our affiliated Arizona captives, SLDI and its wholly owned subsidiary RRII.

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

During 2016, VAIWG engaged Oliver Wyman ("OW") to conduct an initial quantitative impact ("QIS1") study involving industry participants, including the Company, of possible revisions to the current VA reserve and capital framework. In late 2016, OW provided the VAIWG a QIS1 report that included preliminary findings and recommended a second quantitative impact study be conducted so that testing can inform the proper calibration for certain conceptual and/or preliminary parameters set out in the QIS1 report. The second quantitative impact study ("QIS2") began in February 2017 and OW provided the VAIWG a QIS2 report late 2017. The NAIC deliberations on QIS2 results and proposed VA reserve and capital reforms began during the fourth quarter of 2017. It is unlikely that any changes adopted by the NAIC would be effective prior to 2019, although timing remains uncertain.

The outcome of QIS2, and the parameters of any VA reserve and capital reform to be proposed by OW or adopted by the VAIWG, is highly uncertain at this time. Certain proposals under consideration as part of QIS2, if adopted as a component of any final VA reserve and capital reform, could negatively impact VA reserve and capital calculations for our closed block of variable annuities and potentially result in increased collateral requirements at RRII, our Arizona captive affiliate that reinsures the living benefit guarantees of our closed block of variable annuities. It is possible that these negative impacts to statutory reserves or rating agency capital requirements as a result of VA reserve and capital reform could be material to our capital position. If we are required to increase reserves or RRII becomes subject to increased collateral requirements, we believe it is likely that such increases would be subject to a multiyear grade-in period. At the present time, we cannot predict what, if any, of these proposals may become part of any VA framework reform proposal or what impact any final VAIWG VA framework reform would have on reserves, capital or captive collateralization requirements for our closed block of variable annuities. See "Item 1A. Risk Factors - Risks Related to Regulation - Our businesses are heavily regulated, and changes in regulation in the United States, enforcement actions and regulatory investigations may reduce profitability".

Insurance Holding Company Regulation

Because we are part of an affiliated group of companies, we are subject to the insurance holding company law of the State of Iowa, our state of domicile. The affiliated group of companies that we are part of will change as a result of the Transaction. State insurance holding company law generally requires each insurance company directly or indirectly owned by the holding company to register with the insurance regulator in the insurance company’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions affecting the insurers in the holding company system must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the state’s insurance regulator.

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

Risk-Based Capital. The NAIC has adopted risk-based capital ("RBC") requirements for life, health and property and casualty insurance companies. The requirements provide a method for analyzing the minimum amount of adjusted capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain off-balance sheet items. State insurance regulators use the RBC requirements as an early warning tool to identify possibly inadequately capitalized insurers. An insurance company found to have insufficient statutory capital based on its RBC ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. As of December 31, 2017, our RBC exceeded statutory minimum RBC levels that would require any regulatory or corrective action.

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

Management does not anticipate regulatory action as a result of the 2017 IRIS ratio results. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required. It is possible that similar results may not occur in the future.

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

We accrue the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. We have estimated this undiscounted liability to be minimal as of December 31, 2017 and $1 million as of December 31, 2016. We have also recorded an asset of $1 million as of December 31, 2017 and 2016, for future credits to premium taxes. We estimate our liabilities for future assessments under state insurance guaranty association laws. We believe the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

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

Cybersecurity Regulatory Activity

The NAIC, numerous state and federal regulatory bodies and self-regulatory organizations like FINRA are focused on cybersecurity standards for both the financial services industry and for all companies that collect personal information, and have proposed legislation, regulations and issued guidance regarding cybersecurity standards and protocols. During 2018, we expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant focus by such governments, regulatory bodies and self-regulatory organizations at all levels.

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

In addition, distribution of our annuity products registered as securities are affected by federal and state securities laws and laws and regulations applicable to broker-dealers.

In April 2016, the Department of Labor (“DOL”) issued a final rule that broadened the definition of “fiduciary” for purposes of Employment Retirement Income Security Act (“ERISA”) and the Internal Revenue Code, as it applies to a person or entity providing investment advice with respect to ERISA plans or IRAs. The rule expanded the circumstances in which providers of investment advice to ERISA plan sponsors and plan participants, and IRA investors, are deemed to act in a fiduciary capacity. The rule requires such providers to act in their clients’ “best interests”, not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation that varies based on the fiduciary’s investment recommendation.
The DOL concurrently adopted a “best interest contract exemption” (“BIC”) intended to enable continuation of certain industry practices relating to receipt of commissions and other compensation. This exemption enables us and our distributors to continue many historical practices - subject, among other things, to a heightened best interests standard and a requirement that compensation be “reasonable”. Key provisions of the rule became effective on June 9, 2017, while other provisions (including the requirement to enter into a “best interest contract” when relying on the BIC, a provision that would potentially subject advice providers such as us to costly private litigation) have been delayed until July 1, 2019. Under the rule, certain business activities in which we currently engage, such as IRA rollovers and other IRA sales, will become subject to a heightened fiduciary standard. Where VIAC is deemed to act in a fiduciary capacity, we have either modified our sales and compensation practices or are relying on an applicable exemption.

The SEC has requested public comment on whether it should issue a rule updating and harmonizing the standard of care applicable to providers of investment advice. During the delay of the DOL rule, we anticipate that the SEC and other federal and state regulators will consider whether a more comprehensive, harmonized approach is preferable to the DOL rule. It is too early to predict the outcome of any such process.

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

On March 15, 2018, the Fifth Circuit Court of Appeals issued a decision vacating the rule, including the BIC. It is too early to tell whether this decision will be further appealed or what impact this decision may have on the separate processes at other agencies, and we will evaluate the impact of this decision on our business once the outcome of any such process has been further clarified.

Financial Reform Legislation and Initiatives

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act, enacted in 2010, effects comprehensive changes to the regulation of financial services in the United States. The Dodd-Frank Act directs government agencies and bodies to perform studies and promulgate regulations implementing the law, a process that has substantially advanced but is not yet complete. While some studies have already been completed and the rule-making process is well underway, there continues to be uncertainty regarding the results of ongoing studies and the ultimate requirements of the remaining regulations that have yet to be adopted. We cannot predict with certainty how the Dodd-Frank Act and such regulations will affect the financial markets generally, or impact our business, ratings, results of operations, cash flows or financial condition.

The Dodd-Frank Act contains numerous provisions, some of which may have an impact on us. These include:

•
The Dodd-Frank Act creates a framework for regulating over-the-counter (“OTC”) derivatives, which has transformed derivatives markets and trading in significant ways. Under the new regulatory regime and subject to certain exceptions, certain standardized OTC interest rate and credit derivatives must now be cleared through a centralized clearinghouse and executed on a centralized exchange or execution facility, and the CFTC and the SEC may designate additional types of OTC derivatives for mandatory clearing and trade execution requirements in the future. In addition to mandatory central clearing of certain derivatives products, non-centrally cleared OTC derivatives which have been excluded from the clearing mandate and which are used by market participants like us are now subject to additional regulatory reporting and margin requirements. Specifically, both the CFTC and federal banking regulators issued final rules in 2015, which became effective in 2017, establishing minimum margin requirements for OTC derivatives traded by either (non-bank) swap dealers or banks which qualify as swaps entities . Nearly all of the counterparties we trade with are either swap dealers or swap entities subject to these rules. Both the CFTC and prudential regulator margin rules require mandatory exchange of variation margin for OTC derivatives transacted by us and will require exchange of initial margin commencing in 2020 . As a result of the transition to central clearing and the new margin requirements for OTC derivatives). we will be required to hold more cash and highly liquid securities resulting in lower yields in order to satisfy the projected increase in margin required. In addition, increased capital charges imposed by regulators on non-cash collateral held by bank counterparties and central clearinghouses is expected to result in higher hedging costs, causing a reduction in income from investments. We are also observing an increasing reluctance from counterparties to accept certain non-cash collateral from us due to higher capital or operational costs associated with such asset classes that we typically hold in abundance. These developments present potentially significant business, liquidity and operational risk for us which could materially and adversely impact both the cost and our ability to effectively hedge various risks, including equity, interest rate, currency and duration risks within many of our insurance and annuity products and investment portfolios. In addition, inconsistencies between U.S. rules and regulations and parallel regimes in other jurisdictions, such as the EU, may further increase costs of hedging or inhibit our ability to access market liquidity in those other jurisdictions.

•	The Dodd-Frank Act includes various securities law reforms that may affect our business practices and the liabilities and/or exposures associated therewith. See “Regulation of Annuity Products” above.

Until all remaining final regulations are promulgated pursuant to the Dodd-Frank Act, the full impact of the Dodd-Frank Act on our businesses, products, results of operation and financial condition will remain unclear. Additionally, there is substantial uncertainty as to whether aspects of the Dodd-Frank Act or regulatory bodies established thereunder will be impacted by regulatory or legislative changes made by the Trump administration or Congress.

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

Privacy Laws and Regulation

U.S. federal and state laws and regulations require all companies generally, and financial institutions, including insurance companies, in particular, to protect the security and confidentiality of personal information and to notify consumers about their policies and practices relating to their collection, use, and disclosure of consumer information and the protection of the security and confidentiality of that information. The collection, use, disclosure and security of protected health information is also governed by federal and state laws. Federal and state laws require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require holders of certain personal information to protect the security of the data. Federal regulations require financial institutions to implement effective programs to detect, prevent and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers. Federal laws and regulations also regulate the permissible uses of certain types of personal information, including consumer report information. Federal and state governments and regulatory bodies may consider additional or more detailed regulation regarding these subjects. Numerous state regulatory bodies are focused on privacy requirements for all companies that collect personal information and have proposed legislation and regulations regarding privacy standards and protocols.

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

Risks Related to Our Business - General

The Transaction may not be completed on the terms or timing currently contemplated, or at all, and the Transaction could have negative impacts on us.

As further described under "Item 1 Business", on December 20, 2017, our ultimate parent company, Voya Financial, entered into the Transaction with VA Capital and Athene, pursuant to which VA Capital's wholly owned subsidiary, Venerable, will acquire all of our shares of capital stock as well as all of the membership interests of DSL, abroker-dealer affiliate, and which will result in the disposition of substantially all of Voya Financial’s variable annuity and fixed and fixed indexed annuity businesses and related assets. Following the closing of the Transaction, we expect to rebrand as “Venerable”.

While the Transaction is expected to close in the second or third quarters of 2018, the consummation of the closing under the MTA is subject to conditions specified in the MTA, including the receipt of required regulatory approvals, and conditions that could allow Voya Financial or VA Capital not to close if the amount of capital Voya Financial or VA Capital would be required to fund in connection with the closing of the Transaction would exceed certain thresholds.

Unanticipated developments could also delay, prevent or otherwise adversely affect the currently proposed closing, including possible problems or delays in obtaining various state insurance or other regulatory approvals, and disruptions in the capital and financial markets. Therefore, the Company cannot provide any assurance that this transaction will occur on the terms described herein or at all.

Voya Financial will receive proceeds or make payments that represent the difference between the Required Adjusted Book Value (as defined in the MTA) and our Statutory capital at closing. The Required Adjusted Book Value is based on, subject to certain adjustments, the CTE95 standard which is a statistical tail risk measure under the S&P model which follows the Risk Based Capital C-3 Phase II guidelines stipulated by the NAIC.

The MTA contains limits on the amount of additional capital Voya Financial could be required to contribute to meet any increases in the Required Adjusted Book Value and on the amount of capital in excess of such amount that VA Capital could be required to compensate Voya Financial if such excess capital were to become trapped in us prior to Transaction closing, in each case subject to certain termination rights.

In order to position ourselves for the proposed closing, Voya Financial and we are actively pursuing strategic, structural and process realignment and restructuring actions with our closed block variable annuity business and Voya Financial’s former other assets that will be transferred as part of the Transaction. These actions could lead to disruptions of our operations, loss of, or inability to recruit, key personnel needed to operate our businesses and complete the Transaction, weakening of our internal standards, controls or procedures, and impairment of our relationship with key customers and counterparties. We may incur potential expenses in connection with the Transaction, whether or not it closes.

In addition, we may face difficulties attracting or retaining third-party affiliate relationships through which we distribute our products and services. As a result of the Transaction, we have seen a reduction in our distributor network for annuities products. Additional distributors may in the future elect to suspend, alter, reduce or terminate, their distribution relationships with us for various reasons, including uncertainty related to the Transaction, changes in our distribution strategy, potential adverse developments in our business, potential adverse rating agency actions or concerns about market-related risks.

We may also not achieve certain of the benefits that we expect in connection with the Transaction, including expected benefits from the appointment of Voya IM as the preferred asset management partner for Venerable, and the achievement of projected targets at Venerable following the Transaction. In addition, completion of the Transaction will require significant amounts of our management’s time and effort which could adversely affect our results of operations and financial condition.

Conditions in the global capital markets and the economy generally have affected and may continue to affect our business, results of operations and financial condition.

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Subdued growth rates globally and the uncertain consequences of evolving monetary policies among the world's large central banks could create economic disruption, decrease asset prices, increase market volatility and potentially affect the availability and cost of credit.

Although we carry out business almost exclusively in the United States, we are affected by both domestic and international macroeconomic developments. Domestically, the U.S.has experienced a modest increase in economic growth. With the domestic economy approaching full employment, the Federal Reserve has continued its unwind of extraordinary monetary accommodation implemented in the wake of the 2008-2009 recession. In the short to medium term, the Federal Reserve has indicated that it will seek to balance the pace of policy unwind to achieve its dual mandate of low and stable inflation and full employment. After an extended period of extraordinary accommodation and the resulting low financial market volatility, an unprecedented unwind could result in increased pricing fluctuations for financial securities, including those in which we invest. In the longer term, persistent government budget deficits and unchecked entitlement spending could raise concerns about debt sustainability and weaken economic growth potential.

Internationally, the global economy is currently experiencing an upturn in economic growth after an extended period of below normal growth. The unwind of continued extraordinary monetary accommodation in the U.S. and the beginning of the reduction of monetary support in the European Union could result in increased volatility in interest rates, currencies and trade flows. The ongoing economic transition in China from a capital intensive, export-focused economy to a more balanced economy driven by the domestic consumer continues to raise concerns about rising domestic debt levels and the stability of asset credit markets, which could have global consequences.

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

•
Fluctuations in our results of operations and realized and unrealized gains and losses on our investment and derivative portfolio may impact our tax profile, our ability to optimally utilize tax attributes and our deferred income tax assets.

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

The Federal Reserve has begun the process of normalizing short-term interest rates. However, interest rates remain below historic averages. Supportive monetary policy continues in developed markets globally, but the extent of accommodation has likely peaked. The unwind of extraordinary monetary accommodation by global central banks may lead to increased interest rate volatility.

During periods of declining interest rates or a prolonged period of low interest rates, life insurance and annuity products may be relatively more attractive to consumers due to minimum guarantees that are frequently mandated by regulators, resulting in increased premium payments on products with flexible premium features and a higher percentage of insurance and annuity contracts remaining in force from year-to-year than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and asset/liability cash flow mismatches. A decrease in interest rates or a prolonged period of low interest rates may also require additional provisions for guarantees included in life insurance and annuity contracts, as the guarantees become more valuable to policyholders. During a period of decreasing interest rates or a prolonged period of low interest rates, our investment earnings may decrease because the interest earnings on our recently purchased fixed income investments will likely have declined in tandem with market interest rates. In addition, a prolonged low interest rate period may result in higher costs for certain derivative instruments that may be used to hedge certain of our product risks. RMBS and callable fixed income securities in our investment portfolios will be more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates. Consequently, we may be required to reinvest the proceeds in securities bearing lower interest rates. Accordingly, during periods of declining interest rates, our profitability may suffer as the result of a decrease in the spread between interest rates credited to policyholders and contract owners and returns on our investment portfolios. An extended period of declining or prolonged low interest rates or a prolonged period of low interest rates may also coincide with a change to our long-term view of the interest rates . Such a change in our view would cause us to change the long-term interest rate assumptions in our calculation of insurance assets and liabilities under U.S. GAAP. Any future revision would result in increased reserves, accelerated amortization of DAC and other unfavorable consequences, which would be incremental to those consequences recorded in connection with the most recent revision. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and an extended period of low interest rates may increase the statutory capital we are required to hold and the amount of assets we must maintain to support statutory reserves.

We believe a continuation of the current low interest rate environment would also negatively affect our financial performance.

Conversely, in periods of rapidly increasing interest rates, policy loans, and withdrawals from, and/or surrenders of, life insurance and annuity contracts and certain funding agreements may increase as policyholders choose to seek higher investment returns. Obtaining cash to satisfy these obligations may require us to liquidate fixed income investments at a time when market prices for those assets are lower because of increases in interest rates. This may result in realized investment losses. Regardless of whether we realize an investment loss, such cash payments would result in a decrease in total invested assets and may decrease our net income and capitalization levels. Premature withdrawals may also cause us to accelerate amortization of DAC, which would also reduce our net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio by, for example, decreasing the estimated fair values of the fixed income securities within our investment portfolio. An increase in market interest rates could also create increased collateral posting requirement associated with our interest rate hedge programs and Federal Home Loan Bank ("FHLB") funding agreements, which could materially and adversely affect liquidity. In addition, an increase in market interest rates could require us to pay higher interest rates on debt securities we may issue in the financial markets from time to time to finance our operations, which would increase our interest expenses and reduce our results of operations. Lastly, certain statutory reserve requirements are based on formulas or models that consider forward interest rates and an increase in forward interest rates may increase the statutory reserves we are required to hold thereby reducing statutory capital.

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

Our ratings could be downgraded at any time and without notice by any rating agency. For a description of material rating actions that have occurred from the end of 2016 through the date of this Annual Report on Form 10-K, see "Item 7. Management's Narrative Analysis of the Results of Operations and Financial Condition-Liquidity and Capital Resources-Ratings."

A downgrade of our financial strength rating could affect our competitive position by making it more difficult for us to market our products as potential customers may select companies with higher financial strength ratings and by leading to increased withdrawals by current customers seeking companies with higher financial strength ratings.  This could lead to a decrease in AUM and result in lower fee income.  Furthermore, sales of assets to meet customer withdrawal demands could also result in losses, depending on market conditions. In addition, a downgrade in either our financial strength or credit ratings could potentially, among other things, increase our borrowing costs and make it more difficult to access financing; adversely affect the availability of letters of credit ("LOCs") and other financial guarantees; result in additional collateral requirements, or other required payments or termination rights under derivative contracts or other agreements; and/or impair, or cause the termination of, our relationships with creditors, broker-dealers, distributors, reinsurers or trading counterparties, which could potentially negatively affect our profitability, liquidity and/or capital. In addition, we use assumptions of market participants in estimating the fair value of our liabilities, including insurance liabilities that are classified as embedded derivatives under U.S. GAAP. These assumptions include our nonperformance risk (i.e., the risk that the obligations will not be fulfilled). Therefore, changes in our credit or financial strength ratings or the credit or financial strength ratings of Voya Financial, Inc. may affect the fair value of our liabilities.

In December 2017, ratings agencies downgraded our credit and financial strength ratings as a result of Voya Financial’s entry into the Transaction, pursuant to which they are selling us to Venerable. This downgrade has significantly affected our distribution relationships and our ability to sell new annuities during the period before the Transaction closes. See "Item 7. Management's Narrative Analysis of the Results of Operations and Financial Condition-Liquidity and Capital Resources-Ratings."
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

We have developed risk management policies and procedures, including hedging programs that utilize derivative financial instruments, and expect to continue to do so in the future. Nonetheless, our policies and procedures to identify, monitor and manage risks may not be fully effective, particularly during turbulent economic conditions. Many of our methods of managing risk and exposures are based upon observed historical market behavior or statistics based on historical models. As a result, these methods may not predict future exposures, which could be significantly greater than historical measures indicate. Other risk management methods depend on the evaluation of information regarding markets, customers, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events. These policies and procedures may not be fully effective.

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

We hold certain assets that may lack liquidity, such as privately placed fixed income securities, commercial mortgage loans, policy loans and limited partnership interests. These asset classes represented 34.9% of the carrying value of our total cash and invested assets as of December 31, 2017. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

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

Our reinsurance recoverable balances are periodically assessed for uncollectability and there were no significant allowances for uncollectible reinsurance as of December 31, 2017 and December 31, 2016. The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether the insured losses meet the qualifying conditions of the reinsurance contract, whether reinsurers or their affiliates have the financial capacity and willingness to make payments under the terms of the reinsurance contract, and the degree to which our reinsurance balances are secured by sufficient qualifying assets in qualifying trusts or qualifying LOCs issued by qualifying lender banks. Although a substantial portion of our reinsurance exposure is secured by assets held in trusts or LOCs, the inability to collect a material recovery from a reinsurer could have a material adverse effect on our profitability, results of operations and financial condition.

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

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses (which are sensitive to equity market and credit market conditions), the amount of additional capital we must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that do not receive hedge accounting and changes in interest rates, as well as changes to the RBC formulas and the interpretation of the NAIC's instructions with respect to RBC calculation methodologies. In addition, as further described below under “Changes in tax laws and interpretations of existing tax law could increase our tax costs, impact the ability of our insurance company subsidiaries to make distributions to Voya Financial, Inc. or make our insurance, annuity and investment product less attractive to customers”, the federal tax legislation signed into law on December 22, 2017 (“Tax Reform”) will cause us to write down the carrying value of our deferred tax asset as of December 31, 2017, which will, among other effects, result in a lowering of our RBC ratios. Many of these factors are outside of our control. Our financial strength and credit ratings are significantly influenced by statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their own internal models, which differ from the

RBC capital model that have the effect of increasing or decreasing the amount of statutory capital we should hold relative to the rating agencies' expectations. In extreme scenarios of equity market declines, sustained periods of low interest rates, rapidly rising interest rates or credit spread widening, the amount of additional statutory reserves that we are required to hold for certain types of funding agreements and variable annuity guarantees may increase at a greater than linear rate. This increase in reserves would decrease the statutory surplus available for use in calculating the subsidiary's RBC ratios. To the extent that our RBC ratios are deemed to be insufficient, we may seek to take actions either to increase our capitalization or to reduce our capitalization requirements. If we were unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade.

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

Our businesses and relationships with customers are dependent upon our ability to maintain the security and confidentiality of our and our customers' personal information, trade secrets, and other confidential information (including customer transactional data and personal information about our customers, the employees and customers of our customers, and our own employees). We are also subject to numerous federal and state laws regarding the privacy and security of personal information, which laws vary significantly from jurisdiction to jurisdiction. Many of our employees and contractors and the representatives of our broker-dealer affiliates have access to and routinely process personal information in computerized, paper and other forms. We rely on various internal policies, procedures and controls to protect the security and confidentiality of personal and confidential information that is accessible to, or in the possession of, us, our employees, contractors and representatives. It is possible that an employee, contractor or representative could, intentionally or unintentionally, disclose or misappropriate personal information or other confidential information. If we fail to maintain adequate internal controls, including any failure to implement newly-required additional controls, or if our employees, contractors or representatives fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of personal information or confidential customer information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation, result in regulatory action or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, reputation, results of operations and financial condition. For additional risks related to our potential failure to protect confidential information, see “-Interruption or other operational failures in telecommunication, information technology, and other operational systems, including as a result of human error, could harm our business,” and "-A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology or other operational systems, or the sensitive data residing on such systems, could harm our business.”

Interruption or other operational failures in telecommunication, information technology and other operational systems, including as a result of human error, could harm our business.

We are highly dependent on automated and information technology systems to record and process both our internal transactions and transactions involving our customers, as well as to calculate reserves, value invested assets and complete certain other components of our U.S. GAAP and statutory financial statements. We could experience a degradation, error, disruption or failure of one or more of these systems, our employees or agents could fail to monitor and implement enhancements or other modifications to a system in a timely and effective manner, or our employees or agents could fail to complete all necessary data reconciliation or other conversion controls when implementing a new system or application or implementing modifications to an existing system or application. Despite the implementation of security and back-up measures, our information technology systems may remain vulnerable to disruptions. We may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, epidemics, computer viruses and electrical/telecommunications outages). All of these risks are also applicable where we rely on outside vendors to provide services to us and our customers and third party service providers, including those to whom we outsource certain of our functions. The failure of any one of these systems for any reason, or errors made by our employees or agents, could in each case cause significant interruptions to our operations, which could harm our reputation, adversely affect our internal control over financial reporting, or have a material adverse effect on our business, results of operations and financial condition.

Central banks in Europe and Japan have pursued negative interest rate policies in the past, and while current conditions in the U.S. have made this less likely, the FOMC has not completely ruled out the possibility that the Federal Reserve would adopt a negative interest rate policy for the United States, at some point in the future, if circumstances so warranted. Because negative interest rates are largely unprecedented, there is uncertainty as to whether the technology used by financial institutions, including us, could operate correctly in such a scenario. Should negative interest rates emerge, our hardware or software, or the hardware or software used by our contractual counterparties and financial services providers, may not function as expected or at all. In such a case, our financial results and our operations could be adversely affected.

A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology and other operational systems, or the sensitive data residing on such systems, could harm our business.

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

We retain personal and confidential information in our information technology systems, and we rely on industry standard commercial technologies to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our information technology systems could access, view, misappropriate, alter, or delete information in the systems, including personal information and proprietary business information. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. The laws of most states require that individuals be notified if a security breach compromises the security or confidentiality of their personal information. Any attack or other breach of the security of our information technology systems that compromises personal information or that otherwise results in unauthorized disclosure or use of personal information could damage our reputation in the marketplace, deter purchases of our products, subject us to heightened regulatory scrutiny, sanctions, significant civil and criminal liability or other adverse legal consequences and require us to incur significant technical, legal and other expenses.

Our third party service providers, including third parties to whom we outsource certain of our functions are also subject to the risks outlined above, any one of which could result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, results of operations and financial condition.

The NAIC, numerous state and federal regulatory bodies and self-regulatory organizations like FINRA are focused on cybersecurity standards both for the financial services industry and for all companies that collect personal information, and have proposed legislation, regulations, and issued guidance regarding cybersecurity standards and protocols. During 2018, we expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant focus by governments, regulatory bodies and self-regulatory organizations at all levels.

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

Our federal tax sharing agreement with Voya Financial, Inc. provides that Voya Financial, Inc. will pay us for the tax benefits of ordinary and capital losses only in the event that the consolidated tax group actually uses the tax benefit of losses generated. Accordingly, in years we incur losses and the associated tax benefits cannot be used by the consolidated tax group we may establish tax valuation allowances, reduce statutory-based admitted assets and may no longer be entitled to receive net cash payments to/(from) Voya Financial, Inc. During the years ended December 31, 2017 and 2016, we have additional net cash payments to/(receipts) from Voya Financial, Inc. under the tax sharing agreement of $195 million and $99 million, respectively.

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

We may be required to reduce the carrying value of our deferred income tax asset or establish an additional valuation allowance against the deferred income tax asset if: (i) there are significant changes to federal tax policy; (ii) our business does not generate sufficient taxable income; (iii) there is a significant decline in the fair market value of our investment portfolio; or (iv) our tax planning strategies are not feasible. Reductions in the carrying value of our deferred income tax asset or increases in the deferred tax valuation allowance could have a material adverse effect on our results of operations and financial condition.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets represent the tax benefit of future deductible temporary differences, operating loss carryforwards and tax credits carryforward. We periodically evaluate and test our ability to realize our deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In assessing the more likely than not criteria, we consider future taxable income as well as prudent tax planning strategies. Tax Reform resulted in a decrease of an estimated $43 million in our net deferred tax liability position as of December 31, 2017. This decrease is substantially all due to the reduction in the U.S. federal corporate tax rate from 35% to 21%.

The final impact to our deferred taxes could be materially adversely affected by future clarifications in, or guidance related to, Tax Reform. In addition, changes in facts, circumstances, tax law, including a further reduction in federal corporate tax rates or the elimination of the dividends received deduction may result in a reduction in the carrying value of our deferred income tax asset or an increase in the valuation allowance. A reduction in the carrying value of our deferred income tax asset or an increase in the valuation allowance could have a material adverse effect on results of operations and financial condition. Tax Reform also resulted in a reduction in our statutory deferred tax asset, reducing our RBC ratio. Future changes or clarifications in tax law could cause further reductions to our statutory deferred tax assets and RBC ratio. A reduction in our statutory deferred tax assets or RBC ratio could have a material adverse effect on our results of operations and financial condition.

As of December 31, 2017, we have recognized certain deferred tax assets based on tax planning related to unrealized gains on investment assets. To the extent these unrealized gains decrease, the tax benefit may be reduced by increasing the tax valuation allowance. For example, if interest rates increase, the amount of the unrealized gains will, most likely, decrease, with all other things constant. The decrease in the deferred tax asset may be recorded as a tax expense in tax on continuing operations based on the intra period tax allocation rules described in ASC Topic 740, "Income Taxes."

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

We distribute certain products under agreements with affiliated distributors and other members of the financial services industry that are not affiliated with us. We compete with other financial institutions to attract and retain commercial relationships in each of these channels, and our success in competing for sales through these distribution intermediaries depends upon factors such as the amount of sales commissions and fees we pay, the breadth of our product offerings, the strength of our brand, our perceived stability and financial strength ratings, and the marketing and services we provide to, and the strength of the relationships we maintain with, individual distributors. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, results of operations and financial condition. Distributors may elect to alter, reduce or terminate their distribution relationships with us, including for such reasons as changes in our distribution strategy, adverse developments in our business, adverse rating agency actions or concerns about market-related risks. Alternatively, we may terminate one or more distribution agreements due to, for example, a loss of confidence in, or a change in control of, one of the distributors, which could reduce sales.

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

If we experience difficulties arising from outsourcing relationships, our ability to conduct business may be compromised, which may have an adverse effect on our business and results of operations.

As we continue to focus on reducing the expense necessary to support our operations, we have increasingly used outsourcing strategies for a significant portion of our information technology and business functions. If third-party providers experience disruptions or do not perform as anticipated, or we experience problems with a transition, we may experience system failures, disruptions or other operational difficulties, an inability to meet obligations, including, but not limited to, obligations to policyholders, customers, business partners and distribution partners, increased costs and a loss of business and such events may have a material adverse effect on our business and results of operations. For other risks associated with our outsourcing of certain functions, see “-Interruption or other operational failures in telecommunication, information technology and other operational systems, including as a result of human error, could harm our business,” and "-A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology or other operational systems, or the sensitive data residing on such systems, could harm our business."

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

We may also be subject to claims by third parties for (i) patent, trademark or copyright infringement, (ii) breach of contractual patent, trademark or copyright license rights, or (iii) misappropriation of trade secrets. Any such claims and any resulting litigation could result in significant expense and liability for damages. If we were found to have infringed or misappropriated a third-party intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain methods, processes, technology copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly work around. Any of these scenarios could have a material adverse effect on our business and results of operations.

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
In particular, we have only minimal experience regarding the long-term implications of policyholder behavior for our GMIB products and as a result, future experience could lead to significant changes in our assumptions. Our GMIB contracts, most of which were issued during the period from 2004 to 2006, have a ten-year waiting period before annuitization is available. These contracts first became eligible to annuitize during the period from 2014 through 2016, but contain significant incentives to delay annuitization beyond the first eligibility date. In recent years, we have made several surrender and income enhancement offers to holders of particular series of GMIB contracts, under which policyholders were offered an incentive to surrender their contract or to annuitize prior to the end of the waiting period, and we have waived the remaining waiting period on these GMIB contracts. As a result, although we have increased experience on policyholder behavior for the first opportunity to annuitize, including from the acceptance rates of the surrender and income enhancement offers, we continue to have only a statistically small sample of experience used to set annuitization rates beyond the maximum rollup period. Therefore, we anticipate that observable experience data will become statistically credible later in this decade, when a large volume of GMIB benefits begin to reach their maximum rollup period over the period from 2019 to 2022.
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
Our variable annuity lapse rate experience has varied significantly over the period from 2006 to the present, reflecting among other factors, both pre-and post-financial crisis experience. Relative to our current expectations, actual lapse rates have generally demonstrated a declining trend over the period from 2006 to the present. We analyze actual experience over that entire period, as we believe that over the duration of the variable annuity policies we may experience the full range of policyholder behavior and market conditions. However, management’s current best estimate of variable annuity policyholder lapse behavior is weighted more heavily toward more recent experience, as the last three years of data have shown a more consistent trend of lapse behavior. We use a combination of actual and industry experience when setting our lapse assumptions.
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
We make estimates regarding mortality, which refers to the ceasing of life contingent benefit payments due to the death of the annuitant. Mortality also refers to the incidence of death amongst policyholders triggering the payment of Guaranteed Minimum Death Benefits. We use actual experience when setting our mortality assumptions.

We review overall policyholder experience at least annually (including lapse, annuitization, and withdrawal), and update these assumptions when deemed necessary based on additional information that becomes available. If policyholder experience is significantly different from that assumed, this could have a significant effect on the Company's reserve levels and related results of operations. The magnitude of any required changes could be material and adverse to the results of operations or financial condition of the Company if RRII, the reinsurer of our guaranteed living benefits, fails to meet its obligations under the reinsurance contract.

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

State insurance regulators, the NAIC and other regulatory bodies regularly reexamine existing laws and regulations applicable to insurance companies and their products and their affiliated transactions. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and could materially and adversely affect our business, results of operations or financial condition. We currently use our affiliated Arizona captive, RRII to reinsure certain of our variable annuities. Uncertainties associated with continued use of our affiliated Arizona captive company are primarily related to potential regulatory changes. In 2014, the NAIC considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In 2015, the NAIC adopted such a proposal, in the form of a revised preamble to the NAIC accreditation standards (the “Standard”), with an effective date of January 1, 2016 for application of the Standard to captives that assume XXX or AXXX business. Under the Standard, a state will be deemed in compliance as it relates to XXX or AXXX captives if the applicable reinsurance transaction satisfies AG48. In addition, the Standard applies prospectively, so that XXX or AXXX captives will not be subject to the Standard if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014. The NAIC left for future action application of the Standard to captives that assume variable annuity business. As drafted, it appears that the Standard would apply to our affiliated Arizona captives. During 2015, the NAIC E Committee established the VAIWG to oversee the NAIC's efforts to study and address, as appropriate, regulatory issues resulting in variable annuity captive reinsurance transactions.

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

During 2016, VAIWG engaged Oliver Wyman ("OW") to conduct an initial quantitative impact ("QIS1") study involving industry participants, including the Company, of possible revisions to the current VA reserve and capital framework. In late 2016, OW provided the VAIWG a QIS1 report that included preliminary findings and recommended a second quantitative impact study be conducted so that testing can inform the proper calibration for certain conceptual and/or preliminary parameters set out in the QIS1 report. The second quantitative impact study ("QIS2") began in February 2017 and OW provided the VAIWG a QIS2 report in late 2017. The NAIC deliberations on QIS2 results and proposed VA reserve and capital reforms began during the fourth quarter of 2017. It is unlikely that any changes adopted by the NAIC would be effective prior to 2019, although timing remains uncertain.

The outcome of QIS2, and the parameters of any VA reserve and capital reform to be proposed by OW or adopted by the VAIWG, is uncertain at this time. Certain proposals under consideration as part of QIS2, if adopted as a component of any final VA reserve and capital reform, could negatively impact VA reserve and capital calculations for our closed block of variable annuities and potentially result in increased collateral requirements at RRII, our Arizona captive affiliate that reinsures the living benefit guarantees of our closed block of variable annuities. It is possible that any negative impacts to statutory reserves or rating agency capital requirements as a result of VA reserve and capital reform could be material to our capital position. If we are required to increase reserves or RRII becomes subject to increased collateral requirements, we believe it is likely that such increases would be subject to a multiyear grade-in period. At the present time, we cannot predict what, if any, of these proposals may become part of any VA framework reform proposal or what impact any final VAIWG VA framework reform would have on reserves, capital or captive collateralization requirements for our closed block of variable annuities.

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

The Dodd-Frank Act, enacted in 2010, effects comprehensive changes to the regulation of financial services in the United States. The Dodd-Frank Act directs government agencies and bodies to perform studies and promulgate regulations implementing the law, a process that has substantially advanced but is not yet complete.

While some studies have already been completed and the rule-making process is well underway, there continues to be uncertainty regarding the results of ongoing studies and the ultimate requirements of the remaining regulations that have yet to be adopted.We cannot predict with certainty how the Dodd-Frank Act and such regulations will continue to affect the financial markets generally, or impact our business, ratings, results of operations, financial condition or liquidity. The Dodd-Frank Act's potential effects could include:

•
The Dodd-Frank Act creates a framework for regulating over-the-counter ("OTC") derivatives which has transformed derivatives markets and trading in significant ways. Under the new regulatory regime and subject to certain exceptions, certain standardized OTC interest rate and credit derivatives must now be cleared through a centralized clearinghouse and executed on a centralized exchange or execution facility, and the CFTC and the SEC may designate additional types of OTC derivatives for mandatory clearing and trade execution requirements in the future. In addition to mandatory central clearing of certain derivatives products, non-centrally cleared OTC derivatives which have been excluded from the clearing mandate and which are used by market participants like us are now subject to additional regulatory reporting and margin requirements. Specifically, both the CFTC and federal banking regulators issued final rules in 2015, which became effective in 2017, establishing minimum margin requirements for OTC derivatives traded by either (non-bank) swap dealers or banks which qualify as swaps entities. Nearly all of the counterparties we trade with are either swap dealers or swap entities subject to these rules. Both the CFTC and prudential regulator margin rules require mandatory exchange of variation margin for most OTC derivatives transacted by us and will require exchange of initial margin commencing in 2020. As a result of the transition to central clearing and the new margin requirements for OTC derivatives, we will be required to hold more cash and highly liquid securities resulting in lower yields in order to satisfy the projected increase in margin required. In addition, increased capital charges imposed by regulators on non-cash collateral held by bank counterparties and central clearinghouses is expected to result in higher hedging costs, causing a reduction in income from investments. We are also observing an increasing reluctance from counterparties to accept certain non-cash collateral from us due to higher capital or operational costs associated with such asset classes that we typically hold in abundance. These developments present potentially significant business, liquidity and operational risk for us which could materially and adversely impact both the cost and our ability to effectively hedge various risks, including equity, interest rate, currency and duration risks within many of our insurance and annuity products and investment portfolios. In addition, inconsistencies between U.S. rules and regulations and parallel regimes in other jurisdictions, such as the EU, may further increase costs of hedging or inhibit our ability to access market liquidity in those other jurisdictions.

•
The Dodd-Frank Act also includes various securities law reforms that may affect our business practices. See “Changes in U.S. federal and state securities laws and regulations may affect our operations and our profitability” below.

Although the full impact of the Dodd-Frank Act cannot be determined until all remaining final regulations are adopted, many of the legislation's requirements could have profound and/or adverse consequences for the financial services industry, including for us. The Dodd-Frank Act could make it more expensive for us to conduct business, require us to make changes to our business model or satisfy increased capital requirements, subject us to greater regulatory scrutiny or to potential increases in whistleblower claims in light of the increased awards available to whistleblowers under the Act and have a material adverse effect on our results of operations or financial condition. Additionally, there is substantial uncertainty as to whether aspects of the Dodd-Frank Act or regulatory bodies established thereunder will be impacted by regulatory or legislative changes made by the Trump administration or Congress.

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

Securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets or investment advisory or brokerage clients. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of business for failure to comply with those laws and regulations. A number of changes have recently been proposed to the laws and regulations that govern the conduct of our registered insurance products business and our distributors that could have a material adverse effect on our results of operations and financial condition. In addition, distribution of our annuity products registered as securities are affected by federal and state securities laws and laws and regulations applicable to broker-dealers.

Changes to federal regulations could adversely affect our distribution model by restricting our ability to provide customers with advice.

In April 2016, the Department of Labor ("DOL") issued a final rule that broadened the definition of "fiduciary" for purposes of the Employee Retirement Income Security Act ("ERISA") and the Internal Revenue Code, as it applies to a person or entity providing investment advice with respect to ERISA plans or IRAs. The rule expanded the circumstances in which providers of investment advice to ERISA plan sponsors and plan participants, and IRA investors, are deemed to act in a fiduciary capacity. The rule requires such providers to act in their clients' "best interests", not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation that varies based on the fiduciary’s investment recommendation.
The DOL concurrently adopted a “best interest contract exemption” (“BIC”) intended to enable continuation of certain industry practices relating to receipt of commissions and other compensation. This exemption enables us and our distributors to continue many historical practices - subject, among other things, to a heightened best interests standard and a requirement that compensation be “reasonable”. Key provisions of the rule became effective on June 9, 2017, while other provisions (including the requirement to enter into a “best interest contract” when relying on the BIC, a provision that would potentially subject advice providers such as us to costly private litigation) have been delayed to July 1, 2019. Under the rule, certain business activities in which we engage, such as IRA rollovers and other IRA sales, have become subject to a heightened fiduciary standard. Where Voya Financial, Inc. is deemed to act in a fiduciary capacity, we have either modified our sales and compensation practices or are relying on an applicable exemption.
The SEC has requested public comment on whether it should issue a rule updating and harmonizing the standard of care applicable to providers of investment advice. During the delay of the DOL rule, we anticipate that the SEC and other federal and state regulators will consider whether a more comprehensive, harmonized approach is preferable to the DOL rule. It is too early to predict the outcome of any such process.

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

On March 15, 2018, the Fifth Circuit Court of Appeals issued a decision vacating the rule, including the BIC. It is too early to tell whether this decision will be further appealed or what impact this decision may have on the separate processes at other agencies, and we will evaluate the impact of this decision on our business once the outcome of any such process has been further clarified.

Changes in tax laws and interpretations of existing tax law could increase our tax costs, impact our ability to make distributions to Voya Financial, Inc. or make our insurance, annuity and investment products less attractive to customers.

In addition to the balance sheet impact, we expect Tax Reform to have other financial and economic impacts on the Company. While the change in the federal corporate tax rate from 35% to 21% is expected to have a beneficial economic impact on the Company, there are a number of changes enacted in Tax Reform that could increase the Company's tax costs, including:

•	Changes to the dividends received deduction (“DRD”);

•	Changes to the capitalization period and rates of DAC for tax purposes; and

•	Changes to the calculation of life insurance reserves for tax purposes.

We continue to evaluate the effect of Tax Reform on the Company, and the final impact may be materially more adverse from that discussed herein as a result of, among other things, future clarifications or guidance from the IRS, other agencies or the courts.

As part of our participation in CAP, we have entered into agreements with the IRS to resolve issues related to: (1) the application of the Section 382 limitation, (2) whether certain derivative transactions qualify for hedge treatment, (3) the proper treatment of valid tax hedge gains and losses and (4) “other than temporary impairment” losses. These agreements may be superseded by future enacted laws, regulations or other guidance that increase our tax costs.

Tax Reform also resulted in a reduction in our statutory deferred tax assets, reducing our RBC ratio. Future changes or clarifications in tax law could cause further reductions to our statutory deferred tax assets and RBC ratio. A reduction in the statutory deferred tax assets or RBC ratios may impact our ability to make distributions and consequently could negatively impact our ability to pay dividends.

Current U.S. federal income tax law permits tax-deferred accumulation of income earned under life insurance and annuity products, and permits exclusion from taxation of death benefits paid under life insurance contracts. Changes in tax laws that restrict these tax benefits could make some of our products less attractive to customers. Reductions in individual income tax rates or estate tax rates could also make some of our products less advantageous to customers. Changes in federal tax laws that reduce the amount an individual can contribute on a pre-tax basis to an employer-provided, tax-deferred product (either directly by reducing current limits or indirectly by changing the tax treatment of such contributions from exclusions to deductions) or changes that would limit an individual’s aggregate amount of tax-deferred savings could make our retirement products less attractive to customers. In addition, any measures that may be enacted in U.S. states in response to Tax Reform, or otherwise, could make our products less attractive to our customers. Furthermore, as a result of Tax Reform's recent adoption and significant scope, its impact on our products, including their attractiveness relative to our competitors, cannot yet be known and may be adverse, perhaps materially.

Item 1B.    Unresolved Staff Comments

Omitted as registrant is neither an accelerated filer nor a well-known seasoned issuer.

Item 2.    Properties

Our principal office is located at 1475 Dunwoody Drive, West Chester, Pennsylvania, 19380-1478. Our annuity operations and customer service center was located at 909 Locust Street, Des Moines, Iowa 50309, and effective January 1, 2018 was relocated to 699 Walnut Street, Des Moines, Iowa 50309. Our funding agreement business activities are located at 5780 Powers Ferry Road, N.W., Atlanta, Georgia 30327-4390. Our office space is leased or subleased by us or our other affiliates except for our location at 5780 Powers Ferry Road, N.W., Atlanta, Georgia.

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

Under Iowa law, an extraordinary dividend or distribution is defined as a dividend or distribution that, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (1) ten percent (10%) of our earned statutory surplus at the prior year end or (2) our prior year statutory net gain from operations. Iowa law also prohibits an Iowa insurer from declaring or paying a dividend except out of its earned surplus unless prior insurance regulatory approval is obtained.

During the year ended December 31, 2017, we declared an ordinary dividend to our Parent in the amount of $278 million, which was paid to our Parent on June 28, 2017. During the year ended December 31, 2016, we paid an ordinary dividend of $373 million to our Parent.

During the year ended December 31, 2017, we declared an extraordinary distribution to our Parent in the amount of $250 million, which was paid to our Parent on July 5, 2017. During the year ended December 31, 2016, we did not pay an extraordinary distribution to our Parent.

During the years ended December 31, 2017, and 2016, we did not receive any capital contributions from our Parent.

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

The following discussion and analysis presents a review of our results of operations for the years ended December 31, 2017, 2016 and 2015 and financial condition as of December 31, 2017 and 2016. This item should be read in its entirety and in conjunction with the Financial Statements and related notes contained in Part II, Item 8. of this Annual Report on Form 10-K.

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

On December 20, 2017, Voya Financial, entered into a Master Transaction Agreement (the "MTA") with VA Capital Company LLC ("VA Capital") and Athene Holding Ltd. ("Athene"), pursuant to which Venerable Holdings, Inc. ("Venerable"), a wholly owned subsidiary of VA Capital, will acquire all of our shares of the capital stock as well as the membership interests of Directed Services LLC ("DSL"), a broker-dealer affiliate (collectively, the "Transaction"). At or prior to the closing of the Transaction, we will undertake certain restructuring transactions with several current affiliates in order to transfer businesses and assets into and out of the Company. These restructuring transactions will include reinsurance of our life insurance, employee benefits and other business activities to other insurance subsidiaries of Voya Financial, the recapture of reinsured portions of our variable annuity business from an affiliated reinsurer, the transfer of our investment-only products to affiliates of Voya Financial and the settlement of outstanding amounts under existing affiliate agreements. Concurrent with the Transaction, we will sell, via reinsurance, to Athene substantially all of our fixed annuities business for an estimated ceding commission of $400 million.

At closing, the MTA requires that the Company be funded with statutory capital equal to the "Required Adjusted Book Value", as defined in the MTA. The Required Adjusted Book Value is based in part on, the Conditional Tail Expectation (“CTE”) 95 standard which is a statistical tail risk measure under the Standard & Poor’s (“S&P”) model which follows the Risk Based Capital C-3 Phase II guidelines as stipulated by the National Association of Insurance Commissioners. The Transaction is expected to close in the second or third quarter of 2018, subject to conditions specified in the MTA, including the receipt of required regulatory approvals, and other conditions.

The MTA contains limits on the amount of additional capital Voya Financial could be required to contribute in order to fund the Required Adjusted Book Value and on the amount of capital in excess of such amount for which VA Capital could be required to compensate Voya Financial, if we were not able to distribute such excess capital prior to the Transaction closing, in each case subject to certain termination rights.

The Required Adjusted Book Value may be influenced in the future quarters by, but not limited to the following factors:

•	Market fluctuations related to equity prices, interest rates, volatility, credit spreads and foreign exchange rates;

•	The performance of and the impact of interest and equity market changes on our business;

•	Changes in the terms of the Transaction, including as the result of subsequent negotiations or as necessary to obtain regulatory approval;

•	Other changes in the terms of the Transaction due to unanticipated developments; and

•	Changes in key customers and policyholder behavior as a result of the Transaction or other factors.

Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was signed into law. Tax Reform significantly revised U.S. federal corporate income tax law by, among other things, reducing the corporate income tax rate from 35% to 21% and changing various provisions that impact insurance companies.
While we will continue to evaluate the impacts of Tax Reform on the Company, we currently expect its overall impact on our income tax from continuing operations to be beneficial, both in terms of a lower effective tax rate and from an overall economic perspective. Based on our current analysis of Tax Reform, the provisions we believe will have the most significant impact on our continuing operations include:

•	The change in the federal corporate tax rate from 35% to 21%;

•	Changes to the dividends received deduction (“DRD”);

•	Changes to the capitalization period and rates of DAC for tax purposes;

•	Changes to the calculation of life insurance reserves for tax purposes; and

•	The repeal of the corporate alternative minimum tax and refunding of corporate alternative minimum tax credits.

The largest impact is expected to result from the change in the federal corporate tax rate. As discussed below, the rate reduction resulted in a one-time decrease in the carrying value of our net deferred tax liability position. In addition, by lowering our effective tax rate, the rate reduction will provide an ongoing benefit to income from continuing operations. The change to DRD is expected to have a negative economic and tax rate effect. The changes to DAC and tax reserves are expected to have a negative economic impact, but will not impact our effective tax rate. The repeal of the corporate alternative minimum tax and refunding of corporate alternative minimum tax credits will have a positive economic impact, with little to no impact on our effective tax rate.
For more information on the Tax Reform, see Critical Accounting Judgments and Estimates in Part II, Item 7. of this Annual Report on Form 10-K and the Income taxes Note to the accompanying Financial Statements.
Our Business
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

We have one operating segment.

The focus in managing our closed block of variable annuity products continues to be on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market movements on capital resources, rather than mitigating earnings volatility. We seek opportunities to accelerate the run-off of the block, where possible. For example, in recent years we have made several income enhancement offers to holders of a particular series of GMIB contracts, under which policy holders were offered an incentive to annuitize prior to the end of the waiting period, and we have waived the remaining waiting period on these GMIB contracts. In 2017, we completed two enhanced surrender value offers to eligible GMIB policyholders, which provided an enhancement to contract surrender value for policyholders who opted to surrender their contracts. Because of our entry into the Transaction, we do not currently plan to make additional enhanced income or enhanced surrender offers.

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

Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality and expenses are based on our estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 5.4% to 5.5%.

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

During the year ended December 31, 2017, we did not establish any premium deficiency reserves. During the years ended December 31, 2016 and 2015, we established premium deficiency reserves of $36 million and $126 million, respectively, before income taxes, related to certain payout annuity contracts. These premium deficiency reserves were recorded as increases in Future policy benefits and contract owner account balances with corresponding increases in Deposits, premiums receivable and reinsurance recoverable, as the reserves are ceded to an affiliate on a 100% coinsurance and coinsurance funds withheld basis. The establishment of these premium deficiency reserves had no impact in the Statements of Operations for the years ended December 31, 2016 and 2015.

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

GMDB and GMIB: Reserves for annuity GMDB and GMIB are determined by estimating the value of expected benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. Expected experience is based on a range of scenarios. Assumptions used, such as the long-term equity market return, lapse rate and mortality, are consistent with assumptions used in estimating gross profits for the purpose of amortizing DAC. In addition, the reserve for the GMIB incorporates assumptions for the likelihood and timing of the potential annuitizations that may be elected by the contract owner. In general, we assume that GMIB annuitization rates will be higher for policies with more valuable ("in the money") guarantees.

GMWBL, GMWB, GMAB and FIA: We also issue certain products that contain embedded derivatives that are measured at estimated fair value separately from the host contract. These products include deferred variable annuity contracts containing GMWBL, GMWB, and GMAB features and FIA contracts.

At inception of the GMWBL, GMWB, and GMAB contracts, we project a fee to be attributed to the embedded derivative portion of the guarantee equal to the present value of projected future guaranteed benefits. After inception, the estimated fair value of the GMWBL, GMWB, and GMAB embedded derivatives is determined based on the present value of projected future guaranteed benefits, minus the present value of projected attributed fees. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates. The projection of future guaranteed benefits and future attributed fees require the use of assumptions for capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.) and policyholder behavior (e.g., lapse, benefit utilization, mortality, etc.).

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

The liabilities for the GMWBL, GMWB, GMAB, and FIA embedded derivatives include a risk margin to capture uncertainties related to policyholder behavior assumptions. The margin represents additional compensation a market participant would require to assume these risks.

The discount rate used to determine the fair value of the liabilities for our GMWBL, GMWB, GMAB, and FIA embedded derivatives includes an adjustment to reflect the risk that these obligations will not be fulfilled (“nonperformance risk”). Our nonperformance risk adjustment is based on a blend of observable, similarly rated peer holding company credit default swap ("CDS") spreads, adjusted to reflect the credit quality of VIAC, the issuer of the guarantee, as well as an adjustment to reflect the priority of policyholder claims. The table below presents the increase (decrease) to the fair value of these liabilities due to the nonperformance risk adjustment and the gain (loss) due to nonperformance risk as of and for the periods indicated:

($ in millions)
Nonperformance Risk Adjustment			Gain (Loss) due to Nonperformance Risk
As of December 31,			For the year ended December 31,
20171)	2016(1)	2015(1)	2017	2016	2015
$(625)	$(933)	$(791)	$(308)	$142	$37
(1) Represents reduction to liabilities.

The unfavorable change of $308 million from $933 million as of December 31, 2016 to $625 million as of December 31, 2017 is primarily due to unfavorable changes in observable credit spreads, partially offset by increases in associated reserves due to model changes and changes in capital markets. The favorable change of $142 million from $791 million as of December 31, 2015 to $933 million as of December 31, 2016 is primarily due to favorable changes in observable credit spreads, partially offset by decreases in associated reserves due to model changes and changes in capital markets. The favorable change of $37 million from $754 million as of January 1, 2015 to $791 million as of December 31, 2015 is primarily due to the increases in observable credit spreads and an increase in the associated reserves.

Universal and Variable Life: Reserves for UL and VUL secondary guarantees and paid-up guarantees are calculated by estimating the expected value of death benefits payable and recognizing those benefits ratably over the accumulation period based on total expected assessments. The reserve for such products recognizes the portion of contract assessments received in early years used to compensate us for benefits provided in later years. Assumptions used, such as the interest rate, lapse rate and mortality, are consistent with assumptions used in estimating gross profits for purposes of amortizing DAC.

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

The Company did not have any loss recognition for the year ended December 31, 2017.

During the year ended December 31, 2016, our reviews resulted in loss recognition of $170 million, before income taxes, of which $138 million and $32 million was recorded to Net amortization of DAC and VOBA and Interest credited and other benefits to contract owners/policyholders, respectively, in the Statements of Operations, with a corresponding decrease on the Balance Sheets to Deferred policy acquisition costs, Value of business acquired, and Sales inducements to contract owners.

During the year ended December 31, 2015, our reviews resulted in loss recognition of $342 million, before income taxes, of which $277 million and $65 million was recorded to Net amortization of DAC and VOBA and Interest credited and other benefits to contract owners/policyholders, respectively, in the Statements of Operations, with a corresponding decrease on the Balance Sheets to Deferred policy acquisition costs, Value of business acquired, and Sales inducements to contract owners.

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

We include the impact of the change in value of the embedded derivatives associated with the GMBWL, GMWB, GMAB and FIA contracts in gross profits for purposes of determining DAC amortization.

During the third quarter of 2017, 2016 and 2015, we conducted our annual review of assumptions, including projection model inputs. As a result of these reviews, we made a number of changes, which resulted in favorable (unfavorable) impacts on Income (loss) before income taxes in 2017, 2016, and 2015 of $(69) million, $103 million, and $(34) million, respectively, of which $(107) million, $35 million, and $(83) million, respectively, was related to DAC, VOBA and DSI unlocking.

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

($ in millions)	As of December 31, 2017
Decrease in long-term equity rate of return assumption by 100 basis points	$(22)
A change to the long-term interest rate assumption of -50 basis points	(26)
A change to the long-term interest rate assumption of +50 basis points	24
An assumed increase in future mortality by 1%	(6)

Lower assumed equity rates of return, lower assumed interest rates and decreases in equity market values generally decrease DAC, VOBA and DSI and increase future policy benefits, thus decreasing income before income taxes. Higher assumed interest rates generally increase DAC,VOBA and DSI and decrease future policy benefits, thus increasing income before income taxes.

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

We also have investments in certain fixed maturities and have issued certain annuity products that contain embedded derivatives for which fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads. The fair values of these embedded derivatives are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. For additional information regarding the valuation of and significant assumptions associated with embedded derivatives associated with certain annuity contracts, see "Reserves for Future Policy Benefits" above.

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

52

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

•
When determining the amount of the credit loss for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, we consider the estimated fair value as the recovery value when available information does not indicate that another value is more appropriate.When information is identified that indicates a recovery value other than estimated fair value, we consider in the determination of recovery value the same considerations utilized in its overall impairment evaluation process, which incorporates available information and our best estimate of scenario-based outcomes regarding the specific security and issuer; possible corporate restructurings or asset sales by the issuer; the quality and amount of any credit enhancements; the security's position within the capital structure of the issuer; fundamentals of the industry and geographic area in which the security issuer operates; and the overall macroeconomic conditions.

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

Income Taxes

The results of our operations are included in the consolidated tax return of Voya Financial. Generally, our Financial Statements recognize the current and deferred income tax consequences that result from our activities during the current and preceding periods pursuant to the provisions of ASC Topic 740, "Income Taxes" as if we were a separate taxpayer rather than a member of Voya Financial's consolidated income tax return group, with the exception of any net operating loss carryforwards and capital loss carryforwards, which are recorded pursuant to the tax sharing agreement.

Under our tax sharing agreement, Voya Financial will pay us for the tax benefits of ordinary and capital losses only in the event that the consolidated tax group actually uses the tax benefit of losses generated.

Valuation Allowances

We use certain assumptions and estimates in determining the income taxes payable or refundable to/from Voya Financial for the current year, the deferred income tax liabilities and assets for items recognized differently in our Financial Statements from amounts shown on our income tax returns and the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. We exercise considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are reevaluated on a periodic basis. We will continue to evaluate as regulatory and business factors change.

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

As of December 31, 2017, we have recognized $49 million of deferred tax assets based on tax planning strategies related to unrealized gains on investment assets. These tax planning strategies support the recognition of deferred tax assets, which have been provided on deductible temporary differences, and may be adversely impacted by decreases in unrealized gains.

We recorded the following valuation allowances:

	As of December 31,
($ in millions)	2017		2016
Deferred tax assets	$601	(1)	$734	(2)
(1) Includes $601 million related to ordinary deferred tax assets.
(2) Includes $729 million and $5 million related to ordinary deferred tax assets and foreign tax credits, respectively.

For further information on our income taxes see the Income Taxes Note to our Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

As discussed in the Overview section of the Management's Narrative Analysis of the Results of Operations and Financial Condition, Tax Reform makes broad changes to U.S. federal tax law. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting under ASC Topic 740 for certain income tax effects of Tax Reform for the reporting period of enactment. SAB 118 allows us to provide a provisional estimate of the impacts of Tax Reform during a measurement period similar to the measurement period used when accounting for business combinations. Adjustments to provisional estimates and additional impacts from Tax Reform must be recorded as they are identified during the measurement period as provided for in SAB 118.

We have relied on SAB 118 to determine the impact of Tax Reform on our net deferred tax asset position as of December 31, 2017. Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets represent the tax benefit of future deductible temporary differences, operating loss carryforwards and tax credits carryforward. We periodically evaluate and test our ability to realize our deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In assessing the more likely than not criteria, we consider future taxable income as well as prudent tax planning strategies.
Pursuant to SAB 118, we estimate that Tax Reform resulted in a one-time decrease in our net deferred tax liability position of $43 million as of December 31, 2017. This decrease is substantially due to the remeasurement of our deferred tax assets and liabilities at 21%, the new federal corporate income tax rate at which the deferred tax assets and liabilities are expected to reverse in the future.This estimate includes the effect of a reduction in our deferred tax liability associated with accumulated other comprehensive income ("AOCI"). The FASB issued guidance in February 2018 that allows reclassification of the reduction in the deferred tax liability associated with AOCI from retained earnings to AOCI. We are currently evaluating this new guidance, which is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. See the Business, Basis of Presentation and Significant Accounting Policies Note, "Future Adoption of Accounting Pronouncements" section, in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for additional information.
We continue to analyze the effects of Tax Reform and will record adjustments and additional impacts as they are identified during the measurement period. The final impact to our deferred taxes could differ materially from our provisional estimates as a result of future clarifications in, or guidance related to, Tax Reform.
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

Results of Operations

	Year Ended December 31,
($ in millions)	2017	2016	2015
Revenues:
Net investment income	$1,314	$1,363	$1,306
Fee income	583	627	719
Premiums	476	496	506
Total net realized capital losses	(1,224)	(885)	(132)
Other revenue	34	17	19
Total revenues	1,183	1,618	2,418
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	40	558	1,291
Operating expenses	434	463	486
Net amortization of deferred policy acquisition costs and value of business acquired	228	423	667
Interest expense	28	28	28
Other expense	21	11	25
Total benefits and expenses	751	1,483	2,497
Income (loss) before income taxes	432	135	(79)
Income tax expense (benefit)	332	116	(54)
Net income (loss)	$100	$19	$(25)

Year Ended December 31, 2017 compared to Year Ended December 31, 2016

Net income for the year ended December 31, 2017 increased $81 million from $19 million to $100 million primarily due to:

•	lower Interest credited and other benefits to contract owners/policyholders;

•	lower Net amortization of DAC and VOBA;

•	lower Operating expenses; and

•	higher Other revenue.

The increase was partially offset by:

•	higher Total net realized capital losses;

•	higher Income tax expense;

•	lower Net investment income;

•	lower Fee income; and

•	lower Premiums.

Revenues

Total revenues decreased $435 million from $1,618 million to $1,183 million primarily due to:

•	higher Total net realized capital losses;

•	lower Net investment income;

•	lower Fee income; and

•	lower Premiums.

The decrease was partially offset by:

•	higher Other revenue.

Net investment income decreased $49 million from $1,363 million to $1,314 million primarily due to:

•	lower prepayment fee income;

•	lower general account assets and lower yields, including the impact of the continued low interest rate environment on reinvestment rates.

The decrease was partially offset by:

•	higher alternative investment income.

Fee income decreased $44 million from $627 million to $583 million primarily due to:

•	lower average separate account assets under management resulting from the continued run-off of our closed block variable annuity business.

Premiums decreased $20 million from $496 million to $476 million primarily due to:

•	lower in-force group life business; and

•	lower payout annuities which correspond to a decrease in Interest credited and other benefits to contract owners/policyholders.

Total net realized capital losses increased $339 million from $885 million to $1,224 million primarily due to:

•
an unfavorable change in annuity hedging derivatives. Under the variable annuity and fixed indexed annuity hedge programs, changes in equity markets and interest rates during the current period resulted in net unfavorable changes in equity, interest and foreign exchange derivatives of $206 million compared to the prior period (from a net loss of $1,085 million in the prior period to a net loss of $1,291 million in the current period). A portion of these derivative losses were ceded to an affiliate under the combined coinsurance and coinsurance funds withheld agreement (from a loss of $1,023 million in the prior period to a loss of $1,480 million in the current period), and an offset was recorded to Interest credited and other benefits to contract owners/policyholders. See the Related Party Transactions Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on the combined coinsurance and coinsurance funds withheld agreement.

•
an unfavorable change of $121 million in the fair value of embedded derivatives on product guarantees (from a gain of $324 million in the prior period to a gain of $203 million in the current period) was primarily due to unfavorable changes in nonperformance risk, equity markets, and annual assumption updates, partially offset by favorable impacts resulting from interest rate changes and volatility movements. See Critical Accounting Judgments and Estimates for further detail on nonperformance risk.

Benefits and Expenses

Total benefits and expenses decreased $732 million from $1,483 million to $751 million primarily due to:

•	lower Interest credited and other benefits to contract owners/policyholders;

•	lower Net amortization on DAC and VOBA; and

•	lower operating expenses.

Interest credited and other benefits to contract owners/policyholders decreased $518 million from $558 million to $40 million primarily due to:

•
the change in the amount of equity and interest rate derivative gains transferred under the combined coinsurance and coinsurance funds withheld agreement with an affiliate (the corresponding offsetting amount is reported in Total net realized capital gains (losses));

•	changes in Sales inducements driven by loss recognition in the prior period that did not reoccur and favorable amortization on lower gross profits in the current period; and

•	lower claims assumed and market to market derivative changes.

The decrease was partially offset by:

57

•
the change in the embedded derivative on the coinsurance funds withheld arrangements resulting from equity market and interest movements, as well as unfavorable changes resulting from annual assumption updates.

Operating expenses decreased $29 million from $463 million to $434 million primarily due to:

•	the continued run-off of our closed block variable annuity business.

Net amortization of DAC and VOBA decreased $195 million from $423 million to $228 million primarily due to:

•	lower gross profits; and

•	loss recognition in the prior period, which did not reoccur.

The decrease was partially offset by:

•	unfavorable changes resulting from annual assumption updates. See Critical Accounting Judgments and Estimates for further detail on the loss recognition of DAC and VOBA and annual assumption updates.

Income Taxes

Income tax expense increased by $216 million from $116 million to $332 million primarily due to:

•	an increase in the valuation allowance in the current period compared to the prior period;

•	an increase in income before income taxes; and

•	a decrease in benefit associated with dividends received deduction.

The increase was partially offset by:

•	a benefit associated with the revaluing of deferred balances impacted by the federal tax rate change.

Year Ended December 31, 2016 compared to Year Ended December 31, 2015

Net income (loss) for the year ended December 31, 2016 changed $44 million from a loss of $25 million to income of $19 million primarily due to:

•	lower Interest credited and other benefits to contract owners/policyholders;

•	lower Net amortization of DAC and VOBA;

•	lower Operating expenses;

•	lower Other expense; and

•	higher Net investment income.

The favorable variance was partially offset by:

•	higher Total net realized capital losses;

•	unfavorable change in Income tax expense (benefit);

•	lower Fee income; and

•	lower Premiums.

Revenues

Total revenues decreased $800 million from $2,418 million to $1,618 million primarily due to:

•	higher Total net realized capital losses;

•	lower Fee income; and

•	lower Premiums.

The decrease was partially offset by:

•	higher Net investment income.

Net investment income increased $57 million from $1,306 million to $1,363 million primarily due to:

•	growth in the general account assets driven by positive net flows;

•	higher alternative investment income; and

•	higher prepayment fee income.

The increase was partially offset by:

•	the impact of the continued low interest rate environment on reinvestment rates.

Fee income decreased $92 million from $719 million to $627 million primarily due to:

•	lower average separate account assets under management resulting from the continued runoff of our closed block of variable annuity business.

Premiums decreased $10 million from $506 million to $496 million primarily due to:

•	lower payout annuities with life contingencies, which corresponds to a decrease in Interest credited and other benefits to contract owners/policyholders.

Total net realized capital losses increased $753 million from $132 million to $885 million primarily due to:

•
unfavorable change in annuity hedging derivatives of $1,012 million. Under the variable annuity and fixed indexed annuity hedge programs, changes in equity markets and interest rates during the current period resulted in net unfavorable changes in equity, interest and foreign exchange derivatives from a net loss of $73 million in the prior period to a net loss of $1,085 million in the current period. A portion of these derivative losses were ceded to an affiliate under the combined coinsurance and coinsurance funds withheld agreement (from a gain of $55 million in the prior period to a loss of $1,023 million in the current period), and an offset was recorded to Interest credited and other benefits to contract owners/policyholders. See the Related Party Transactions Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on the combined coinsurance and coinsurance funds withheld agreement.

The increase was partially offset by:

•	the favorable change in the fair value of embedded derivatives on product guarantees from a gain of $96 million to a gain of $324 million primarily due to:

–favorable impacts resulting from annual assumptions updates and nonperformance risk; partially offset by
–unfavorable changes in implied volatility; and
–unfavorable changes from equity market movements. See Critical Accounting Judgments and Estimates for
further detail on nonperformance risk.

Benefits and Expenses

Total benefits and expenses decreased $1,014 million from $2,497 million to $1,483 million primarily due to:

•	lower Interest credited and other benefits to contract owners/policyholders;

•	lower Net amortization of DAC and VOBA;

•	lower Operating expenses; and

•	lower Other expense.

Interest credited and other benefits to contract owners/policyholders decreased $733 million from $1,291 million to $558 million primarily due to:

•
the change in the amount of equity and interest rate derivative gains transferred under the combined coinsurance and coinsurance funds withheld agreement with an affiliate (the corresponding offsetting amount is reported in Total net realized capital losses);

•	lower unfavorable impacts due to the annual assumptions updates; and

•	lower loss recognition on sales inducements.

These decrease were partially offset by:

•	the change in the embedded derivative on the coinsurance funds withheld arrangements resulting from interest rate movements; and

•	the acceleration of deferred interest costs associated with early terminations of FHLB funding agreements.

Operating expenses decreased $23 million from $486 million to $463 million primarily due to:

•	lower commission expense on lower average separate account assets under management and the continued runoff of our closed block of variable annuity business.

Net amortization of DAC and VOBA decreased $244 million from $667 million to $423 million primarily due to:

•
favorable impacts from the annual assumption updates due to lower loss recognition in the current period. See Critical Accounting Judgments and Estimates for further detail on loss recognition on DAC and VOBA.

Other expense increased $14 million from $25 million to $11 million primarily due to:

•	lower amortization of deferred reinsurance losses resulting from prospective assumption changes; and

•
lower expenses incurred in the prior period related to the multi-year guaranteed fixed annuity contracts coinsurance agreement that did not reoccur in the current period due to the recapture of this agreement in the third quarter of 2015. See the Related Party Transactions Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further detail on the recapture of the multi-year guaranteed fixed annuity contracts coinsurance agreement.

Income tax expense (benefit) changed by $170 million from a benefit of $54 million to an expense of $116 million primarily due to:

•	an increase in the valuation allowance in the current period compared to the prior period;

•	an increase in income before income taxes; and

•	a decrease in the dividends received deduction.

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

See the Investments Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	December 31, 2017		December 31, 2016
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$21,680	72.7%	$21,874	75.7%
Fixed maturities, at fair value using the fair value option	615	2.1%	648	2.2%
Equity securities, available-for-sale	25	0.1%	19	0.1%
Short-term investments(1)	348	1.2%	430	1.5%
Mortgage loans on real estate	4,378	14.7%	3,882	13.4%
Policy loans	68	0.2%	75	0.2%
Limited partnerships/corporations	280	0.9%	227	0.8%
Derivatives	1,514	5.1%	979	3.4%
Other investments	34	0.1%	19	0.1%
Securities pledged	861	2.9%	748	2.6%
Total investments	$29,803	100.0%	$28,901	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	December 31, 2017
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$821	3.7%	$866	3.7%
U.S. Government agencies and authorities	29	0.1%	35	0.2%
State, municipalities and political subdivisions	565	2.6%	587	2.5%
U.S. corporate public securities	9,190	42.0%	9,914	42.8%
U.S. corporate private securities	3,001	13.7%	3,104	13.4%
Foreign corporate public securities and foreign governments(1)	2,597	11.9%	2,751	11.9%
Foreign corporate private securities(1)	2,594	11.8%	2,683	11.6%
Residential mortgage-backed securities	1,614	7.4%	1,711	7.4%
Commercial mortgage-backed securities	981	4.5%	990	4.3%
Other asset-backed securities	507	2.3%	515	2.2%
Total fixed maturities, including securities pledged	$21,899	100.0%	$23,156	100.0%
(1) Primarily U.S. dollar denominated.
	December 31, 2016
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$946	4.2%	$983	4.2%
U.S. Government agencies and authorities	29	0.1%	33	0.1%
State, municipalities and political subdivisions	500	2.2%	497	2.1%
U.S. corporate public securities	9,993	44.5%	10,445	44.9%
U.S. corporate private securities	2,754	12.2%	2,778	12.0%
Foreign corporate public securities and foreign governments(1)	2,620	11.7%	2,688	11.6%
Foreign corporate private securities(1)	2,735	12.2%	2,816	12.1%
Residential mortgage-backed securities	1,647	7.3%	1,750	7.5%
Commercial mortgage-backed securities	951	4.2%	957	4.1%
Other asset-backed securities	318	1.4%	323	1.4%
Total fixed maturities, including securities pledged	$22,493	100.0%	$23,270	100.0%
(1) Primarily U.S. dollar denominated.

As of December 31, 2017, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 7.5 years.

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

Information about certain of our fixed maturity securities holdings by the NAIC designation is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents our best estimate of comparable ratings from rating agencies, including Moody's, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used. As of December 31, 2017 and 2016, the weighted average NAIC quality rating of our fixed maturities portfolio was 1.5.

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of December 31, 2017 and 2016, the weighted average quality rating of our fixed maturities portfolio was A- and A, respectively. Ratings are derived from three ARO ratings and are applied as follows, based on the number of agency ratings received:

• when three ratings are received then the middle rating is applied;
• when two ratings are received then the lower rating is applied;
• when a single rating is received, the ARO rating is applied; and
• when ratings are unavailable then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	December 31, 2017
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$866	$—	$—	$—	$—	$—	$866
U.S. Government agencies and authorities	35	—	—	—	—	—	35
State, municipalities and political subdivisions	537	50	—	—	—	—	587
U.S. corporate public securities	5,224	4,313	275	101	1	—	9,914
U.S. corporate private securities	1,277	1,699	79	49	—	—	3,104
Foreign corporate public securities and foreign governments(1)	1,349	1,237	142	22	1	—	2,751
Foreign corporate private securities(1)	373	2,061	236	9	1	3	2,683
Residential mortgage-backed securities	1,654	23	5	—	11	18	1,711
Commercial mortgage-backed securities	985	4	—	—	—	1	990
Other asset-backed securities	435	58	15	1	—	6	515
Total fixed maturities	$12,735	$9,445	$752	$182	$14	$28	$23,156
% of Fair Value	55.0%	40.8%	3.2%	0.8%	0.1%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2016
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$983	$—	$—	$—	$—	$—	$983
U.S. Government agencies and authorities	33	—	—	—	—	—	33
State, municipalities and political subdivisions	464	33	—	—	—	—	497
U.S. corporate public securities	5,683	4,376	311	54	13	8	10,445
U.S. corporate private securities	1,299	1,359	81	37	—	2	2,778
Foreign corporate public securities and foreign governments(1)	1,439	1,049	180	18	2	—	2,688
Foreign corporate private securities(1)	400	2,220	180	9	1	6	2,816
Residential mortgage-backed securities	1,691	10	6	7	15	21	1,750
Commercial mortgage-backed securities	956	—	—	1	—	—	957
Other asset-backed securities	269	36	13	1	—	4	323
Total fixed maturities	$13,217	$9,083	$771	$127	$31	$41	$23,270
% of Fair Value	56.9%	39.0%	3.3%	0.5%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	December 31, 2017
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$866	$—	$—	$—	$—	$866
U.S. Government agencies and authorities	35	—	—	—	—	35
State, municipalities and political subdivisions	53	346	138	50	—	587
U.S. corporate public securities	212	681	4,331	4,313	377	9,914
U.S. corporate private securities	124	89	1,098	1,625	168	3,104
Foreign corporate public securities and foreign governments(1)	33	254	1,062	1,237	165	2,751
Foreign corporate private securities(1)	—	—	388	2,202	93	2,683
Residential mortgage-backed securities	1,205	4	35	28	439	1,711
Commercial mortgage-backed securities	760	93	69	47	21	990
Other asset-backed securities	263	71	47	88	46	515
Total fixed maturities	$3,551	$1,538	$7,168	$9,590	$1,309	$23,156
% of Fair Value	15.3%	6.6%	31.0%	41.4%	5.7%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2016
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$983	$—	$—	$—	$—	$983
U.S. Government agencies and authorities	33	—	—	—	—	33
State, municipalities and political subdivisions	54	301	109	33	—	497
U.S. corporate public securities	202	852	4,630	4,360	401	10,445
U.S. corporate private securities	118	107	963	1,443	147	2,778
Foreign corporate public securities and foreign governments(1)	35	342	1,070	1,040	201	2,688
Foreign corporate private securities(1)	—	—	480	2,240	96	2,816
Residential mortgage-backed securities	1,426	2	2	21	299	1,750
Commercial mortgage-backed securities	688	—	131	20	118	957
Other asset-backed securities	167	30	29	54	43	323
Total fixed maturities	$3,706	$1,634	$7,414	$9,211	$1,305	$23,270
% of Fair Value	15.9%	7.0%	31.9%	39.6%	5.6%	100.0%
(1) Primarily U.S. dollar denominated.
Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, decreased $116 million from $207 million to $91 million for the year ended December 31, 2017. The decrease in gross unrealized losses was primarily due to tightening credit spreads. Gross unrealized losses on fixed maturities, including securities pledged, decreased $264 million from $471 million to $207 million for the year ended December 31, 2016. The decrease in gross unrealized losses was primarily due to narrowing credit spreads.

As of December 31, 2017 and 2016, we did not have any fixed maturities with an unrealized capital loss in excess of $10 million.

As of December 31, 2017 and 2016, we had $1.8 billion and $1.9 billion, respectively, of energy sector fixed maturity securities, constituting 7.6% and 8.1%, respectively, of total fixed maturities portfolio, with gross unrealized capital losses of $10 million and $20 million, respectively. As of December 31, 2017 and 2016, our fixed maturity exposure to the energy sector is comprised of 87.5% and 88.7% investment grade securities, respectively. See the Investments Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on unrealized capital losses.

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

We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of December 31, 2017, the fair value and amortized cost related to our exposure to subprime mortgage-backed securities totaled $50 million and $45 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value. Gross unrealized losses related to our exposure to subprime mortgage-backed securities were immaterial. As of December 31, 2016, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $57 million, $54 million and $3 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2017
	1	86.3%	AAA	—%	2007	14.3%
	2	6.7%	AA	1.5%	2006	10.4%
	3	6.0%	A	14.4%	2005 and prior	75.3%
	4	1.0%	BBB	5.4%		100.0%
	5	—%	BB and below	78.7%
	6	—%		100.0%
		100.0%
December 31, 2016
	1	94.7%	AAA	1.1%	2007	6.5%
	2	—	AA	0.9%	2006	2.4%
	3	4.4%	A	30.9%	2005 and prior	91.1%
	4	0.9%	BBB	1.4%		100.0%
	5	—	BB and below	65.7%
	6	—%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of December 31, 2017, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $55 million, $46 million and $1 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2016, the fair value, amortized cost, and gross unrealized losses related to our exposure to Alt-A RMBS totaled $58 million, $50 million and $2 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to Alt-A RMBS by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2017
	1	94.1%	AAA	—%	2007	30.3%
	2	0.8%	AA	0.1%	2006	28.8%
	3	5.1%	A	0.2%	2005 and prior	40.9%
	4	—%	BBB	2.9%		100.0%
	5	—%	BB and below	96.8%
	6	—%		100.0%
		100.0%
December 31, 2016
	1	93.4%	AAA	0.1%	2007	32.2%
	2	0.3%	AA	0.1%	2006	25.8%
	3	6.3%	A	0.5%	2005 and prior	42.0%
	4	—%	BBB	3.5%		100.0%
	5	—%	BB and below	95.8%
	6	—%		100.0%
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

The following table presents our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2017
	1	99.5%	AAA	76.8%	2017	28.2%
	2	0.4%	AA	9.4%	2016	7.6%
	3	—%	A	7.0%	2015	27.9%
	4	—%	BBB	4.8%	2014	16.1%
	5	—%	BB and below	2.0%	2013	12.6%
	6	0.1%		100.0%	2012	2.0%
		100.0%			2011 and prior	5.6%
						100.0%

December 31, 2016
	1	99.9%	AAA	71.8%	2016	9.9%
	2	—%	AA	—	2015	26.9%
	3	—%	A	13.7%	2014	16.4%
	4	0.1%	BBB	2.1%	2013	11.0%
	5	—%	BB and below	12.4%	2012	0.9%
	6	—%		100.0%	2011	1.2%
		100.0%			2010 and prior	33.7%
						100.0%

As of December 31, 2017, the fair value, amortized cost and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, totaled $471 million, $467 million, and $1 million respectively. As of December 31, 2016, the fair value, amortized cost and gross unrealized loss related to our exposure to Other ABS, excluding subprime exposure, totaled $268 million, $265 million and $1 million, respectively.

As of December 31, 2017, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations ("CLOs") and automobile receivable comprising 0.5%, 70.1% and 0.2%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2016, Other ABS was broadly diversified both by type and issuer with credit card receivables and nonconsolidated CLOs comprising 15.3% and 53.9%, respectively, of total Other ABS, excluding subprime exposure. There were no automobile receivables related to Other ABS.

The following table presents our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2017
	1	84.6%	AAA	55.9%	2017	54.8%
	2	11.6%	AA	14.9%	2016	37.6%
	3	2.5%	A	8.5%	2015	2.3%
	4	0.1%	BBB	17.9%	2014	—%
	5	—%	BB and below	2.8%	2013	—%
	6	1.2%		100.0%	2012	—%
		100.0%			2011 and prior	5.3%
						100.0%

December 31, 2016
	1	81.3%	AAA	62.3%	2016	66.0%
	2	13.5%	AA	10.7%	2015	3.7%
	3	3.9%	A	4.4%	2014	—%
	4	—%	BBB	19.8%	2013	—%
	5	—%	BB and below	2.8%	2012	—%
	6	1.3%		100.0%	2011	—%
		100.0%			2010 and prior	30.3%
						100.0%

Mortgage Loans on Real Estate

We rate commercial mortgages to quantify the level of risk. We place those loans with higher risk on a watch list and closely monitor these loans for collateral deficiency or other credit events that may lead to a potential loss of principal and/or interest. If we determine the value of any mortgage loan to be other-than-temporarily-impaired (i.e., when it is probable that we will be unable to collect on amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan's effective interest rate, or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing an other-than-temporary write-down recorded in Net realized capital gains (losses) in the Statements of Operations.

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

As of December 31, 2017 and 2016, our mortgage loans on real estate portfolio had a weighted average DSC of 2.3 times and 2.2 times, respectively, and a weighted average LTV ratio of 61.5% and 61.1%, respectively. See the Investments Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on mortgage loans on real estate.

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2017
Loan-to-Value Ratios:
0% - 50%	$376	$19	$1	$16	$—	$412	9.4%
>50% - 60%	1,044	68	25	1	3	1,141	26.1%
>60% - 70%	1,806	363	212	41	6	2,428	55.4%
>70% - 80%	206	99	62	8	14	389	8.9%
>80% and above	4	—	1	1	3	9	0.2%
Total	$3,436	$549	$301	$67	$26	$4,379	100.0%

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2016
Loan-to-Value Ratios:
0% - 50%	$390	$30	$5	$3	$—	$428	11.1%
>50% - 60%	847	93	32	27	10	1,009	26.0%
>60% - 70%	1,598	225	235	42	5	2,105	54.2%
>70% - 80%	179	91	35	2	29	336	8.6%
>80% and above	—	—	1	3	1	5	0.1%
Total	$3,014	$439	$308	$77	$45	$3,883	100.0%

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

As of December 31, 2017, the Company's total European exposure had an amortized cost and fair value of $2,605 million and $2,734 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $251 million, which includes non-financial institutions exposure in Ireland of $51 million, in Italy of $62 million, and in Spain of $80 million. We also had financial institutions exposure in Italy of $33 million and in Spain of $25 million. We did not have any exposure to Greece or Portugal.

Among the remaining $2,483 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of December 31, 2017, our non-peripheral sovereign exposure was $93 million, which consisted of fixed maturities. We also had $457 million in net exposure to non-peripheral financial institutions with a concentration in France of $89 million, The Netherlands of $72 million, Switzerland of $103 million and the United Kingdom of $170 million. The balance of $1.9 billion was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $1,024 million, in The Netherlands of $289 million, in France of $274 million, in Germany of $216 million, in Switzerland of $265 million, and in Russia of $44 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3% of our statutory net admitted assets, excluding Separate Accounts, as of the preceding December 31. As of December 31, 2017 and 2016, we did not have any outstanding receivable/payable with Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either us or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 43.7% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to repurchase, dollar roll and securities lending programs.  At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of December 31, 2017, we had securities lending obligations of $389 million, which represents approximately 0.7% of our general account statutory admitted assets. As of December 31, 2016, we had securities lending obligations of $111 million, which represents approximately 0.2% of our general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the years ended December 31, 2017 and 2016, we did not receive any capital contributions from our Parent.

During the year ended December 31, 2017, we declared an ordinary dividend to our Parent in the amount of $278 million, which was paid to our Parent on June 28, 2017. During the year ended December 31, 2016, we paid an ordinary dividend in the amount of $373 million to our Parent.

In May 2017, we declared an extraordinary distribution of $250 million to our Parent, subject to receipt of Iowa Division approval, and the condition to such regulatory approval was satisfied in July 2017. On July 5, 2017, we reduced our cash flow testing reserves supporting CBVA by $250 million and on July 5, 2017, paid the $250 million extraordinary distribution to our Parent out of the surplus generated by the cash flow testing reserve release. The proceeds of the extraordinary dividend were transferred as a capital contributions to Roaring River II, Inc. ("RRII") and RRII deposited the proceeds into our funds withheld trust to support living benefit reserves and we established a corresponding funds withheld liability.

During the year ended December 31, 2016, we did not pay an extraordinary distribution to our Parent.

Collateral

Under the terms of our Over-The-Counter ("OTC") Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, we may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for us to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by us are the source of non-cash collateral posted, which is reported in Securities pledged on the Balance Sheets. As of December 31, 2017, we held $666 million and $22 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2016, we held $655 million and $23 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2017, we delivered $477 million of securities and held $34 million of securities as collateral. As of December 31, 2016, we delivered $477 million of securities and held $52 million of securities as collateral.

Reinsurance Agreements

Reinsurance Ceded

As of December 31, 2017 and 2016, total reserves ceded to affiliates were $6.0 billion and $6.8 billion, respectively. For the years ended December 31, 2017, 2016 and 2015, premiums ceded to affiliates were $147 million, $670 million and $405 million, respectively.

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

As of December 31, 2017 and 2016, the value of the funds withheld liability under this agreement was $153 million and $155 million, respectively, which is included in Funds held under reinsurance treaties with affiliates on the Balance Sheets. In addition, as of December 31, 2017 and 2016, we had an embedded derivative under this agreement with a value of $4 million and $(2) million, respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Balance Sheets. As of December 31, 2017 and 2016, reserves ceded under this agreement were $180 million and $184 million, respectively.

In connection with the Transaction, we will reinsure our remaining life insurance business to other insurance subsidiaries of Voya Financial. In addition, reinsurance assumed from other related parties will be terminated including any retrocessions of this business. See the Overview Section in Part II, Item 7. of this Annual Report on Form 10-K for additional information regarding the Transaction.

Guaranteed Living Benefit — Coinsurance and Coinsurance Funds Withheld

Prior to July 1, 2016, we had an amended and restated automatic reinsurance agreement with an affiliate, SLDI, on a combined coinsurance and coinsurance funds withheld basis, covering 100% of the benefits guaranteed under specific variable annuity guaranteed living benefit riders attached to certain variable annuity contracts issued by us on or after January 1, 2000. Also, prior to July 1, 2016, we had a services agreement with SLDI, under which we provided certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the reinsurance agreement. Additionally, prior to July 1, 2016, we and SLDI had an asset management services agreement, under which SLDI served as asset manager for the funds withheld account. SLDI retained its affiliate, Voya Investment Management LLC ("VIM") , as Sub-advisor for the funds withheld account.

Effective July 1, 2016, SLDI acquired Roaring River II, Inc. ("RRII"), a Missouri life reinsurance captive, from its affiliate, RLI, and RRII redomesticated from the State of Missouri to the State of Arizona. Also effective July 1, 2016, we, SLDI and RRII entered into release, consent and novation agreements pursuant to which RRII assumed the variable annuity guaranteed living benefits previously reinsured to SLDI under the automatic reinsurance agreement; the services agreement from SLDI under which the we provide certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the automatic reinsurance agreement; and SLDI's obligation to serve as asset manager for the funds withheld account under the asset management services agreement.

In connection with the Transaction, we will recapture the ceded variable annuity business from RRII. This recapture will occur on terms to be approved by our insurance regulator, the Division of Insurance for the State of Iowa. The terms of the Transaction contemplate that, following the closing of the Transaction, VA Capital will cause substantially all of the non-payout variable annuity business to be reinsured to a newly formed Arizona captive. See "Organization of Business" above for additional discussion about the Transaction.

For the years ended December 31, 2017, 2016 and 2015, revenue related to the aforementioned services agreement was $9 million, $10 million, and $11 million, respectively.

The impacts of these agreements on the Balance Sheets as of the dates indicated are as follows:

	December 31,
($ in millions)	2017	2016
Assets on deposit in trust	$5,777	$6,505
Funds withheld liability(1)	5,400	6,357
Embedded derivative(1)	377	148
Reserves ceded(2)	5,840	6,546
Deferred loss(3)	244	269
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

Under the terms of the agreement, we ceded $2.5 billion in account balances and transferred a ceding commission and $2.7 billion in assets to SLD, resulting in a realized capital gain of $48 million to us, which reduced the ceding commission.

The coinsurance agreement was accounted for using the deposit method. As such, $2.7 billion of Deposit receivable from affiliate was established on the Balance Sheets. On September 25, 2015, we recaptured, via a commutation agreement, the multi-year guaranteed fixed annuity contracts ceded under the coinsurance agreement. Under the terms of the agreement, which was effective July 1, 2015, we received net assets in the amount of $619 million in satisfaction of the deposit receivable balance and recognized a pre-tax loss of $4 million in 2015. We incurred amortization expense of the negative ceding commission of $3 million for the year ended December 31, 2015 , which is recorded in Other expense in the Statement of Operations.

Universal Life - Coinsurance

Effective January 1, 2000, we entered into a 100% coinsurance agreement with our affiliate, SLD, covering certain universal life policies which had been issued and in force as of, as well as any such policies issued after, the effective date of the agreement. As of December 31, 2017 and 2016, reserves ceded by us under this agreement were $22 million and $21 million, respectively.

Guaranteed Investment Contract — Coinsurance

Effective August 20, 1999, we entered into a Facultative Coinsurance Agreement with an affiliate, SLD. Under the terms of the agreement, we facultatively ceded, from time to time, certain guaranteed investment contracts and funding agreements to SLD on a 100% coinsurance basis. We utilized this reinsurance facility primarily for diversification and asset-liability management purposes in connection with this business. The coinsurance agreement was accounted for using the deposit method.

The last contract underlying this agreement matured in 2017 and the agreement will be terminated. As of December 31, 2017, there was no outstanding deposit balance. As of December 31, 2016 the deposit receivable was $158 million.

Reinsurance Assumed

As of December 31, 2017 and 2016, total reserves assumed from affiliates were $404 million and $419 million, respectively. For the years ended December 31, 2017, 2016 and 2015, premiums assumed from affiliates were $422 million, $436 million and $429 million, respectively.

Level Premium Term Life Insurance - Stop-loss

Effective January 1, 2012, we entered into a stop-loss agreement with RLI, which was amended and restated April 1, 2012, under which we agreed to indemnify RLI, and RLI agreed to reinsure with us, the aggregate mortality risk under the combined blocks of level premium term life insurance policies issued by RLI between January 1, 2009 and December 31, 2009 and also between January 1, 2012 and December 31, 2012. This coverage included certain level premium term life insurance policies assumed by RLI from RLNY under an Automatic Coinsurance Agreement effective March 1, 2008. Under the terms of the agreement, we will make benefit payments to RLI equal to the amount of claims in excess of the attachment point (equal to a percentage of net reinsurance premium) up to the maximum fully covered benefit. The stop-loss agreement is accounted for using the deposit method. An immaterial amount of fee receivable from affiliate as of December 31, 2017 and 2016 is included in Other liabilities on the Balance Sheets. The fee is accrued and subsequently settled in cash each quarterly accounting period.

In connection with the Transaction, we will reinsure our remaining life insurance business to an insurance company affiliated with Voya Financial. In addition, reinsurance assumed from other related parties will be terminated including any retrocessions of this business. See the Overview Section in Part II, Item 7. of this Annual Report on Form 10-K for additional information regarding the Transaction.

Group Annual Term - Coinsurance Funds Withheld

Effective December 31, 2008, we entered into a coinsurance funds withheld agreement with RLI for an indefinite duration. Under the terms of the agreement, we assumed 100% quota share of RLI's net retained liability under certain Employee Benefits Group Annual Term policies, including disability waiver of premium.

The initial premium of $220 million was equal to the aggregate reserve assumed by us. Thereafter, premiums are equal to the total earned gross premiums collected by RLI from policyholders. RLI will retain all reinsurance premiums payable to us as funds withheld, as security for ceded liabilities and against which ceded losses will be offset. Monthly, we will receive or pay a net settlement. This agreement was amended and restated on October 1, 2010 to better reflect the current investment environment and to modify the treatment of claims under certain policies under which claims are not paid in the form of a single lump sum; the underlying terms described above remained unchanged. Please see also description of "Waiver of Premium - Coinsurance Funds Withheld" agreement between us and SLDI under "Reinsurance Ceded" above. As of December 31, 2017 and 2016, reserves assumed by us under this agreement were $404 million and $419 million, respectively.

As of December 31, 2017 and 2016, the value of the funds withheld by ceding companies under this agreement was $431 million and $437 million, respectively, which is included in Deposits, premiums receivable and reinsurance recoverable on the Balance Sheets. In addition, as of December 31, 2017 and 2016, we had an embedded derivative under this agreement with a value of $12 million and $(6) million, respectively.

In connection with the Transaction, we will reinsure our remaining life insurance business to other insurance subsidiaries of Voya Financial. In addition, reinsurance assumed from other related parties will be terminated including any retrocessions of this business. See the Overview Section in Part II, Item 7. of this Annual Report on Form 10-K for additional information regarding the Transaction.

Long-Term Debt with Affiliates

We issued a 30-year surplus note in the principal amount of $35 million on December 8, 1999, to our affiliate, SLD, which matures on December 7, 2029. Interest is charged at an annual rate of 7.98%. Payment of the note and related accrued interest is subordinate to payments due to contract owners and claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders. Any payment of principal and/or interest made is subject to the prior approval of the Iowa Insurance Commissioner. Interest expense was $3 million for the years ended December 31, 2017, 2016 and 2015.

On December 29, 2004, we issued surplus notes in the aggregate principal amount of $400 million (the "Notes"), scheduled to mature on December 29, 2034, to our affiliates, Voya Retirement Insurance and Annuity Company, RLI and SLDI. The Notes bear interest at a rate of 6.26% per year. Any payment of principal and/or interest is subject to the prior approval of the Iowa Insurance Commissioner. Interest expense was $25 million for the years ended December 31, 2017, 2016 and 2015. As part of the restructuring associated with the MTA, effective December 28, 2017 Voya Financial and Voya Holdings entered into an agreement with us in order to provide a joint and several guarantee of our payment obligations as the issuer of the Notes. Accordingly, on January 9, 2018, Kroll Bond Rating Agency assigned a rating of BBB+, outlook Stable to the Notes.

Following the closing of the Transaction, we will continue to have outstanding surplus notes issued to other insurance subsidiaries of Voya Financial in the amount of $350 million and $85 million to Venerable.

Separate Accounts

Separate account assets and liabilities generally represent funds maintained to meet specific investment objectives of contract owners or participants who bear the investment risk, subject, in limited cases, to certain minimum guaranteed rates. Investment income and investment gains and losses generally accrue directly to such contract owners. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of us.

Separate account assets supporting variable options under variable annuity contracts are invested, as designated by the contract owner or participant under a contract, in shares of mutual funds that are managed by us, or in other selected mutual funds not managed by us or our affiliates.

We report separately, as assets and liabilities, investments held in separate accounts and liabilities of separate accounts if:

•	Such separate accounts are legally recognized;

•	Assets supporting the contract liabilities are legally insulated from our general account liabilities;

•	Investments are directed by the contract owner or participant; and

•	All investment performance, net of contract fees and assessments, is passed through to the contract owner.

We report separate account assets that meet the above criteria at fair value on the Balance Sheets based on the fair value of the underlying investments. Separate account liabilities equal separate account assets. Investment income and net realized and unrealized capital gains (losses) of the separate accounts, however, are not reflected in the Statements of Operations, and the Statements of Cash Flows do not reflect investment activity of the separate accounts.

FHLB

We are currently a member of the FHLB of Des Moines and are required to pledge collateral to back any funding agreements issued to the FHLB. We have the ability to obtain funding from the FHLB based on a percentage of the value of our assets and subject to the availability of eligible collateral. The program capacity is limited to 30% of the total assets of our general and separate accounts. Furthermore, collateral is pledged based on the outstanding balances of the FHLB funding agreement. The amount varies based on type, rating and maturity of the collateral posted to the FHLB. Generally, mortgage securities, commercial real estate and U.S. treasury securities are pledged to the FHLB. Market value fluctuations resulting from changes in interest rates, spreads and other risk factors for each type of assets are monitored and additional collateral is either pledged or released as needed.

Our maximum borrowing capacity under this credit facility was $18 billion as of December 31, 2017, and does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLB credit assessment. As of December 31, 2017 and 2016, we had $602 million and $200 million, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB. These non-putable funding agreements are included in Future policy benefits and contract owner account balances on the Balance Sheets. As of December 31, 2017 and 2016, assets with a market value of $692 million and $236 million, respectively, collateralized the funding agreements to the FHLB. We are in the process of unwinding the non-putable funding agreements in anticipation of the closing of the Transaction.

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

Company	A.M. Best	Fitch	Moody's	S&P
Voya Insurance and Annuity Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	BBB- (4 of 9)

Rating Agency	Financial Strength Rating Scale
A.M. Best(1)	"A++" to "S"
Fitch(2)	"AAA" to "C"
Moody's(3)	"Aaa" to "C"
S&P(4)	"AAA" to "R"
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

Ratings actions affirmation and outlook changes by S&P, Moody's, Fitch and A.M. Best from December 31, 2016 through December 31, 2017 and subsequently through the date of this Annual Report on Form 10-K are as follows.

On December 21, 2017, in response to Voya's announcement that it has entered into a definitive agreement to sell CBVA to Venerable and its individual fixed indexed annuity segment to Athene, rating agencies took the following rating actions:

•
AM Best placed under review with developing implications the financial strength ratings of Voya's life insurance subsidiaries, including us. Concurrently, AM Best placed under review with developing implications Voya Financial, Inc.'s long-term issuer credit rating.

•
S&P lowered our financial strength rating from A to BBB- with a developing outlook. Concurrently, S&P affirmed the financial strength ratings of Voya's remaining life subsidiaries and the long-term issuer credit ratings of Voya Financial, Inc. and Voya Holdings Inc. and revised the outlook on these ratings to positive from stable.

•
Fitch placed our insurer financial strength rating on Rating Watch Negative. Concurrently, Fitch affirmed the ratings for Voya Financial, Inc. and revised the outlook to negative from stable. Fitch affirmed the insurer financial strength ratings of Voya's other life insurance subsidiaries with a stable outlook.

•
Moody's placed our financial strength ratings on review for possible downgrade. Moody's affirmed with a stable outlook the senior unsecured debt rating of Voya Financial, Inc. and the financial strength ratings of Voya's remaining life subsidiaries.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Through the normal course of investment operations, we commit to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of December 31, 2017, we had off-balance sheet commitments to acquire mortgage loans of $202 million and purchase limited partnerships and private placement investments of $400 million.

We have obligations for the return of non-cash collateral under an amendment to our securities lending program. Non-cash collateral received in connection with the securities lending program may not be sold or re-pledged by our lending agent, except in the event of default, and is not reflected on our Balance Sheets. For information regarding obligations under this program, see the Investments Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K. As of December 31, 2017, the fair value of securities retained as collateral by the lending agent on our behalf was $9 million. As of December 31, 2016, the fair value of securities retained as collateral by the lending agent on our behalf was $168 million.

As of December 31, 2017, we had certain contractual obligations due over a period of time as summarized in the following table.

($ in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Purchase obligations(1)	$602	$548	$53	$1	$—
Reserves for insurance obligations(2)	36,880	3,029	5,355	5,136	23,360
Retirement and other plans(3)	24	2	5	5	12
Long-term debt(4)	899	28	56	56	759
Securities lending and repurchase agreements(5)	398	398	—	—	—
Total(6)	$38,803	$4,005	$5,469	$5,198	$24,131
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
(4) Long-term debt, including interest, consists of the following:

•
A surplus note in the principal amount of $35 million and the related interest payable with our affiliate, SLD. As of December 31, 2017, the outstanding principal, interest rate and maturity date, of the surplus note were $35 million, 7.98% and December 7, 2029, respectively.

•
Surplus notes in the aggregate principal amount of $400 million and the related interest payable, with our affiliates, Voya Retirement Insurance and Annuity Company, RLI and SLDI. As of December 31, 2017, the aggregate amount of outstanding principal, interest rate and maturity date of these surplus notes were $400 million, 6.26% and December 29, 2034, respectively.

•
Following the closing of the Transaction, VIAC will continue to have outstanding surplus notes issued to other insurance subsidiaries of Voya Financial in the amount of $350 million and $85 million to Venerable.

(5) Payables under securities loan agreements including collateral held represent the liability to return collateral received from counterparties under securities lending agreements. Securities lending agreements include provisions which permit us to call back securities with minimal notice and accordingly, the payable is classified as having a term of less than 1 year. Additionally, Securities lending agreements include non-cash collateral of $9 million. See the Investments Note in our Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for additional information concerning Securities lending agreements.
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

The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions and the related repurchase obligation are included in Securities pledged and Short-term debt, respectively, on the Balance Sheets. As of December 31, 2017 and 2016, we did not have any securities pledged in dollar rolls, or repurchase agreement transactions.

We also enter into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. We require that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing the replacement assets. As of December 31, 2017 and 2016, we did not have any securities pledged under reverse repurchase agreements.

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

Securities Lending

We engage in securities lending whereby certain securities from our portfolio are loaned to other institutions through a lending agent for short periods of time. We have the right to approve any institution with whom the lending agent transacts on our behalf. Initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on our behalf. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies us against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of December 31, 2017 and 2016, the fair value of loaned securities was $384 million and $271 million, respectively, and is included in Securities pledged on the Balance Sheets. We are in the process of unwinding the securities lending program in anticipation of the closing of the Transaction.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of us. As of December 31, 2017 and 2016, cash collateral retained by the lending agent and invested in short-term liquid assets on our behalf was $389 million and $111 million, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Balance Sheets. As of December 31, 2017 and 2016, liabilities to return collateral of $389 million and $111 million, respectively, were included in Payables under securities loan agreements, including collateral held, on the Balance Sheets.

During the first quarter of 2016 under an amendment to the securities lending program, we began accepting non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of December 31, 2017 and 2016, the fair value of securities retained as collateral by the lending agent on our behalf was $9 million and $168 million, respectively.

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

We are subject to minimum RBC requirements established by the Division. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital ("TAC"), as defined by the NAIC, to authorized control level RBC, as defined by the NAIC. If the NAIC were to update the formula used to calculate the RBC ratio for the reduced corporate tax rates, we estimate the RBC ratio would be lower by 70 to 80 RBC percentage points. We would still expect to exceed the minimum RBC requirements that would require any regulatory or corrective action for all periods presented herein after such updates were adopted.

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

The Iowa Insurance Division recognizes as capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Division. Our statutory capital and surplus was $1.8 billion and $1.9 billion as of December 31, 2017 and 2016, respectively.

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

Risk Management

As a financial services company offering immediate and deferred fixed annuities, and with existing blocks of funding agreements, variable annuities and other income liabilities, taking measured risks is part of our business. As part of our effort to ensure measured risk taking, we have integrated risk management in our daily business activities and strategic planning.

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

83

•
Other Market Value and Cash Flow Hedges. We also use derivatives in general to hedge present or future changes in cash flows or market value changes in our assets and liabilities. We use derivatives such as interest rate swaps to specifically hedge interest rate risks associated with certain asset classes in our portfolio.

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. The following tables summarize the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of December 31, 2017 and 2016. In calculating these amounts, we exclude gains and losses on separate account fixed income securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of December 31, 2017
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturities, including securities pledged	$—	$23,156	$(1,607)	$1,767
Mortgage loans on real estate	—	4,382	(230)	253
Derivatives:
Interest rate contracts	28,430	381	(707)	968
Deposits from affiliates	—	—	—	—
Embedded derivative on reinsurance	—	12	(28)	58
Financial liabilities with interest rate risk:
Investment contract liabilities:
Deferred annuities(3)	—	18,901	(1,327)	1,717
Funding agreements with fixed maturities	—	601	(25)	26
Supplementary contracts, immediate annuities and other	—	3,065	(208)	231
Long-term debt	—	558	(56)	65
Embedded derivative on reinsurance	—	381	(476)	563
Guaranteed benefit derivatives(3):
FIA	—	2,242	156	(170)
GMWBL/GMWB/GMAB	—	1,158	(577)	752

(1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)	Certain amounts included in the Deferred annuities line are also reflected within the Guaranteed benefit derivatives lines of the table above.

	As of December 31, 2016
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturities, including securities pledged	$—	$23,270	$(1,520)	$1,666
Mortgage loans on real estate	—	3,940	(207)	226
Derivatives:
Interest rate contracts	38,858	418	(640)	867
Deposits from affiliates	—	158	—	—
Embedded derivative on reinsurance	—	(6)	(42)	35
Financial liabilities with interest rate risk:
Investment contract liabilities:
Deferred annuities(3)	—	19,193	(1,441)	1,781
Funding agreements with fixed maturities	—	355	(7)	7
Supplementary contracts, immediate annuities and other	—	2,956	(203)	228
Long-term debt	—	543	(58)	67
Embedded derivative on reinsurance	—	145	(491)	556
Guaranteed benefit derivatives(3):
FIA	—	1,987	164	(178)
GMWBL/GMWB/GMAB	—	1,512	(604)	769

(1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)	Certain amounts included in the Deferred annuities line are also reflected within the Guaranteed benefit derivatives lines of the table above.

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

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following tables summarize the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of December 31, 2017 and 2016. In calculating these amounts, we exclude gains and losses on separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC, VOBA and DSI and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of December 31, 2017
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$25	$3	$(3)
Limited partnerships/corporations	—	280	17	(17)
Derivatives:
Equity futures and total return swaps(2)	11,427	(13)	(774)	785
Equity options	23,210	392	312	(263)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
FIA	—	2,242	136	(189)
GMWBL / GMWB/ GMAB	—	1,158	(182)	237
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(2) Primarily related to the variable annuity hedge program.

	As of December 31, 2016
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$19	$2	$(2)
Limited partnerships/corporations	—	227	14	(14)
Derivatives:
Equity futures and total return swaps(2)	11,266	4	(826)	840
Equity options	16,777	345	234	(188)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
FIA	—	1,987	114	(134)
GMWBL / GMWB/ GMAB	—	1,512	(194)	232
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

As of the dates indicated, the guaranteed value of these death benefits in excess of account values was estimated to be as follows:

($ in millions)	December 31, 2017
Net amount at risk, before reinsurance	$4,154
Net amount at risk, net of reinsurance	3,929
($ in millions)	December 31, 2016
Net amount at risk, before reinsurance	$5,817
Net amount at risk, net of reinsurance	5,504

The decrease in the guaranteed value of these death benefits was primarily driven by an increase in equity markets which resulted in favorable fund performance net of deductions for fees during the year ended December 31, 2017.

The additional liabilities recognized related to GMDB, as of the periods indicated, were as follows:

($ in millions)	December 31, 2017
Separate account liability	$28,701
Additional liability balance	388
($ in millions)	December 31, 2016
Separate account liability	$30,839
Additional liability balance	510

The above additional liability recorded by us, net of reinsurance, represented the estimated net present value of our future obligation for guaranteed minimum death benefits in excess of account values. The decrease in additional separate account liability is mainly due to decrements and the decrease in additional liability balance is mainly due to favorable fund performance.

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

The following guaranteed living benefits information is as of the dates indicated:

	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
($ in millions)	December 31, 2017
Net amount at risk, before reinsurance	$11	$3,230
Net amount at risk, net of reinsurance	11	—
($ in millions)	December 31, 2016
Net amount at risk, before reinsurance	$14	$5,087
Net amount at risk, net of reinsurance	14	—

The net amount at risk for the reinsured living benefits is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contract holder over the current account value. The methodology used to calculate the net amount at risk partially reflects the current interest rate environment and also includes a provision for the expected mortality of the clients covered by these living benefits. The decrease in the net amount at risk of these living benefits (GMIB/GMWBL) from December 31, 2016 to December 31, 2017 was primarily driven by favorable equity performance and decrements.

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

The separate account liabilities subject to the requirements for additional reserve liabilities under ASC Topic 944 for minimum guaranteed benefits and the additional liabilities recognized related to minimum guarantees, by type, as of the dates indicated, were as follows:

($ in millions)	Non-reinsured Living Benefits (GMAB/GMWB)	Reinsured Living Benefits (GMIB/GMWBL)
	December 31, 2017
Separate account liability	$525	$20,834
Additional liability balance, net of reinsurance	17	710
	December 31, 2016
Separate account liability	$534	$23,118
Additional liability balance, net of reinsurance	22	892

As of December 31, 2017 and 2016, the above additional liabilities for non-reinsured living benefits recorded by us, net of reinsurance, represent the estimated net present value of our future obligations for these benefits. The above additional liabilities for reinsured living benefits recorded by us, net of reinsurance, represent the present value of future claims less the present value of future attributed fees (GMWBLs) or the benefits ratio approach (GMIBs), less the reinsurance ceded reserve calculated under Accounting Standards Codification Topic 944. The additional liability for GMIBs was zero. The decrease in the additional liability balance for reinsured living benefits corresponds to the decrease in the GMWBL liability, which decreased mainly due to favorable performance during the year ended December 31, 2017.

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

The types of instruments employed in the execution of our Variable Annuity Hedge Program to mitigate market impacts on policyholder-directed investments are as follows:

•	Equity index futures, options and total return swaps are used to mitigate the risk of domestic and foreign equity market changes;

•	Interest rate swaps and options are used to mitigate the risk of changes in interest rates;

•	Credit default swaps and total return swaps are used to mitigate the risk of credit spread changes; and

•	Variance swaps and equity options are used to mitigate the risk of changes in volatility;

Upon closing of the Transaction, we will undertake changes to our Variable Annuity Hedge Program.

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

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity, including securities pledged, and equity portfolio totaled $23.2 billion and $23.3 billion as of December 31, 2017 and 2016, respectively. Our credit risk materializes primarily as impairment losses and/or credit risk related trading losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors
Voya Insurance and Annuity Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Voya Insurance and Annuity Company (the Company) as of December 31, 2017 and 2016, and the related statements of operations, comprehensive income, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2004.

Boston, Massachusetts
March 16, 2018

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Balance Sheets
December 31, 2017 and 2016
(In millions, except share and per share data)

	As of December 31,
	2017	2016
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $20,470 as of 2017 and $21,123 as of 2016)	$21,680	$21,874
Fixed maturities, at fair value using the fair value option	615	648
Equity securities, available-for-sale, at fair value (cost of $20 as of 2017 and $15 as of 2016)	25	19
Short-term investments	348	430
Mortgage loans on real estate, net of valuation allowance of $1 as of 2017 and 2016	4,378	3,882
Policy loans	68	75
Limited partnerships/corporations	280	227
Derivatives	1,514	979
Other investments	34	19
Securities pledged (amortized cost of $814 as of 2017 and $723 as of 2016)	861	748
Total investments	29,803	28,901
Cash and cash equivalents	446	764
Short-term investments under securities loan agreements, including collateral delivered	467	187
Accrued investment income	236	232
Deposits, premiums receivable and reinsurance recoverable	6,561	7,417
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	1,667	2,029
Due from affiliates	48	32
Current income tax recoverable from Parent	—	4
Other assets	318	301
Assets held in separate accounts	28,894	30,934
Total assets	$68,440	$70,801

The accompanying notes are an integral part of these Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Balance Sheets
December 31, 2017 and 2016
(In millions, except share and per share data)

	As of December 31,
	2017	2016

Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$28,450	$28,942
Payable for securities purchased	25	15
Payables under securities loan agreements, including collateral held	1,155	865
Long-term debt	435	435
Due to affiliates	65	44
Funds held under reinsurance treaties with affiliates	5,933	6,657
Derivatives	783	180
Current income tax payable to Parent	145	—
Deferred income taxes	79	11
Other liabilities	147	149
Liabilities related to separate accounts	28,894	30,934
Total liabilities	66,111	68,232

Commitments and Contingencies (Note 13)

Shareholder's equity:
Common stock (250,000 shares authorized, issued and outstanding as of 2017 and 2016; $10 par value per share)	3	3
Additional paid-in capital	3,922	4,449
Accumulated other comprehensive income (loss)	612	425
Retained earnings (deficit)	(2,208)	(2,308)
Total shareholder's equity	2,329	2,569
Total liabilities and shareholder's equity	$68,440	$70,801

The accompanying notes are an integral part of these Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Statements of Operations
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Net investment income	$1,314	$1,363	$1,306
Fee income	583	627	719
Premiums	476	496	506
Net realized capital gains (losses):
Total other-than-temporary impairments	(21)	(9)	(30)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(7)	1	3
Net other-than-temporary impairments recognized in earnings	(14)	(10)	(33)
Other net realized capital gains (losses)	(1,210)	(875)	(99)
Total net realized capital gains (losses)	(1,224)	(885)	(132)
Other revenue	34	17	19
Total revenues	1,183	1,618	2,418
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	40	558	1,291
Operating expenses	434	463	486
Net amortization of Deferred policy acquisition costs and Value of business acquired	228	423	667
Interest expense	28	28	28
Other expense	21	11	25
Total benefits and expenses	751	1,483	2,497
Income (loss) before income taxes	432	135	(79)
Income tax expense (benefit)	332	116	(54)
Net income (loss)	$100	$19	$(25)

The accompanying notes are an integral part of these Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Statements of Comprehensive Income
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$100	$19	$(25)
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	269	153	(452)
Other-than-temporary impairments	(1)	9	7
Pension and other postretirement benefits liability	—	—	—
Other comprehensive income (loss), before tax	268	162	(445)
Income tax expense (benefit) related to items of other comprehensive income (loss)	81	56	(156)
Other comprehensive income (loss), after tax	187	106	(289)
Comprehensive income (loss)	$287	$125	$(314)

The accompanying notes are an integral part of these Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Statements of Changes in Shareholder's Equity
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2015	$3	$5,311	$608	$(2,302)	$3,620
Comprehensive income (loss):
Net income (loss)	—	—	—	(25)	(25)
Other comprehensive income (loss), after tax	—	—	(289)	—	(289)
Total comprehensive income (loss)					(314)
Dividends paid and distributions of capital	—	(492)	—	—	(492)
Employee related benefits	—	2	—	—	2
Balance as of December 31, 2015	3	4,821	319	(2,327)	2,816
Comprehensive income (loss):
Net income (loss)	—	—	—	19	19
Other comprehensive income (loss), after tax	—	—	106	—	106
Total comprehensive income (loss)					125
Dividends paid and distributions of capital	—	(373)	—	—	(373)
Employee related benefits	—	1	—	—	1
Balance as of December 31, 2016	3	4,449	425	(2,308)	2,569
Comprehensive income (loss):
Net income (loss)	—	—	—	100	100
Other comprehensive income (loss), after tax	—	—	187	—	187
Total comprehensive income (loss)					287
Dividends paid and distributions of capital	—	(528)	—	—	(528)
Employee related benefits	—	1	—	—	1
Balance as of December 31, 2017	$3	$3,922	$612	$(2,208)	$2,329

The accompanying notes are an integral part of these Financial Statements.

Voya Insurance and Annuity Company (A wholly owned subsidiary of Voya Holdings Inc.) Statements of Cash Flows For the Years Ended December 31, 2017, 2016 and 2015 (In millions)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$100	$19	$(25)
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
Capitalization of deferred policy acquisition costs, value of business acquired and sales inducements	(117)	(152)	(137)
Net amortization of deferred policy acquisition costs, value of business acquired and sales inducements	300	549	777
Net accretion/amortization of discount/premium	24	8	11
Future policy benefits, claims reserves and interest credited	(300)	1,327	1,453
Deferred income tax expense (benefit)	(12)	49	15
Net realized capital losses	1,224	885	132
Employee related benefits	1	1	(2)
Change in:
Accrued investment income	(4)	7	(15)
Premiums receivable and reinsurance recoverable	698	(1,743)	(1,328)
Other receivables and asset accruals	(34)	(2)	19
Other reinsurance assets	25	14	25
Due to/from affiliates	5	(5)	(10)
Income tax recoverable/payable	149	(32)	26
Funds held under reinsurance treaties with affiliates	(898)	(201)	1,046
Other payables and accruals	(3)	(4)	(19)
Other, net	(13)	(6)	8
Net cash provided by operating activities	$1,145	$714	$1,976

The accompanying notes are an integral part of these Financial Statements.

Voya Insurance and Annuity Company (A wholly owned subsidiary of Voya Holdings Inc.) Statements of Cash Flows For the Years Ended December 31, 2017, 2016 and 2015 (In millions)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	$5,071	$4,694	$3,753
Equity securities, available-for-sale	—	—	—
Mortgage loans on real estate	382	421	464
Limited partnerships/corporations	46	44	33
Acquisition of:
Fixed maturities	(4,461)	(4,105)	(4,553)
Equity securities, available-for-sale	(6)	—	(7)
Mortgage loans on real estate	(878)	(992)	(833)
Limited partnerships/corporations	(83)	(78)	(55)
Derivatives, net	(1,243)	(1,284)	(129)
Short-term investments, net	82	640	(323)
Policy loans, net	7	5	8
Collateral received (delivered), net	10	255	161
Other investments, net	(16)	29	1
Net cash used in investing activities	(1,089)	(371)	(1,480)
Cash Flows from Financing Activities:
Deposits received for investment contracts	$2,657	$3,165	$2,597
Maturities and withdrawals from investment contracts	(2,661)	(3,016)	(2,349)
Receipts (settlements) on deposit contracts	158	(2)	33
Dividends paid and distributions of capital	(528)	(373)	(492)
Net cash used in financing activities	(374)	(226)	(211)
Net (decrease) increase in cash and cash equivalents	(318)	117	285
Cash and cash equivalents, beginning of period	764	647	362
Cash and cash equivalents, end of period	$446	$764	$647
Supplemental cash flow information:
Income taxes paid (received), net	$195	$99	$(94)
Interest paid	41	28	28
Non-cash investing and financing activities:
Securities received from affiliate under reinsurance agreements	$174	$62	$717

The accompanying notes are an integral part of these Financial Statements.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

On March 2, 2018, Voya Insurance and Annuity Company (“VIAC”or "the Company") filed with the U.S. Securities and Exchange Commission a Form 15, Certification and Notice of Termination of Registration.  Consequently, VIAC will have no further reporting obligations under the Securities Exchange Act of 1934 after the filing of this Annual Report on Form 10-K.

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

On December 20, 2017, Voya Financial, entered into a Master Transaction Agreement (the "MTA") with VA Capital Company LLC ("VA Capital") and Athene Holding Ltd. ("Athene"), pursuant to which Venerable Holdings, Inc. ("Venerable"), a wholly owned subsidiary of VA Capital, will acquire all of the shares of the capital stock of the Company, as well as the membership interests of Directed Services LLC ("DSL"), a broker-dealer affiliate (collectively, the "Transaction"). At or prior to the closing of the Transaction, we will undertake certain restructuring transactions with several current affiliates in order to transfer businesses and assets into and out of the Company. These restructuring transactions will include reinsurance of our life insurance, employee benefits and other business activities to other insurance subsidiaries of Voya Financial, the recapture of reinsured portions of our variable annuity business from an affiliated reinsurer, the transfer of our investment-only products to affiliates of Voya Financial and the settlement of outstanding amounts under existing affiliate agreements. Concurrent with the Transaction, we will sell, via reinsurance, to Athene substantially all of our fixed annuities business for an estimated ceding commission of $400.

At closing, the MTA requires that the Company be funded with statutory capital equal to the "Required Adjusted Book Value", as defined in the MTA. The Required Adjusted Book Value is based in part on, the Conditional Tail Expectation (“CTE”) 95 standard which is a statistical tail risk measure under the Standard & Poor’s (“S&P”) model which follows the Risk Based Capital C-3 Phase II guidelines as stipulated by the National Association of Insurance Commissioners. The Transaction is expected to close in the second or third quarter of 2018, subject to conditions specified in the MTA, including the receipt of required regulatory approvals, and other conditions.

The MTA contains limits on the amount of additional capital Voya Financial could be required to contribute in order to fund the Required Adjusted Book Value and on the amount of capital in excess of such amount for which VA Capital could be required to compensate Voya Financial, if we were not able to distribute such excess capital prior to the Transaction closing, in each case subject to certain termination rights.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

In 2009, the Company made a strategic decision to run-off the assets and liabilities related to certain guaranteed investment contracts and funding agreements previously issued to institutional investors and corporate benefit plans. No guaranteed investment contracts were outstanding during 2016 and 2015 and the remaining funding agreements related to this block matured or were terminated in 2017. The Company continues to issue funding agreements for corporate purposes to provide funding to enhance portfolio yields across all lines of business and to support liquidity.

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

When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date, or within two months of that date, the derivative continues to be carried on the Balance Sheets at its estimated fair value, with changes in estimated fair value recognized currently in Other net realized capital gains (losses). Derivative gains and losses recorded in Other comprehensive income (loss) pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in Other net realized capital gains (losses).

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

In addition, the Company has entered into coinsurance with funds withheld reinsurance arrangements that contain embedded derivatives, the fair value of which is based on the change in the fair value of the underlying assets held in trust. The embedded derivatives within coinsurance with funds withheld reinsurance arrangements are reported with the host contract in Deposits, premiums receivable, and reinsurance recoverable or Funds held under reinsurance treaties with affiliates on the Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Interest credited and other benefits to contract owners/policyholders in the Statements of Operations.

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

The Company did not have any loss recognition for the year ended December 31, 2017.

During the year ended December 31, 2016, the Company's reviews resulted in loss recognition of $170 before income taxes, of which $138 and $32 was recorded to Net amortization of DAC and VOBA and Interest credited and other benefits to contract owners/policyholders, respectively, in the Statements of Operations, with a corresponding decrease on the Balance Sheets to Deferred policy acquisition costs, Value of business acquired, and Sales inducements to contract owners.

During the year ended December 31, 2015, the Company's reviews resulted in loss recognition of $342 before income taxes, of which $277 and $65 was recorded to Net amortization of DAC and VOBA and Interest credited and other benefits to contract owners/policyholders, respectively, in the Statements of Operations, with a corresponding decrease on the Balance Sheets to Deferred policy acquisition costs, Value of business acquired, and Sales inducements to contract owners.

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

Sales Inducements

DSI represent benefits paid to contract owners for a specified period that are incremental to the amounts the Company credits on similar contracts without sales inducements and are higher than the contract's expected ongoing crediting rates for periods after the inducement. The Company defers sales inducements and amortizes DSI over the estimated lives of the related contracts using the same methodology and assumptions used to amortize DAC. The amortization of DSI is included in Interest credited and other benefits to contract owners/policyholders in the Statements of Operations. Each year, or more frequently if circumstances indicate a potentially significant recoverability issue exists, the Company reviews DSI to determine the recoverability of these balances.

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

•
Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality and expenses are based on the Company's estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 5.4% to 5.5%.

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

During the year ended December 31, 2017, the Company did not establish any premium deficiency reserves. During the years ended 2016, and 2015, the Company established premium deficiency reserves of $36, and $126 respectively, before tax related to certain payout annuity contracts, which were recorded as increases in Future policy benefits and contract owner account balances with a corresponding increase in Deposits, premium receivable and reinsurance recoverable, as the reserves are ceded to an affiliate on a 100% coinsurance and coinsurance funds withheld basis. The establishment of these premium deficiency reserves had no impact in the Statements of Operations for the years ended December 31, 2016 and 2015.

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

•
Account balances for universal life-type contracts, including VUL contracts, are equal to cumulative deposits, less charges, withdrawals and account values released upon death, plus credited interest thereon.

•
Account balances for fixed annuities and payout contracts without life contingencies are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Credited interest rates vary by product and ranged up to 7.5% for the years 2017, 2016 and 2015. Account balances for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.

•
For fixed-indexed annuity ("FIA") contracts, the aggregate initial liability is equal to the deposit received, plus a bonus, if applicable, and is split into a host component and an embedded derivative component. Thereafter, the host liability accumulates at a set interest rate, and the embedded derivative liability is recognized at fair value.

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

GMWBL, GMWB, GMAB and FIA: The Company issues certain products that contain embedded derivatives that are measured at estimated fair value separately from the host contracts. These products include deferred variable annuity contracts containing guaranteed minimum withdrawal benefits with life payouts ("GMWBL"), guaranteed minimum withdrawal benefits without life contingencies ("GMWB"), and guaranteed minimum accumulation benefits ("GMAB") features and FIA contracts . Such embedded derivatives are recorded in Future policy benefits and contract owner account balances on the Balance Sheets, with changes in estimated fair value, that are not related to attributed fees or premiums collected or payments made, reported in Other net realized capital gains (losses) in the Statements of Operations.

At inception of the contracts containing the GMWBL, GMWB, and GMAB features, the Company projects a fee to be attributed to the embedded derivative portion of the guarantee equal to the present value of projected future guaranteed benefits. After inception, the estimated fair value of the GMWBL, GMWB, and GMAB embedded derivatives is determined based on the present value of projected future guaranteed benefits, minus the present value of projected attributed fees. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates. The projection of future guaranteed benefits and future attributed fees require the use of assumptions for capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.) and policyholder behavior (e.g., lapse, benefit utilization, mortality, etc.).

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

The liabilities for the GMWBL, GMWB, GMAB and FIA embedded derivatives include a risk margin to capture uncertainties related to policyholder behavior assumptions. The margin represents additional compensation a market participant would require to assume these risks.

The discount rate used to determine the fair value of the liabilities for the GMWBL, GMWB, GMAB and FIA embedded derivatives includes an adjustment to reflect the risk that these obligations will not be fulfilled (“nonperformance risk”).

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

Long-term Debt

Long-term debt is carried on the Balance Sheets at an amount equal to the unpaid principal balance, net of any remaining unamortized discount or premium and any direct and incremental costs attributable to issuance. Discounts, premiums and direct and incremental costs are amortized as a component of Interest expense in the Statements of Operations over the life of the debt using the effective interest method of amortization.

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

Items required by tax regulations to be included in the tax return may differ from the items reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements may be different than the actual rate applied on the tax return. Some of these differences are permanent, such as the dividends received deduction, which is estimated using information from the prior period and current year results. Other differences are temporary, reversing over time, such as the valuation of insurance reserves, and create deferred tax assets and liabilities.

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

Only those reinsurance recoverable balances deemed probable of recovery are recognized as assets on the Company’s Balance Sheets and are stated net of allowances for uncollectible reinsurance. Amounts currently recoverable and payable under reinsurance agreements are included in Deposits, premiums receivable and reinsurance recoverable and Other liabilities, respectively. Such assets and liabilities relating to reinsurance agreements with the same reinsurer are recorded net on the Balance Sheets if a right of offset exists within the reinsurance agreement. Premiums, Fee income and Interest credited and other benefits to contract owners/policyholders are reported net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in Other revenue.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Participating Insurance

Participating business approximates 15.3% of the Company's ordinary life insurance in force and 30.3% of life insurance premium income. The amount of dividends to be paid is determined annually by the Board of Directors. Amounts allocable to participating policyholders are based on published dividend projections or expected dividend scales. Dividends to participating policyholders of $7, $8, and $9 were incurred during the years ended December 31, 2017, 2016 and 2015 respectively.

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

Adoption of New Pronouncements

Share-Based Compensation
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, “Compensation-Stock Compensation (ASC Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies the accounting for share-based payment award transactions with respect to:

•	The income tax consequences of awards;

•	The impact of forfeitures on the recognition of expense for awards;

•	Classification of awards as either equity or liabilities; and

•	Classification on the statement of cash flows.

The provisions of ASU 2016-09 were adopted by the Company on January 1, 2017 using the transition method prescribed for each applicable provision:

•
On a prospective basis, all excess tax benefits and tax deficiencies related to share-based compensation will be reported in Net income (loss), rather than Additional paid-in capital. Prior year excess tax benefits will remain in Additional paid- in capital.

•
The Company elected to retrospectively adopt the requirement to present cash inflows related to excess tax benefits as operating activities; however, there was no reclassification impact of Share-based compensation cash flows from financing activities to operating activities in the Consolidated Statement of Cash Flows for the twelve months ended December 31, 2016.

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

Future Adoption of Accounting Pronouncements

Reclassification of Certain Tax Effects
In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (ASC Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted Tax Cuts and Jobs Act of 2017 ("Tax Reform"). Stranded tax effects arise because generally accepted accounting principles require that the impact of a change in tax laws or rates on deferred tax liabilities and assets be reported in net income, even if related to items recognized within accumulated other comprehensive income. The amount of the reclassification would be based on the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate, applied to deferred tax liabilities and assets reported within accumulated other comprehensive income.

The provisions of ASU 2018-02 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Initial adoption of ASU 2018-02 may be reported either in the period of adoption or on a retrospective basis in each period in which the effect of the change in the U.S. federal corporate income tax rate resulting from Tax Reform is recognized. The Company is currently evaluating the provisions of ASU 2018-02.

Derivatives & Hedging
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic ASC 815): Targeted Improvements to Accounting for Hedging Activities " ("ASU 2017-12"), which enables entities to better portray risk management activities in their financial statements, as follows:

•	Expands an entity's ability to hedge nonfinancial and financial risk components and reduces complexity in accounting for fair value hedges of interest rate risk;

•
Eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item;

•	Eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness; and

•	Modifies required disclosures.

The provisions of ASU 2017-12 are effective for fiscal years beginning after December 15, 2018, including interim periods, with early adoption permitted. Initial adoption of ASU 2017-12 is required to be reported using a modified retrospective approach, with the exception of the presentation and disclosure requirements which are required to be applied prospectively. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2017-12.

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

The provisions of ASU 2017-05 are effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted, using either a retrospective or modified retrospective method. The Company does not currently expect the adoption of this guidance to have a material impact on the Company's financial condition, results of operations, or cash flows; however, finalization of implementation efforts will continue into the first quarter of 2018.

Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (ASC Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on eight specific cash flow issues.

The provisions of ASU 2016-15 are effective retrospectively for fiscal years beginning after December 15, 2017, including interim periods, with early adoption permitted. The Company does not currently expect the adoption of this guidance to have a material impact on the Company's financial condition, results of operations, or cash flows; however, finalization of implementation efforts will continue into the first quarter of 2018.

Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which:

•	Introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments;

•	Modifies the impairment model for available-for-sale debt securities; and

•	Provides a simplified accounting model for purchased financial assets with credit deterioration since their origination.

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

The provisions of ASU 2016-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption only permitted for certain provisions. Initial adoption of ASU 2016-01 is required to be reported on a modified retrospective basis, with a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption, except for certain provisions that are required to be applied prospectively. The Company does not currently expect the adoption of this guidance to have a material impact on the Company's financial condition, results of operations, or cash flows; however, finalization of implementation efforts will continue into the first quarter of 2018.

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
The Company plans to adopt ASU 2014-09 on January 1, 2018 on a modified retrospective basis. As the scope of ASU 2014-09 excludes insurance contracts and financial instruments, the guidance does not apply to a significant portion of the Company’s business. Consequently, the Company does not currently expect the adoption of this guidance to have a material impact; however, finalization of implementation efforts will continue into the first quarter of 2018.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and FVO fixed maturities and equity securities were as follows as of December 31, 2017:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$821	$51	$6	$—	$866	$—
U.S. Government agencies and authorities	29	6	—	—	35	—
State, municipalities and political subdivisions	565	25	3	—	587	—
U.S. corporate public securities	9,190	737	13	—	9,914	—
U.S. corporate private securities	3,001	121	18	—	3,104	—
Foreign corporate public securities and foreign governments (1)	2,597	162	8	—	2,751	—
Foreign corporate private securities (1)	2,594	115	26	—	2,683	7

Residential mortgage-backed securities:
Agency	1,086	49	9	7	1,133	—
Non-Agency	528	48	2	4	578	9
Total Residential mortgage-backed securities	1,614	97	11	11	1,711	9
Commercial mortgage-backed securities	981	14	5	—	990	—
Other asset-backed securities	507	9	1	—	515	—

Total fixed maturities, including securities pledged	21,899	1,337	91	11	23,156	16
Less: Securities pledged	814	51	4	—	861	—
Total fixed maturities	21,085	1,286	87	11	22,295	16
Equity securities	20	5	—	—	25	—
Total fixed maturities and equity securities investments	$21,105	$1,291	$87	$11	$22,320	$16
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Statements of Operations.
(3) Represents OTTI reported as a component of Other comprehensive income (loss).
(4) Amount excludes $128 of net unrealized gains on impaired available-for-sale securities.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Available-for-sale and FVO fixed maturities and equity securities were as follows as of December 31, 2016:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$946	$45	$8	$—	$983	$—
U.S. Government agencies and authorities	29	4	—	—	33	—
State, municipalities and political subdivisions	500	8	11	—	497	—
U.S. corporate public securities	9,993	510	58	—	10,445	4
U.S. corporate private securities	2,754	73	49	—	2,778	—
Foreign corporate public securities and foreign governments (1)	2,620	99	31	—	2,688	—
Foreign corporate private securities (1)	2,735	104	23	—	2,816	—

Residential mortgage-backed securities
Agency	1,376	62	14	11	1,435	—
Non-Agency	271	41	2	5	315	11
Total Residential mortgage-backed securities	1,647	103	16	16	1,750	11
Commercial mortgage-backed securities	951	14	8	—	957	—
Other asset-backed securities	318	8	3	—	323	—

Total fixed maturities, including securities pledged	22,493	968	207	16	23,270	15
Less: Securities pledged	723	29	4	—	748	—
Total fixed maturities	21,770	939	203	16	22,522	15
Equity securities	15	4	—	—	19	—
Total fixed maturities and equity securities investments	$21,785	$943	$203	$16	$22,541	$15
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Statements of Operations.
(3) Represents OTTI reported as a component of Other comprehensive income (loss).
(4) Amount excludes $118 of net unrealized gains on impaired available-for-sale securities.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2017, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. MBS and Other ABS are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$470	$476
After one year through five years	4,517	4,672
After five years through ten years	7,326	7,547
After ten years	6,484	7,245
Mortgage-backed securities	2,595	2,701
Other asset-backed securities	507	515
Fixed maturities, including securities pledged	$21,899	$23,156

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of December 31, 2017 and 2016, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Shareholder's equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
December 31, 2017
Communications	$1,069	$97	$2	$1,164
Financial	2,816	168	3	2,981
Industrial and other companies	8,004	491	38	8,457
Energy	1,649	121	10	1,760
Utilities	2,833	201	8	3,026
Transportation	627	39	2	664
Total	$16,998	$1,117	$63	$18,052

December 31, 2016
Communications	$1,070	$84	$4	$1,150
Financial	2,918	116	18	3,016
Industrial and other companies	8,692	343	71	8,964
Energy	1,809	85	20	1,874
Utilities	2,642	125	33	2,734
Transportation	600	24	6	618
Total	$17,731	$777	$152	$18,356

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of December 31, 2017 and 2016, approximately 47.3% and 53.8%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

As of December 31, 2017 and 2016, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

As of December 31, 2017 and 2016, the fair value of loaned securities was $384 and $271, respectively, and is included in Securities pledged on the Balance Sheets. As of December 31, 2017 and 2016, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $389 and $111, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Balance Sheets. As of December 31, 2017 and 2016, liabilities to return collateral of $389 and $111, respectively, are included in Payables under securities loan agreements, including collateral held on the Balance Sheets. The Company is in the process of unwinding the securities lending program in anticipation of the closing of the Transaction.

During the first quarter of 2016 under an amendment to the securities lending program, the Company began accepting non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected in the Company’s Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of December 31, 2017 and 2016, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $9 and $168, respectively.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	December 31, 2017(1)(2)	December 31, 2016(1)(2)
U.S. Treasuries	$9	$62
U.S. corporate public securities	286	174
Foreign corporate public securities and foreign governments	103	43
Payables under securities loan agreements	$398	$279
(1) As of December 31, 2017 and 2016, borrowings under securities lending transactions include cash collateral of $389 and $111, respectively.
(2) As of December 31, 2017 and 2016, borrowings under securities lending transactions include non-cash collateral of $9 and $168, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Variable Interest Entities

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company's financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity's economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company did not provide any non-contractual financial support and its carrying value represents the Company's exposure to loss. The carrying value of the investments in VIEs was $280 and $227 as of December 31, 2017 and 2016, respectively; these investments are included in Limited partnerships/corporations on the Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Statements of Operations.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2017:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$462	$6	$—	$—	$37	$—	$499	$6
State, municipalities and political subdivisions	45	—	—	—	63	3	108	3
U.S. corporate public securities	498	7	17	—	196	6	711	13
U.S. corporate private securities	189	1	32	1	342	16	563	18
Foreign corporate public securities and foreign governments	168	3	—	—	69	5	237	8
Foreign corporate private securities	101	21	10	—	130	5	241	26
Residential mortgage-backed	158	3	10	—	143	8	311	11
Commercial mortgage-backed	351	3	13	—	49	2	413	5
Other asset-backed	44	—	9	1	22	—	75	1
Total	$2,016	$44	$91	$2	$1,051	$45	$3,158	$91

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2016:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$455	$8	$—	$—	$—	$—	$455	$8
State, municipalities and political subdivisions	269	10	—	—	12	1	281	11
U.S. corporate public securities	1,932	43	24	1	171	14	2,127	58
U.S. corporate private securities	823	29	34	1	123	19	980	49
Foreign corporate public securities and foreign governments	411	13	20	1	141	17	572	31
Foreign corporate private securities	479	18	—	—	50	5	529	23
Residential mortgage-backed	374	11	35	1	53	4	462	16
Commercial mortgage-backed	282	6	13	—	14	2	309	8
Other asset-backed	87	—	—	—	52	3	139	3
Total	$5,112	$138	$126	$4	$616	$65	$5,854	$207

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 95.9% and 90.5% of the average book value as of December 31, 2017 and 2016, respectively.

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
December 31, 2017
Six months or less below amortized cost	$2,035	$39	$25	$22	399	7
More than six months and twelve months or less below amortized cost	96	—	2	—	36	—
More than twelve months below amortized cost	1,057	22	36	6	291	6
Total	$3,188	$61	$63	$28	726	13

December 31, 2016
Six months or less below amortized cost	$5,318	$18	$148	$4	955	8
More than six months and twelve months or less below amortized cost	261	13	15	4	59	3
More than twelve months below amortized cost	429	22	29	7	141	6
Total	$6,008	$53	$192	$15	1,155	17

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
December 31, 2017
U.S. Treasuries	$505	$—	$6	$—	16	—
State, municipalities and political subdivisions	111	—	3	—	95	—
U.S. corporate public securities	723	1	13	—	126	2
U.S. corporate private securities	560	21	12	6	73	2
Foreign corporate public securities and foreign governments	245	—	8	—	52	—
Foreign corporate private securities	232	35	5	21	34	6
Residential mortgage-backed	319	3	10	1	166	2
Commercial mortgage-backed	418	—	5	—	122	—
Other asset-backed	75	1	1	—	42	1
Total	$3,188	$61	$63	$28	726	13

December 31, 2016
U.S. Treasuries	$463	$—	$8	$—	11	—
State, municipalities and political subdivisions	292	—	11	—	185	—
U.S. corporate public securities	2,172	12	55	3	374	3
U.S. corporate private securities	996	34	40	9	114	3
Foreign corporate public securities and foreign governments	599	4	30	1	126	3
Foreign corporate private securities	552	—	23	—	61	2
Residential mortgage-backed	478	—	16	—	172	3
Commercial mortgage-backed	314	3	6	2	66	3
Other asset-backed	142	—	3	—	46	—
Total	$6,008	$53	$192	$15	1,155	17

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Investments with fair values less than amortized cost are included in the Company’s other-than-temporary impairment analysis. Impairments were recognized as disclosed in the "Evaluating Securities for Other-Than-Temporary Impairments" section below. The Company evaluates non-agency RMBS and ABS for "other-than-temporary impairments" each quarter based on actual and projected cash flows, after considering the quality and updated loan-to-value ratios reflecting current home prices of underlying collateral, forecasted loss severity, the payment priority within the tranche structure of the security and amount of any credit enhancements. The Company's assessment of current levels of cash flows compared to estimated cash flows at the time the securities were acquired (typically pre-2008) indicates the amount and the pace of projected cash flows from the underlying collateral has generally been lower and slower, respectively. However, since cash flows are typically projected at a trust level, the impairment review incorporates the security's position within the trust structure as well as credit enhancement remaining in the trust to determine whether an impairment is warranted. Therefore, while lower and slower cash flows will impact the trust, the effect on the valuation of a particular security within the trust will also be dependent upon the trust structure. Where the assessment continues to project full recovery of principal and interest on schedule, the Company has not recorded an impairment. Based on this analysis, the Company determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired and therefore no further other-than-temporary impairment was necessary.

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the year ended December 31, 2017, the Company did not have any new commercial mortgage loan troubled debt restructuring and had one private placement troubled debt restructuring with a pre-modification and post-modification carrying value of $11. For the year ended December 31, 2016, the Company had no new troubled debt restructurings for commercial mortgage loans or private placement bonds.

As of December 31, 2017, the Company held no commercial mortgage troubled debt restructured loans.

As of December 31, 2017 and 2016, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	December 31, 2017			December 31, 2016
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$—	$4,379	$4,379	$—	$3,883	$3,883
Collective valuation allowance for losses	N/A	(1)	(1)	N/A	(1)	(1)
Total net commercial mortgage loans	$—	$4,378	$4,378	$—	$3,882	$3,882
N/A - Not Applicable

There were no impairments taken on the mortgage loan portfolio for the years ended December 31, 2017, 2016 and 2015.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	December 31, 2017	December 31, 2016
Collective valuation allowance for losses, balance at January 1	$1	$1
Addition to (reduction of) allowance for losses	—	—
Collective valuation allowance for losses, end of period	$1	$1

For the years ended December 31, 2017 and 2016, the Company did not have any impaired loans with allowances for losses.

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of December 31, 2017 and 2016.

There were no loans 30 days or less in arrears, with respect to principal and interest as of December 31, 2017 and 2016.

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

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Impaired loans, average investment during the period (amortized cost) (1)	$—	$2	$10
Interest income recognized on impaired loans, on an accrual basis (1)	—	—	1
Interest income recognized on impaired loans, on a cash basis (1)	—	—	1
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	—	1
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

The following table presents the LTV ratios as of the dates indicated:

	December 31, 2017(1)	December 31, 2016(1)
Loan-to-Value Ratio:
0% - 50%	$412	$428
>50% - 60%	1,141	1,009
>60% - 70%	2,428	2,105
>70% - 80%	389	336
>80% and above	9	5
Total Commercial mortgage loans	$4,379	$3,883
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	December 31, 2017(1)	December 31, 2016(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$3,436	$3,014
>1.25x - 1.5x	549	439
>1.0x - 1.25x	301	308
Less than 1.0x	67	77
Commercial mortgage loans secured by land or construction loans	26	45
Total Commercial mortgage loans	$4,379	$3,883
(1) Balances do not include collective valuation allowance for losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	December 31, 2017(1)		December 31, 2016(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$879	20.1%	$888	22.9%
South Atlantic	1,012	23.1%	979	25.2%
Middle Atlantic	588	13.4%	495	12.7%
West South Central	554	12.7%	466	12.0%
Mountain	557	12.7%	379	9.8%
East North Central	469	10.7%	400	10.3%
New England	61	1.4%	64	1.6%
West North Central	201	4.6%	140	3.6%
East South Central	58	1.3%	72	1.9%
Total Commercial mortgage loans	$4,379	100.0%	$3,883	100.0%
(1) Balances do not include collective valuation allowance for losses.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	December 31, 2017(1)		December 31, 2016(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$1,127	25.7%	$1,145	29.5%
Industrial	1,208	27.6%	988	25.5%
Apartments	1,084	24.8%	832	21.4%
Office	720	16.4%	669	17.2%
Hotel/Motel	79	1.8%	83	2.1%
Mixed Use	31	0.7%	31	0.8%
Other	130	3.0%	135	3.5%
Total Commercial mortgage loans	$4,379	100.0%	$3,883	100.0%
(1)Balances do not include collective valuation allowance for losses.

The following table presents mortgages by year of origination as of the dates indicated:

	December 31, 2017(1)	December 31, 2016(1)
Year of Origination:
2017	$831	$—
2016	941	$959
2015	763	796
2014	547	554
2013	573	600
2012	153	169
2011 and prior	571	805
Total Commercial mortgage loans	$4,379	$3,883
(1) Balances do not include collective valuation allowance for losses.

Evaluating Securities for Other-Than-Temporary Impairments

The Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities and equity securities, in accordance with its impairment policy in order to evaluate whether such investments are other-than-temporarily impaired.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company's credit-related and intent-related impairments included in the Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Year Ended December 31,
	2017			2016			2015
	Impairment		No. of Securities	Impairment		No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$—	*	3	$2		2	$11		10
Foreign corporate public securities and foreign governments (1)	1		2	3		2	18		6
Foreign corporate private securities (1)	10		2	1		2	1		1
Residential mortgage-backed	1		20	4		32	3		27
Commercial mortgage-backed	2		4	—	*	1	—	*	2
Other asset-backed	—	*	1	—	*	2	—		—
Equity	—		—	—		—	—	*	1
Total	$14		32	$10		41	$33		47
(1) Primarily U.S. dollar denominated.
* Less than $1.

The above tables include $12, $5 and $8 of write-downs related to credit impairments for the years ended December 31, 2017, 2016 and 2015, respectively, in Other-than-temporary impairments, which are recognized in the Statements of Operations. The remaining $2, $5 and $25 in write-downs, for the years ended December 31, 2017, 2016 and 2015, respectively, are related to intent impairments.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Year Ended December 31,
	2017			2016			2015
	Impairment		No. of Securities	Impairment		No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$—	*	3	$2		1	$11		9
Foreign corporate public securities and foreign governments (1)	—		—	2		1	14		5
Residential mortgage-backed	—	*	3	1		3	—	*	4
Commercial mortgage-backed	2		4	—	*	1	—	*	2
Total	$2		10	$5		6	$25		20
(1) Primarily U.S. dollar denominated.
* Less than $1.

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

The following table identifies the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Balance at January 1	$20	$27	$33
Additional credit impairments:
On securities not previously impaired	11	—	—
On securities previously impaired	—	3	2
Reductions:
Increase in cash flows	1	1	1
Securities sold, matured, prepaid or paid down	6	9	7
Balance at December 31	$24	$20	$27

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Fixed maturities	$1,121	$1,205	$1,169
Equity securities, available-for-sale	9	3	2
Mortgage loans on real estate	183	176	165
Policy loans	4	5	5
Other	58	34	19
Gross investment income	1,375	1,423	1,360
Less: investment expenses	61	60	54
Net investment income	$1,314	$1,363	$1,306

As of December 31, 2017 and 2016, the Company had $4 and $6, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Fixed maturities, available-for-sale, including securities pledged	$12	$10	$(38)
Fixed maturities, at fair value option	(150)	(137)	(98)
Derivatives	(1,279)	(1,076)	(87)
Embedded derivatives - fixed maturities	(5)	(6)	(5)
Guaranteed benefit derivatives	203	324	96
Other investments	(5)	—	—
Net realized capital gains (losses)	$(1,224)	$(885)	$(132)
After-tax net realized capital gains (losses)	$(796)	$(575)	$(86)

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Proceeds on sales	$3,265	$3,021	$1,700
Gross gains	54	75	25
Gross losses	17	64	36

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

Currency forwards: The Company used currency forward contracts to hedge policyholder liabilities associated with the variable annuity contracts which are linked to foreign indices. The currency fluctuations may result in a decrease in account values, which would increase the possibility of the Company incurring an expense for guaranteed benefits in excess of account values. The Company also utilizes currency forward contracts to hedge currency exposure related to invested assets. The Company utilizes these contracts in non-qualifying hedging relationships.

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

The Company's use of derivatives is limited mainly to economic hedging to reduce the Company's exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, exchange rate risk and equity market risk. It is the Company's policy not to offset amounts recognized for derivative instruments and amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement, which provides the Company with the legal right of offset. However, in accordance with the Chicago Mercantile Exchange ("CME") rule changes related to the variation margin payments, effective the first quarter of 2017, the Company is required to adjust the derivative balances with the variation margin payments related to its cleared derivatives executed through CME.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	December 31, 2017			December 31, 2016
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$18	$—	$—	$18	$—	$—
Foreign exchange contracts	227	—	23	162	13	4
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	28,412	470	89	38,840	531	113
Foreign exchange contracts	18	—	—	1,222	33	13
Equity contracts	34,637	1,043	664	28,043	399	50
Credit contracts	438	1	7	204	3	—
Embedded derivatives:
Within fixed maturity investments	N/A	11	—	N/A	16	—
Within products	N/A	—	3,400	N/A	—	3,499
Within reinsurance agreements	N/A	12	381	N/A	(6)	145
Total		$1,537	$4,564		$989	$3,824
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of December 31, 2017 and 2016. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	December 31, 2017
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$438	$1	$7
Equity contracts	28,131	1,023	662
Foreign exchange contracts	245	—	23
Interest rate contracts	27,025	471	88
		1,495	780
Counterparty netting(1)		(776)	(776)
Cash collateral netting(1)		(676)	(4)
Securities collateral netting(1)		(31)	—
Net receivables/payables		$12	$—
(1) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

	December 31, 2016
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$204	$3	$—
Equity contracts	21,545	377	50
Foreign exchange contracts	1,384	46	17
Interest rate contracts	35,454	530	113
		956	180
Counterparty netting(1)		(162)	(162)
Cash collateral netting(1)		(685)	(15)
Securities collateral netting(1)		(52)	—
Net receivables/payables		$57	$3
(1) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA ") agreements, the Company may receive from, or deliver to, counterparties collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Balance Sheets. As of December 31, 2017, the Company held $666 and $22 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2016, the Company held $655 and $23 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2017, the Company delivered $477 of securities and held $34 of securities as collateral. As of December 31, 2016, the Company delivered $477 of securities and held $52 of securities as collateral.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$—	$—	$—
Foreign exchange contracts	11	1	1
Fair value hedges:
Interest rate contracts	—	(2)	(4)
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	124	(7)	135
Foreign exchange contracts	(38)	91	57
Equity contracts	(1,376)	(1,145)	(277)
Credit contracts	—	(14)	1
Embedded derivatives:
Within fixed maturity investments(2)	(5)	(6)	(5)
Within products(2)	203	324	95
Within reinsurance agreements(3)	(218)	(125)	176
Total	$(1,299)	$(883)	$179
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Statements of Operations. For the years ended December 31, 2017, 2016 and 2015, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Statements of Operations.
(3) Changes in value are included in Interest credited and other benefits to contract owners/policyholders in the Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company's portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of December 31, 2017, the fair values of credit default swaps of $1 and $7 were included in Derivatives assets and Derivatives liabilities, respectively, on the Balance Sheets. As of December 31, 2016, the fair value of credit default swaps of $3 was included in Derivatives assets on the Balance Sheets. As of December 31, 2017, the maximum potential future exposure to the Company was $127 in credit default swap protection sold. As of December 31, 2016, the maximum potential future exposure to the Company was $194 in credit default swap protection sold. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$857	$9	$—	$866
U.S. Government agencies and authorities	—	35	—	35
State, municipalities and political subdivisions	—	587	—	587
U.S. corporate public securities	—	9,892	22	9,914
U.S. corporate private securities	—	2,591	513	3,104
Foreign corporate public securities and foreign governments(1)	—	2,751	—	2,751
Foreign corporate private securities(1)	—	2,599	84	2,683
Residential mortgage-backed securities	—	1,679	32	1,711
Commercial mortgage-backed securities	—	980	10	990
Other asset-backed securities	—	468	47	515
Total fixed maturities, including securities pledged	857	21,591	708	23,156
Equity securities, available-for-sale	12	—	13	25
Derivatives:
Interest rate contracts	—	470	—	470
Foreign exchange contracts	—	—	—	—
Equity contracts	19	918	106	1,043
Credit contracts	—	1	—	1
Embedded derivative on reinsurance	—	12	—	12
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,054	207	—	1,261
Assets held in separate accounts	28,894	—	—	28,894
Total assets	$30,836	$23,199	$827	$54,862
Percentage of Level to total	56%	42%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$2,242	$2,242
GMWBL / GMWB / GMAB(2)	—	—	1,158	1,158
Other derivatives:
Interest rate contracts	—	89	—	89
Foreign exchange contracts	—	23	—	23
Equity contracts	2	651	11	664
Credit contracts	—	7	—	7
Embedded derivative on reinsurance	—	381	—	381
Total liabilities	$2	$1,151	$3,411	$4,564
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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$974	$9	$—	$983
U.S. Government agencies and authorities	—	33	—	33
State, municipalities and political subdivisions	—	497	—	497
U.S. corporate public securities	—	10,435	10	10,445
U.S. corporate private securities	—	2,364	414	2,778
Foreign corporate public securities and foreign governments(1)	—	2,688	—	2,688
Foreign corporate private securities(1)	—	2,672	144	2,816
Residential mortgage-backed securities	—	1,728	22	1,750
Commercial mortgage-backed securities	—	949	8	957
Other asset-backed securities	—	292	31	323
Total fixed maturities, including securities pledged	974	21,667	629	23,270
Equity securities, available-for-sale	12	—	7	19
Derivatives:
Interest rate contracts	—	531	—	531
Foreign exchange contracts	—	46	—	46
Equity contracts	22	343	34	399
Credit contracts	—	3	—	3
Embedded derivative on reinsurance	—	(6)	—	(6)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,311	65	5	1,381
Assets held in separate accounts	30,934	—	—	30,934
Total assets	$33,253	$22,649	$675	$56,577
Percentage of Level to total	59%	40%	1%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$1,987	$1,987
GMWBL / GMWB / GMAB	—	—	1,512	1,512
Other derivatives:
Interest rate contracts	1	112	—	113
Foreign exchange contracts	—	17	—	17
Equity contracts	1	49	—	50
Credit contracts	—	—	—	—
Embedded derivative on reinsurance	—	145	—	145
Total liabilities	$2	$323	$3,499	$3,824
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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Broker quotes and prices obtained from pricing services are reviewed and validated through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.  As of December 31, 2017, $0.5 billion and $17.2 billion of a total fair value of $23.2 billion in fixed maturities, including securities pledged, were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing. As of December 31, 2016, $0.5 billion and $17.6 billion of a total fair value of $23.3 billion in fixed maturities, including securities pledged, were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing.

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

Guaranteed benefit derivatives: The Company records reserves for annuity contracts containing GMWBL, GMWB and GMAB riders. The guarantee is an embedded derivative and is required to be accounted for separately from the host variable annuity

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

contract. The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other market implied assumptions. These derivatives are classified as Level 3 liabilities in the fair value hierarchy.

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

The discount rate used to determine the fair value of the Company's GMWBL, GMWB, GMAB and FIA embedded derivative liabilities includes an adjustment to reflect nonperformance risk. The nonperformance risk adjustment incorporates a blend of observable, similarly rated peer holding company credit default swap spreads, adjusted to reflect the credit quality of the Company, the issuer of the guarantee, as well as an adjustment to reflect the priority of policyholder claims.

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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the years ended December 31, 2017 and 2016.  The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2017
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change in Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$10	$—	$1	$15	$—	$(10)	$—	$6	$—	$22	$—
U.S. corporate private securities	414	—	9	71	—	(1)	(17)	48	(11)	513	—
Foreign corporate public securities and foreign governments(1)	—	—	—	—	—	—	—	—	—	—	—
Foreign corporate private securities(1)	144	(10)	(21)	13	—	(1)	(20)	—	(21)	84	(10)
Residential mortgage-backed securities	22	(3)	—	14	—	—	(1)	—	—	32	(3)
Commercial mortgage-backed securities	8	—	—	10	—	—	—	—	(8)	10	—
Other asset-backed securities	31	—	—	38	—	—	(2)	1	(21)	47	—
Total fixed maturities, including securities pledged	629	(13)	(11)	161	—	(12)	(40)	55	(61)	708	(13)
Equity securities, available-for-sale	7	—	1	5	—	—	—	—	—	13	—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,987)	(297)	—	—	(153)	—	195	—	—	(2,242)	—
GMWBL/GMWB/GMAB(2)	(1,512)	500	—	—	(146)	—	—	—	—	(1,158)	—
Other derivatives, net	34	133	—	41	—	—	(117)	4	—	95	57
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	5	—	—	—	—	(5)	—	—	—	—	—
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
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2016
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change in Unrealized Gains (Losses) Included in Earnings (4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$1	$—	$—	$—	$—	$(1)	$—	$10	$—	$10	$—
U.S. corporate private securities	327	—	4	131	—	(14)	(46)	19	(7)	414	—
Foreign corporate public securities and foreign governments(1)	1	(1)	—	—	—	—	—	—	—	—	(1)
Foreign corporate private securities(1)	145	(1)	8	—	—	—	(26)	21	(3)	144	(1)
Residential mortgage-backed securities	29	(3)	—	—	—	(3)	(1)	—	—	22	(3)
Commercial mortgage-backed securities	12	—	—	—	—	—	(4)	—	—	8	—
Other asset-backed securities	11	—	—	14	—	—	(3)	9	—	31	—
Total fixed maturities, including securities pledged	526	(5)	12	145	—	(18)	(80)	59	(10)	629	(5)
Equity securities, available-for-sale	7	—	—	—	—	—	—	—	—	7	—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,779)	(160)	—	—	(237)	—	189	—	—	(1,987)	—
GMWBL/GMWB/GMAB(2)	(1,849)	484	—	—	(148)	—	1	—	—	(1,512)	—
Other derivatives, net	6	4	—	27	—	—	(3)	—	—	34	29
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	—	5	—	—	—	—	—	5	—
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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the years ended December 31, 2017 and 2016, the transfers in and out of Level 3 for fixed maturities and other derivatives were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2017:

	Range(1)
Unobservable Input	GMWBL/GMWB/GMAB		FIA
Long-term equity implied volatility	15% to 25%		—
Interest rate implied volatility	0.1% to 16%		—
Correlations between:
Equity Funds	-13% to 99%		—
Equity and Fixed Income Funds	-38% to 62%		—
Interest Rates and Equity Funds	-32% to 26%		—
Nonperformance risk	0.02% to 1.1%		0.02% to 1.1%
Actuarial Assumptions:
Benefit Utilization	70% to 100%	(2)	—
Partial Withdrawals	0% to 3.4%	(2)	0% to 10%
Lapses	0.1% to 15.3%	(3)(4)	0% to 60%	(3)
Mortality	—	(5)	—	(5)

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those GMWBL policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of policies, approximately 45% are taking systematic withdrawals. The Company assumes that at least 70% of all policies will begin systematic withdrawals either immediately or after a delay period, with 100% utilizing by age 95. The utilization function varies by policyholder age, policy duration and tax status. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWBL and GMWB tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWBL and GMWB benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWBL or GMWB benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money". The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of December 31, 2017. Due to the benefit utilization assumption for GMWBL/GMWB, the partial withdrawal assumption only applies to GMAB.

	Account Values ($ in billions)
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)**
< 60	$1.5	$0.2	$1.7	9.0
60-69	4.9	0.6	5.5	3.7
70+	5.8	0.6	6.4	2.4
	$12.2	$1.4	$13.6	4.4
** For population expected to withdraw in future. Excludes policies taking systematic withdraws and policies the Company assumes will never withdraw until age 95.

(3)
Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period.

(4) The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period or at the shock lapse period and to whether they are "in the money" or "out of the money" as of December 31, 2017. Lapse ranges are based on weighted average ranges of underlying account value exposure.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

		GMWBL/GMWB/GMAB
	Moneyness	Account Value ($ in billions)	Lapse Range
During Surrender Charge Period
	In the Money**	$0.2	0.1% to 4.8%
	Out of the Money	0.1	0.6% to 5.2%
Shock Lapse Period
	In the Money**	$1.5	1.7% to 13.9%
	Out of the Money	0.2	13.9% to 15.3%
After Surrender Charge Period
	In the Money**	$10.5	0.9% to 6.4%
	Out of the Money	1.6	6.4% to 7.1%
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
(2) Those GMWBL policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of policies, approximately 40% are taking systematic withdrawals. The Company assumes that at least 85% of all policies will begin systematic withdrawals either immediately or after a delay period, with 100% utilizing by age 100. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWBL and GMWB tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWBL and GMWB benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWBL or GMWB benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money". The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of December 31, 2016. Due to the benefit utilization assumption for GMWBL/GMWB, the partial withdrawal assumption only applies to GMAB.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Account Values ($ in billions)
Attained Age Group	In the Money	Out of the Money		Total	Average Expected Delay (Years)*
< 60	$1.8	$—	*	$1.8	9.9
60-69	5.6	0.1		5.7	4.9
70+	5.7	0.1		5.8	3.0
	$13.1	$0.2		$13.3	5.5
*Less than $0.1
** For population expected to withdraw in future. Excludes policies taking systematic withdrawals and policies the Company assumes will never withdraw until age 100.
(3) Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period.
(4) The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period or at the shock lapse period and to whether they are "in the money" or "out of the money" as of December 31, 2016. Lapse ranges are based on weighted average ranges of underlying account value exposure.

		GMWBL/GMWB/GMAB
	Moneyness	Account Value ($ in billions)		Lapse Range
During Surrender Charge Period
	In the Money**	$2.0		0.1% to 4.6%
	Out of the Money	—	*	0.6% to 4.8%
Shock Lapse Period
	In the Money**	$2.7		2.4% to 11.8%
	Out of the Money	—	*	11.8% to 12.4%
After Surrender Charge Period
	In the Money**	$8.5		1.4% to 6.8%
	Out of the Money	0.6		6.8% to 7.1%
*Less than $0.1
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

•	Generally, an increase (decrease) in benefit utilization will decrease (increase) lapses for GMWBL and GMWB.

Other Financial Instruments

The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$23,156	$23,156	$23,270	$23,270
Equity securities, available-for-sale	25	25	19	19
Mortgage loans on real estate	4,378	4,382	3,882	3,940
Policy loans	68	68	75	75
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,261	1,261	1,381	1,381
Derivatives	1,514	1,514	979	979
Other investments	34	34	19	19
Deposits from affiliates	—	—	158	158
Embedded derivative on reinsurance	12	12	(6)	(6)
Assets held in separate accounts	28,894	28,894	30,934	30,934
Liabilities:
Investment contract liabilities:
Deferred annuities(1)	19,272	18,901	19,443	19,193
Funding agreements with fixed maturities	602	601	358	355
Supplementary contracts, immediate annuities and other	2,811	3,065	2,724	2,956
Derivatives:
Guaranteed benefit derivatives:
FIA	2,242	2,242	1,987	1,987
GMWBL/GMWB/GMAB	1,158	1,158	1,512	1,512
Other derivatives	783	783	180	180
Long-term debt	435	558	435	543
Embedded derivative on reinsurance	381	381	145	145
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

Investment contract liabilities:

Deferred annuities: Fair value is estimated as the present value of expected cash flows associated with the contract liabilities discounted using risk-free rates plus an adjustment for nonperformance risk. The valuation is consistent with current market parameters . Margins for non-financial risks associated with the contract liabilities are also included. These liabilities are classified as Level 3.

Funding agreements with fixed maturities: Fair value is estimated by discounting cash flows at rates that are risk-free rates plus an adjustment for nonperformance risk. These liabilities are classified as Level 2.

Supplementary contracts and immediate annuities: Fair value is estimated as the present value of expected cash flows associated with the contract liabilities discounted using risk-free rates plus an adjustment for nonperformance risk. The valuation is consistent with current market parameters. Margins for non-financial risks associated with the contract liabilities are also included. These liabilities are classified as Level 3.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC	VOBA		Total
Balance at January 1, 2015	$2,213	$39		$2,252
Deferrals of commissions and expenses	115	—		115
Amortization:
Amortization, excluding unlocking	(325)	(7)		(332)
Unlocking (1)	(363)	(11)		(374)
Interest accrued	36	3	(2)	39
Net amortization included in the Statements of Operations	(652)	(15)		(667)
Change in unrealized capital gains/losses on available-for-sale securities	425	20		445
Balance as of December 31, 2015	2,101	44		2,145
Deferrals of commissions and expenses	123	—		123
Amortization:
Amortization, excluding unlocking	(474)	(7)		(481)
Unlocking (1)	27	(2)		25
Interest accrued	31	2	(2)	33
Net amortization included in the Statements of Operations	(416)	(7)		(423)
Change in unrealized capital gains/losses on available-for-sale securities	(122)	(7)		(129)
Balance as of December 31, 2016	1,686	30		1,716
Deferrals of commissions and expenses	93	—		93
Amortization:
Amortization, excluding unlocking	(263)	(9)		(272)
Unlocking (1)	(12)	(2)		(14)
Interest accrued	56	2	(2)	58
Net amortization included in the Statements of Operations	(219)	(9)		(228)
Change in unrealized capital gains/losses on available-for-sale securities	(146)	(9)		(155)
Balance as of December 31, 2017	$1,414	$12		$1,426
(1) There was no loss recognition for DAC and VOBA during 2017. There was loss recognition for DAC and VOBA of $137 and $1, respectively, during 2016, and loss recognition for DAC and VOBA of $276 and $1, respectively, during 2015.
(2) Interest accrued at the following rates for VOBA: 1.9% to 5.8% during 2017, 3.8% to 5.8% during 2016 and 2.2% to 5.8% during 2015.

The estimated amount of VOBA amortization expense, net of interest, for the next five years is presented in the following table. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results and/or changes in best estimates of future results.

Year	Amount
2018	6
2019	6
2020	6
2021	5
2022	4

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

6.    Sales Inducements

During the years ended December 31, 2017, 2016 and 2015, the Company capitalized $24, $29 and $22, respectively, of Sales inducements to contract owners. During the years ended December 31, 2017, 2016 and 2015, the Company amortized $73, $126 and $110, respectively, of Sales inducements to contract owners. There was no loss recognition included for year ended December 31, 2017, and loss recognition of $32 and $65 was included for the years ended December 31, 2016, and 2015 respectively. The unamortized balance of capitalized Sales inducements to contract owners was $241 and $313 as of December 31, 2017 and 2016, respectively.

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

The following assumptions and methodology were used to determine the guaranteed reserves for closed block of variable annuity contracts as of December 31, 2017 and 2016:

Area	Assumptions/Basis for Assumptions
Data used	Based on 1,000 investment performance scenarios.

Mean investment performance
GMDB: The overall blended mean is 7.8% based on a single fund group for 2017 and 2016.
GMIB 2017: The overall blended mean is 8.1% based on a single fund group.
GMIB 2016: The overall blended mean is 7.8% based on a single fund group.

GMWBL/ GMWB / GMAB: Zero rate curve.

Volatility	GMDB: 13.0% for 2017 and 14.2% for 2016.

GMIB: 14.3% for 2017 and 14.2% for 2016.

GMWBL / GMWB / GMAB: Implied volatilities through the first 5 years and then a blend of implied and historical thereafter.

Mortality	Depending on the type of benefit and gender, the Company uses the 2012 Individual Annuity Mortality Basic table with mortality improvement, further adjusted for company experience.

Lapse rates	Vary by benefit type, share class, time remaining in the surrender charge period and in-the-moneyness.

Discount rates	GMDB / GMIB: 5.5% for 2017 and 2016.

GMWBL / GMWB / GMAB: Zero rate curve plus adjustment for nonperformance risk.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The liabilities for variable annuity contracts containing guaranteed minimum death and living benefits are recorded in separate account liabilities as follows as of December 31, 2017 and 2016. The separate account liabilities may include more than one type of guarantee. These liabilities are subject to the requirements for additional reserve liabilities under ASC Topic 944, which are recorded on the Balance Sheets in Future policy benefits and contract owner account balances. The paid and incurred amounts were as follows for the years ended December 31, 2017, 2016 and 2015:

	GMDB(1)	GMWBL(3) /GMWB/GMAB	GMIB(2)
Separate account liability at December 31, 2017	$28,701	$14,112	$7,247

Separate account liability at December 31, 2016	$30,839	$13,845	$9,807

Additional liability balance:
Balance at January 1, 2015	$374	$1,078	$—
Incurred guaranteed benefits	231	198	—
Paid guaranteed benefits	(88)	(1)	—
Balance at December 31, 2015	517	1,275	—
Incurred guaranteed benefits	128	(360)	—
Paid guaranteed benefits	(135)	(1)	—
Balance at December 31, 2016	510	915	—
Incurred guaranteed benefits	(15)	(188)	—
Paid guaranteed benefits	(107)	—	—
Balance at December 31, 2017	$388	$727	$—
(1)The additional liability balances as of December 31, 2017, 2016, 2015 and as of January 1, 2015 are presented net of reinsurance of $22, $29, $33 and $31, respectively.
(2)The additional liability balances as of December 31, 2017, 2016, 2015 and as of January 1, 2015 are presented net of reinsurance of $632 million, $1.3 billion, $1.4 billion and $1.1 billion, respectively.
(3)The additional liability balances as of December 31, 2017, 2016, 2015 and as of January 1, 2015 are presented net of reinsurance of $432, $598, $574 and $486, respectively.

The Company also calculates additional liabilities for FIA contracts with guaranteed withdrawal benefits. The additional liability represents the expected value of these benefits in excess of the projected account balance, and is accreted based on assessments over the accumulation period of the contract. The additional liability for FIA guaranteed withdrawal benefits was $157 and $147, as of December 31, 2017 and 2016, respectively. The additional liability is recorded in Future policy benefits and contract owner account balances on the Balance Sheets.

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

	In the Event of Death	At Annuitization, Maturity, or Withdrawal
	GMDB	GMAB/GMWB	GMIB	GMWBL
December 31, 2017
Separate account value	$28,701	$525	$7,247	$13,587
Net amount at risk, net of reinsurance	$3,929	$11	$—	$—
Weighted average attained age	71	74	0	0

December 31, 2016
Separate account value	$30,839	$534	$9,807	$13,311
Net amount at risk, net of reinsurance	$5,504	$14	$—	$—
Weighted average attained age	71	73	0	0

The aggregate fair value of equity securities, including mutual funds, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2017 and 2016 was $28.7 billion and $30.8 billion, respectively.

8.    Reinsurance

The Company has reinsurance treaties with 14 unaffiliated reinsurers covering a portion of the mortality risks and guaranteed death and living benefits under its life and annuity contracts. The Company, as cedant, also has reinsurance treaties with three affiliates, SLD, SLDI and RRII, related to funding agreements, fixed annuities, variable annuities and universal life insurance policies. In addition, the Company assumed reinsurance risk under reinsurance treaties with its affiliate, ReliaStar Life Insurance Company ("RLI") related to certain life insurance policies and employee benefit group annual term policies. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements. Furthermore, the Company has an agreement with SLD which is accounted for using the deposit method. For additional information regarding these transactions with affiliates, see the Related Party Transactions Note for further detail. In connection with the Transaction, the Company will recapture the variable annuity business from RRII. See the Business, Basis of Presentation and Significant Accounting Policies Note for additional information regarding the Transaction.

Deposits, premiums receivable and reinsurance recoverable was comprised of the following as of the dates indicated:

	December 31,
	2017	2016
Reserves ceded and claims recoverable (1)	$6,098	$6,805
Deposits (1)	—	158
Funds withheld by ceding companies (1)	443	431
Premiums receivable, net	20	23
Total	$6,561	$7,417
(1) Includes amounts with affiliates - refer to the Related Party Transactions Note for further detail.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the effect of reinsurance on Premiums for the periods indicated:

	December 31,
	2017	2016	2015
Premiums:
Direct premiums	$202	$732	$483
Reinsurance assumed (1)	422	436	428
Reinsurance ceded (1)	(148)	(672)	(405)
Net premiums	$476	$496	$506
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

Under Iowa law, an extraordinary dividend or distribution is defined as a dividend or distribution that, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (1) ten percent (10%) of the Company's earned statutory surplus at the prior year end or (2) the Company's prior year statutory net gain from operations. Iowa law also prohibits an Iowa insurer from declaring or paying a dividend except out of its earned surplus unless prior insurance regulatory approval is obtained.

During the year ended December 31, 2017, the Company declared an ordinary dividend to its Parent in the amount of $278, which was paid on June 28, 2017. On June 27, 2016, the Company paid an ordinary dividend in the amount of $373 to its Parent.

In May 2017, the Company declared an extraordinary distribution of $250 to its Parent, subject to receipt of Iowa Division approval, and the condition to such regulatory approval was satisfied in July 2017. On July 5, 2017, the Company reduced its cash flow testing reserves supporting CBVA by $250 and on July 5, 2017, paid the $250 extraordinary distribution to its Parent out of the surplus generated by the cash flow testing reserve release. The proceeds of the extraordinary dividend were transferred as a capital contributions to RRII and RRII deposited the proceeds into the Company's funds withheld trust to support living benefit reserves and the Company established a corresponding funds withheld liability.

During the year ended December 31, 2016, the Company did not pay an extraordinary distribution to its Parent.

During the years ended December 31, 2017 and 2016, the Company did not receive any capital contributions from its Parent.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Statutory net income (loss) was $514, $232 and $553, for the years ended December 31, 2017, 2016 and 2015, respectively. Statutory capital and surplus was $1.8 billion and $1.9 billion as of December 31, 2017 and 2016, respectively.

10.     Accumulated Other Comprehensive Income (Loss)

Shareholder's equity included the following components of AOCI as of the dates indicated:

	December 31,
	2017	2016	2015
Fixed maturities, net of OTTI	$1,246	$761	$407
Equity securities, available-for-sale	5	4	4
Derivatives	(21)	10	12
DAC/VOBA, Sales inducements and other intangibles adjustments on available-for-sale securities	(562)	(372)	(182)
Premium Deficiency Reserve adjustment	(2)	—	—
Other	(31)	(36)	(36)
Unrealized capital gains (losses), before tax	635	367	205
Deferred income tax asset (liability)	(24)	57	113
Unrealized capital gains (losses), after tax	611	424	318
Pension and other postretirement benefits liability, net of tax	1	1	1
AOCI	$612	$425	$319

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Statements of Operations, were as follows for the periods indicated:

	Year Ended December 31, 2017
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$499		$(165)	$334
Equity securities	1		—	1
Other	5		(2)	3
OTTI	(1)		—	(1)
Adjustments for amounts recognized in Net realized capital gains (losses) in the Statements of Operations	(12)		4	(8)
DAC/VOBA, Sales inducements and other intangibles	(191)	(1)	70	(121)
Premium Deficiency Reserve adjustment	(2)		1	(1)
Change in unrealized gains/losses on available-for-sale securities	299		(92)	207

Derivatives:
Derivatives	(31)	(2)	11	(20)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Statements of Operations	—		—	—
Change in unrealized gains/losses on derivatives	(31)		11	(20)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Statements of Operations	—	(3)	—	—
Change in pension and other postretirement benefits liability	—		—	—
Change in Other comprehensive income (loss)	$268		$(81)	$187
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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2016
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$355		$(124)	$231
Equity securities	—		—	—
Other	—		—	—
OTTI	9		(3)	6
Adjustments for amounts recognized in Net realized capital gains (losses) in the Statements of Operations	(10)		4	(6)
DAC/VOBA, Sales inducements and other intangibles	(190)	(1)	66	(124)
Premium Deficiency Reserve adjustment	—		—	—
Change in unrealized gains/losses on available-for-sale securities	164		(57)	107

Derivatives:
Derivatives	(2)	(2)	1	(1)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Statements of Operations	—		—	—
Change in unrealized gains/losses on derivatives	(2)		1	(1)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Statements of Operations	—	(3)	—	—
Change in pension and other postretirement benefits liability	—		—	—
Change in Other comprehensive income (loss)	$162		$(56)	$106
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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2015
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,026)		$359	$(667)
Equity securities	—		—	—
Other	—		—	—
OTTI	7		(2)	5
Adjustments for amounts recognized in Net realized capital gains (losses) in the Statements of Operations	37		(13)	24
DAC/VOBA, Sales inducements and other intangibles	533	(1)	(186)	347
Premium Deficiency Reserve adjustment	—		—	—
Change in unrealized gains/losses on available-for-sale securities	(449)		158	(291)

Derivatives:
Derivatives	4	(2)	(2)	2
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Statements of Operations	—		—	—
Change in unrealized gains/losses on derivatives	4		(2)	2

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Statements of Operations	—	(3)	—	—
Change in pension and other postretirement benefits liability	—		—	—
Change in Other comprehensive income (loss)	$(445)		$156	$(289)
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Financial Statements for additional information.
(3) See the Benefit Plans Note to these Financial Statements for amounts reported in Net Periodic (Benefit) Costs.

11.    Income Taxes

Income tax expense (benefit) consisted of the following for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Current tax expense (benefit):
Federal	$344	$67	$(69)
Total current tax expense (benefit)	344	67	(69)
Deferred tax expense (benefit):
Federal	(12)	49	15
Total deferred tax expense (benefit)	(12)	49	15
Total income tax expense (benefit)	$332	$116	$(54)

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Income taxes were different from the amount computed by applying the federal income tax rate to Income (loss) before income taxes for the following reasons for the periods indicated:

	Year Ended December 31,
	2017		2016	2015
Income (loss) before income taxes	$432		$135	$(79)
Tax rate	35.0%		35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	151		47	(28)
Tax effect of:
Dividends received deduction	(50)		(68)	(76)
Valuation allowance	268		136	48
Audit settlements	—		(2)	—
Tax credits	5		2	2
Non-deductible expense (benefit)	1		1	—
Effect of Tax Reform	(43)	*	—	—
Income tax expense (benefit)	$332		$116	$(54)
Effective tax rate	76.9%		85.7%	68.2%
* Effect of Tax Reform includes a tax benefit of $400 related to change in valuation allowance.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Reform"). Tax Reform makes broad changes to U.S. federal tax law, including, but not limited to (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) changing the computations of the dividends received deduction, tax reserves, and deferred acquisition costs; (3) changing how alternative minimum tax credits can be realized; and (4) eliminating the net operating loss (“NOL”) carryback and limiting the NOL carryforward deduction to 80% of taxable income for losses arising in taxable years beginning after December 31, 2017.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting under ASC Topic 740 for certain income tax effects of Tax Reform for the reporting period of enactment. SAB 118 allows the Company to provide a provisional estimate of the impacts of Tax Reform during a measurement period similar to the measurement period used when accounting for business combinations. Adjustments to provisional estimates and additional impacts from Tax Reform must be recorded as they are identified during the measurement period as provided for in SAB 118.
In reliance on SAB 118, the Company provisionally remeasured its deferred tax assets and liabilities based on the 21% tax rate at which they are expected to reverse in the future. The Company continues to analyze the effects of Tax Reform and will record adjustments and additional impacts from Tax Reform as they are identified during the measurement period as provided for in SAB 118.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Temporary Differences

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of the dates indicated, are presented below.

	Year Ended December 31,
	2017	2016
Deferred tax assets
Insurance reserves	$466	$768
Investments	596	818
Compensation and benefits	13	23
Other assets	11	22
Total gross assets before valuation allowance	1,086	1,631
Less: Valuation allowance	601	734
Assets, net of valuation allowance	485	897

Deferred tax liabilities
Deferred policy acquisition costs	(324)	(663)
Net unrealized investment (gains) losses	(240)	(245)
Total gross liabilities	(564)	(908)
Net deferred income tax asset (liability)	$(79)	$(11)

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2017 and 2016, the Company had total valuation allowances of $601 and $734, respectively. As of December 31, 2017 and 2016, $787 and $920, respectively, of these valuation allowances were allocated to continuing operations, and $(186) as of the end of each period was allocated to Other comprehensive income (loss) related to realized and unrealized capital losses.

For the years ended December 31, 2017, 2016 and 2015, the changes in the valuation allowance were $(133), $136 and $48, respectively, all of which were allocated to continuing operations.

Tax Sharing Agreement

The Company had a payable from Voya Financial, Inc. of $145 as of December 31, 2017, and a receivable from Voya Financial Inc. of $4 as of December 31, 2016 for federal income taxes under the intercompany tax sharing agreement.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits for the periods indicated are as follows:

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of period	$2	$5	$5
Additions for tax positions related to prior years	—	—	—
Reductions for tax positions related to prior years	—	(2)	—
Reductions for settlements with taxing authorities	—	(1)	—
Balance at end of period	$2	$2	$5

The Company had $2 of unrecognized tax benefits as of December 31, 2017 and 2016, and $5 of unrecognized tax benefits as of December 31, 2015, which would affect the Company's effective tax rate if recognized.

Interest and Penalties

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in current income taxes and income tax expense on the Balance Sheets and Statement of Operations, respectively. The Company had no accrued interest as of December 31, 2017 and 2016.

Tax Regulatory Matters

Voya Financial, Inc. (including the Company) is currently under audit by the IRS, and it is expected that the examination of tax year 2016 will be finalized within the next twelve months. Voya Financial, Inc. (including the Company) and the IRS have agreed to participate in the Compliance Assurance Process for the tax years 2016 through 2018.

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

The costs allocated to the Company for its employees' participation in the Retirement Plan were $2 for each of the years ended December 31, 2017, 2016 and 2015 and are included in Operating expenses in the Statements of Operations.

Defined Contribution Plan

Voya Services Company sponsors the Voya Savings Plan (the "Savings Plan"). Substantially all employees of Voya Services Company and its affiliates (excluding certain employees) are eligible to participate, including the Company's employees other than Company agents. The Savings Plan is a tax qualified defined contribution plan. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pretax basis. Voya Services Company matches such pre-tax contributions, up to a maximum of 6% of eligible compensation, subject to IRS limits. Matching contributions are subject to a 4-year graded vesting schedule. Contributions made

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

to the Savings Plan are subject to certain limits imposed by applicable law. The costs allocated to the Company for the Savings Plan were $3 for the each of years ended December 31, 2017, 2016 and 2015 and are included in Operating expenses in the Statements of Operations.

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

Obligations and Funded Status

The following table summarizes the benefit obligations for the SERPs as of December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Change in benefit obligation:
Benefit obligation, January 1	$22	$21
Interest cost	1	1
Benefits paid	(1)	(1)
Actuarial (gains) losses on obligation	2	1
Benefit obligation, December 31	$24	$22

Amounts recognized on the Balance Sheets were as follows as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Accrued benefit cost(1)	$(24)	$(22)
(1)Included in Other liabilities on the Balance Sheets.

Assumptions

The discount rate used in the measurement of the December 31, 2017 and 2016, benefit obligation for the SERPs were as follows:

	2017	2016
Discount rate	3.85%	4.55%

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The weighted-average discount rate used in calculating the net pension cost were as follows:

	2017	2016	2015
Discount rate	4.55%	4.81%	4.36%

Since the benefit plans of the Company are unfunded, an assumption for return on plan assets is not required.

Net Periodic Benefit Costs

Net periodic benefit costs for the SERPs were as follows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Interest cost	$1	$1	$1
Net (gain) loss recognition	2	1	(1)
Net periodic (benefit) cost	$3	$2	$—

Cash Flows

The following table summarizes the expected benefit payments related to the SERPs for the years indicated:

2018	$1
2019	1
2020	1
2021	1
2022	1
2023-2027	7

In 2018, the Company is expected to contribute $1 to the SERPs.

Share Based Compensation Plans

Certain employees of the Company participate in the 2013 and 2014 Omnibus Employee Incentive Plans ("the Omnibus Plans") sponsored by Voya Financial, Inc., with respect to awards granted in 2013 through 2017. The Omnibus Plans each permit the granting of a wide range of equity-based awards, including restricted stock units ("RSUs"), performance share units ("PSUs"), and stock options.

The Company was allocated compensation expense from Voya Financial, Inc. of $14, $12 and $12 for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company recognized tax benefits of $5, $5 and $6 for the years ended December 31, 2017, 2016 and 2015, respectively. Prior to January 1, 2017, excess tax benefits were recognized in Additional paid-in capital and accounted for in a single pool available to all share-based compensation awards. Excess tax benefits in Additional paid-in capital were not recognized until the benefits resulted in a reduction in taxes payable. The Company uses tax law ordering when determining when excess tax benefits have been realized.

On a prospective basis from January 1, 2017, all excess tax benefits and tax deficiencies related to share-based compensation are reported in Net income (loss), rather than Additional paid-in capital.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Other Benefit Plans

In addition, the Company, in conjunction with Voya Services Company, sponsors the following benefit plans:

•
A postretirement plan that provides certain health care and life insurance benefits for retired employees and their eligible dependents. The postretirement health care plan is contributory, with retiree contribution levels adjusted annually and the Company subsidizes a portion of the monthly per-participant premium. Prior to April 1, 2017, coverage for Medicare eligible retirees was provided through a fully insured Medicare Advantage plan. Effective April 1, 2017, the fully insured Medicare Advantage Plan was replaced with access to individual coverage through a private exchange. The Company's premium subsidy ended and was replaced with a monthly HRA contribution. The Company continues to offer access to medical coverage until retirees become eligible for Medicare. The life insurance plan provides a flat amount of noncontributory coverage and optional contributory coverage.

•	The Voya Financial, Inc. Deferred Compensation Savings Plan, which is a non-qualified deferred compensation plan that includes a 401(k) excess component.

The benefits charges incurred by the Company related to these plans for the years ended December 31, 2017, 2016 and 2015, were immaterial.

13.    Commitments and Contingencies

Leases

The Company leases its office space and certain equipment under operating leases, the longest term of which expired in 2017.

For the years ended December 31, 2017, 2016 and 2015, rent expense for leases was $5, $6 and $5, respectively. All of the Company's expenses for leased and subleased office properties are paid for by an affiliate and allocated back to the Company, as all remaining operating leases were executed by Voya Service Company as of December 31,2017, which resulted in the company no longer being party to any operating leases.

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of December 31, 2017 the Company had off-balance sheet commitments to acquire mortgage loans of $202 and purchase limited partnerships and private placement investments of $400.

Federal Home Loan Bank Funding

The Company is a member of the FHLB of Des Moines and is required to pledge collateral to back funding agreements issued to the FHLB. As of December 31, 2017 and 2016, the Company had $602 and $200, respectively, in non-putable funding agreements, including accrued interest, issued to the FHLB. These non-putable funding agreements are included in Future policy benefits and contract owner account balances on the Balance Sheets. As of December 31, 2017 and 2016, assets with a market value of $692 and $236, respectively, collateralized the funding agreements to the FHLB. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Balance Sheets. The Company is in the process of unwinding the non-putable funding agreements in anticipation of the closing of the Transaction.

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

	December 31,
	2017	2016
Fixed maturity collateral pledged to FHLB(1)	$692	$236
FHLB restricted stock(2)	34	18
Other fixed maturities-state deposits	11	11
Securities pledged(3)	861	748
Total restricted assets	$1,598	$1,013
(1) Included in Fixed maturities, available-for-sale, at fair value on the Balance Sheets.
(2) Included in Other investments on the Balance Sheets.
(3) Includes the fair value of loaned securities of $384 and $271 as of December 31, 2017 and 2016, respectively. In addition, as of December 31, 2017 and 2016, the Company delivered securities as collateral of $477 and $477, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Balance Sheets.

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
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2017, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, is not material to the Company.

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
(Dollar amounts in millions, unless otherwise stated)

14.     Related Party Transactions

Operating Agreements

The Company has certain agreements whereby it generates revenues and incurs expenses with affiliated entities. The agreements are as follows:

•
Underwriting and distribution agreement with DSL (successor by merger to Directed Services, Inc.), an indirect broker-dealer affiliate, whereby DSL serves as the principal underwriter for variable insurance products issued by the Company. DSL is authorized to enter into agreements with broker-dealers to distribute the Company's variable products and appoint representatives of the broker-dealers as agents. For the years ended December 31, 2017, 2016 and 2015, commissions were incurred in the amounts of $168, $173 and $198, respectively.

•
Asset management agreement with Voya Investment Management LLC ("VIM"), an affiliate, in which VIM provides asset management, administration and accounting services for the Company's general account. The Company records a fee, which is paid quarterly, based on the value of the assets under management. For the years ended December 31, 2017, 2016 and 2015, expenses were incurred in the amounts of $57, $57 and $53, respectively. In connection with the closing of the Transaction, VIM or its affiliated advisors will enter into one or more agreements to continue to perform asset management services for the Company.

•
Intercompany agreement with DSL pursuant to which DSL agreed, effective January 1, 2010, to pay the Company, on a monthly basis, a portion of the revenues DSL earns as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company's variable insurance products. Effective April 30, 2017, the Company and DSL terminated a revenue sharing intercompany agreement dated December 22, 2010 with an effective date of January 1, 2010, pursuant to which, DSL paid the Company a portion of the revenues DSL earned as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company's variable insurance products. As a result of the termination, DSL no longer pays the Company a portion of the revenue DSL earned as investment adviser, however, DSL continues to pay the Company the revenue DSL earns for other related services. For the years ended December 31, 2017, 2016 and 2015, revenue under the DSL intercompany agreement was $80, $117 and $116, respectively.

•
Intercompany agreement with VIM pursuant to which VIM agreed, effective January 1, 2010, to pay the Company, on a monthly basis, a portion of the revenues VIM earns as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company's variable insurance products. In connection with the termination of the DSL agreement, as described above, the intercompany agreement with VIM was amended, effective May 1, 2017.

For the years ended December 31, 2017, 2016 and 2015, revenue under the VIM intercompany agreement was $71, $42 and $44, respectively.

•
Services agreements with Voya Services Company dated September 1, 2000 and January 1, 2001, respectively, for administrative, management, financial, information technology and finance and treasury services. For the years ended December 31, 2017, 2016 and 2015, expenses were incurred in the amounts of $131, $133 and $135, respectively. Effective October 1, 2010, the services agreement with Voya Services Company dated January 1, 2001, was amended in order for the Company to provide Voya Services Company with use of the corporate office facility at 5780 Powers Ferry Road, N.W., Atlanta, GA (the "Atlanta Office") in exchange for Voya Services Company's payment of the Company's direct and indirect costs for the Atlanta Office. In connection with the Transaction, the Atlanta Office will be sold to a subsidiary of Voya Financial.

•
Amended and Restated Services agreement between the Company and its U.S. insurance company affiliates and other affiliates dated as of April 1, 2015, for administrative, management, professional, advisory, consulting and other services. For the years ended December 31, 2017, 2016 and 2015, expenses related to the agreements were incurred in the amounts of $20, $19 and $15, respectively.

•
Administrative Services Agreement between the Company, ReliaStar Life Insurance Company of New York ("RLNY"), an affiliate and other U.S. insurance company affiliates dated March 1, 2003, amended effective August 1, 2004, in which

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

the Company and affiliates provide services to RLNY. For the years ended December 31, 2017, 2016 and 2015, revenue related to the agreement was $3, $3 and $2, respectively.

•
Variable annuity and fixed insurance products issued by the Company are sold by Voya Financial Advisors, Inc. ("VFA"), an affiliate of the Company. For the years ended December 31, 2017, 2016 and 2015 commission expenses incurred by the Company were $9, $10 and $11, respectively.

Management and service contracts and all cost sharing arrangements with other affiliated companies are allocated in accordance with the Company's expense and cost allocation methods. Revenues and expenses recorded as a result of transactions and agreements with affiliates may not be the same as those incurred if the Company was not a wholly owned subsidiary of its Parent.

Certain other operating agreements with affiliates of Voya Financial, are subject to termination or change in connection with the Transaction.

Reinsurance Agreements

Reinsurance Ceded

As of December 31, 2017 and 2016, total reserves ceded to affiliates were $6.0 billion and $6.8 billion, respectively. For the years ended December 31, 2017, 2016 and 2015, premiums ceded to affiliates were $147, $670 and $405, respectively.

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

As of December 31, 2017 and 2016, the value of the funds withheld liability under this agreement was $153 and $155, respectively, which is included in Funds held under reinsurance treaties with affiliates on the Balance Sheets. In addition, as of December 31, 2017 and 2016, the Company had an embedded derivative under this agreement with a value of $4 and $(2), respectively, which is recorded in Funds held under reinsurance treaties with affiliates on the Balance Sheets. As of December 31, 2017 and 2016, reserves ceded by the Company under this agreement were $180 and $184, respectively.

In connection with the Transaction, the Company will reinsure its remaining life insurance business to other insurance subsidiaries of Voya Financial. In addition, reinsurance assumed from other related parties will be terminated including any retrocessions of this business. See the Business, Basis of Presentation and Significant Accounting Policies Note for additional information regarding the Transaction.

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

Effective July 1, 2016, SLDI acquired RRII, a Missouri life reinsurance captive, from its affiliate, RLI and RRII redomesticated from the State of Missouri to the State of Arizona. Also effective July 1, 2016, the Company, SLDI and RRII entered into release, consent and novation agreements pursuant to which RRII assumed the variable annuity guaranteed living benefits previously reinsured to SLDI under the automatic reinsurance agreement; the services agreement from SLDI under which the Company

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

provides certain actuarial risk modeling consulting services to SLDI with respect to hedge positions undertaken by SLDI in connection with the automatic reinsurance agreement; and SLDI's obligation to serve as asset manager for the funds withheld account under the asset management services agreement.

In connection with the Transaction, the Company will recapture the ceded variable annuity business from RRII. This recapture will occur on terms to be approved by the Company's insurance regulator, the Division of Insurance for the State of Iowa. The terms of the Transaction contemplate that, following the closing of the Transaction, VA Capital will cause substantially all of the non-payout variable annuity business to be reinsured to a newly formed Arizona captive. See "Organization of Business" above for additional discussion about the Transaction.

For the years ended December 31, 2017, 2016 and 2015, revenue related to the aforementioned services agreement was $9, $10, and $11, respectively.

The impacts of these agreements on the Balance Sheets as of the dates indicated are as follows:

	December 31,
($ in millions)	2017	2016
Assets on deposit in trust	$5,777	$6,505
Funds withheld liability(1)	5,400	6,357
Embedded derivative(1)	377	148
Reserves ceded(2)	5,840	6,546
Deferred loss(3)	244	269
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

Under the terms of the agreement, the Company ceded $2.5 billion in account balances and transferred a ceding commission and $2.7 billion in assets to SLD, resulting in a realized capital gain of $48 to the Company, which reduced the ceding commission.

The coinsurance agreement was accounted for using the deposit method. As such, $2.7 billion of Deposit receivable from affiliate was established on the Balance Sheets. On September 25, 2015, the Company recaptured, via a commutation agreement, the multi-year guaranteed fixed annuity contracts ceded under the coinsurance agreement. Under the terms of the agreement, which was effective July 1, 2015, the Company received net assets in the amount of $619 in satisfaction of the deposit receivable balance and recognized a pre-tax loss of $4 in 2015. The Company incurred amortization expense of the negative ceding commission of $3 for the year ended December 31, 2015, which is recorded in Other expense in the Statement of Operations.

Universal Life - Coinsurance

Effective January 1, 2000, the Company entered into a 100% coinsurance agreement with its affiliate, SLD, covering certain universal life policies which had been issued and in force as of, as well as any such policies issued after, the effective date of the agreement. As of December 31, 2017 and 2016, reserves ceded by the Company under this agreement were $22 and $21, respectively.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Guaranteed Investment Contract - Coinsurance

Effective August 20, 1999, the Company entered into a Facultative Coinsurance Agreement with its affiliate, SLD. Under the terms of the agreement, the Company facultatively ceded, from time to time, certain guaranteed investment contracts and funding agreements to SLD on a 100% coinsurance basis. The Company utilized this reinsurance facility primarily for diversification and asset-liability management purposes in connection with this business. The coinsurance agreement was accounted for using the deposit method.

The last contract underlying this agreement matured in 2017 and the agreement will be terminated. As of December 31, 2017, there was no outstanding deposit balance. As of December 31, 2016, the deposit receivable was $158.

Reinsurance Assumed

As of December 31, 2017 and 2016, total reserves assumed from affiliates were $404 and $419, respectively. For the years ended December 31, 2017, 2016 and 2015, premiums assumed from affiliates were $422, $436 and $429, respectively.

Level Premium Term Life Insurance - Stop-loss

Effective January 1, 2012, the Company entered into a stop-loss agreement with RLI, which was amended and restated April 1, 2012, under which the Company agreed to indemnify RLI, and RLI agreed to reinsure with the Company, the aggregate mortality risk under the combined blocks of level premium term life insurance policies issued by RLI between January 1, 2009 and December 31, 2009 and also between January 1, 2012 and December 31, 2012. This coverage included certain level premium term life insurance policies assumed by RLI from RLNY under an Automatic Coinsurance Agreement effective March 1, 2008. Under the terms of the agreement, the Company will make benefit payments to RLI equal to the amount of claims in excess of the attachment point (equal to a percentage of net reinsurance premium) up to the maximum fully covered benefit. The stop-loss agreement is accounted for using the deposit method. An immaterial amount of fee receivable from affiliate as of December 31, 2017 and 2016 is included in Other liabilities on the Balance Sheets. The fee is accrued and subsequently settled in cash each quarterly accounting period.

In connection with the Transaction, the Company will reinsure its remaining life insurance business to an insurance company affiliated with Voya Financial. In addition, reinsurance assumed from other related parties will be terminated including any retrocessions of this business. See the Business, Basis of Presentation and Significant Accounting Policies Note for additional information regarding the Transaction.

Group Annual Term - Coinsurance Funds Withheld

Effective December 31, 2008, the Company entered into a coinsurance funds withheld agreement with RLI for an indefinite duration. Under the terms of the agreement, the Company assumed 100% quota share of RLI's net retained liability under certain Employee Benefits Group Annual Term policies, including disability waiver of premium.

The initial premium of $220 was equal to the aggregate reserve assumed by the Company. Thereafter, premiums are equal to the total earned gross premiums collected by RLI from policyholders. RLI will retain all reinsurance premiums payable to the Company as funds withheld, as security for ceded liabilities and against which ceded losses will be offset. Monthly, the Company will receive or pay a net settlement. This agreement was amended and restated October 1, 2010 to better reflect the current investment environment and to modify the treatment of claims under certain policies under which claims are not paid in the form of a single lump sum; the underlying terms described above remained unchanged. Please see also description of "Waiver of Premium - Coinsurance Funds Withheld" agreement between the Company and SLDI under "Reinsurance Ceded" above. As of December 31, 2017 and 2016, reserves assumed by the Company under this agreement were $404 and $419, respectively.

As of December 31, 2017 and 2016, the value of the funds withheld by ceding companies under this agreement was $431 and $437, respectively, which is included in Deposits, premiums receivable and reinsurance recoverable on the Balance Sheets. In addition, as of December 31, 2017 and 2016, the Company had an embedded derivative under this agreement with a value of $12 and $(6), respectively.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Financial Statements
(Dollar amounts in millions, unless otherwise stated)

In connection with the Transaction, the Company will reinsure its remaining life insurance business to other insurance subsidiaries of Voya Financial. In addition, reinsurance assumed from other related parties will be terminated including any retrocessions of this business. See the Business, Basis of Presentation and Significant Accounting Policies Note for additional information regarding the Transaction.

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with Voya Financial, an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in January 2004, and based upon its renewal on January 14, 2014, expires on January 14, 2024, either party can borrow from the other up to 3.0% of the Company's statutory net admitted assets, excluding Separate Accounts, as of the preceding December 31. For the years ended December 31, 2017, 2016 and 2015, interest on any borrowing by either the Company or Voya Financial was charged at a rate based on the prevailing market rate for similar third-party borrowings for securities.

Under this agreement, the Company incurred an immaterial amount of interest expense for the years ended December 31, 2017, 2016 and 2015. The Company earned interest income of $1 for the years ended December 31, 2017, 2016 and 2015. Interest expense and income are included in Interest expense and Net investment income, respectively, in the Statements of Operations. As of December 31, 2017 and 2016, the Company did not have any outstanding receivable/payable with Voya Financial under the reciprocal loan agreement.

Long-Term Debt with Affiliates

The Company issued a 30-year surplus note in the principal amount of $35 on December 8, 1999, to its affiliate, SLD, which matures on December 7, 2029. Interest is charged at an annual rate of 7.98%. Payment of the note and related accrued interest is subordinate to payments due to contract owners and claimant and beneficiary claims, as well as debts owed to all other classes of debtors, other than surplus note holders. Any payment of principal and/or interest made is subject to the prior approval of the Iowa Insurance Commissioner. Interest expense was $3 for the years ended December 31, 2017, 2016 and 2015.

On December 29, 2004, the Company issued surplus notes in the aggregate principal amount of $400 (the "Notes"), scheduled to mature on December 29, 2034, to its affiliates, Voya Retirement Insurance and Annuity Company, RLI and SLDI. The Notes bear interest at a rate of 6.26% per year. Any payment of principal and/or interest is subject to the prior approval of the Iowa Insurance Commissioner. Interest expense was $25 for the years ended December 31, 2017, 2016 and 2015. As part of the restructuring associated with the MTA, effective December 28, 2017 Voya Financial and Voya Holdings entered into an agreement with the Company in order to provide a joint and several guarantee of it’s payment obligations as the issuer of the Notes. Accordingly, on January 9, 2018, Kroll Bond Rating Agency assigned a rating of BBB+, outlook Stable to the Notes.

Following the closing of the Transaction, the Company will continue to have outstanding surplus notes issued to other insurance subsidiaries of Voya Financial in the amount of $350 and $85 to Venerable.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making its assessment, management has used the criteria set forth in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, the Company has maintained effective internal control over financial reporting as of December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 13.    Certain Relationships, Related Transactions and Director Independence

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14.    Principal Accounting Fees and Services
(Dollar amounts in millions, unless otherwise stated)

In 2017 and 2016, Ernst & Young LLP ("Ernst & Young") served as the principal external auditing firm for Voya Financial, Inc., including Voya Insurance and Annuity Company ("VIAC" or the "Company", as appropriate). Voya Financial, Inc. subsidiaries, including VIAC, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary. Ernst & Young fees allocated to the Company along with a description of the services rendered by Ernst & Young to the Company are detailed below for the periods indicated.

	Year Ended December 31,
	2017	2016
Audit fees	$2	$2
Audit-related fees	1	1
	$3	$3

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

Tax Fees

There were minimal tax fees allocated to VIAC in 2017 and 2016.  Tax fees allocated to VIAC were primarily for tax compliance.  These services consisted of tax compliance, including the review of tax disclosures and proper completion of tax forms, assistance with questions regarding tax audits and tax planning and advisory services related to common forms of domestic taxation (i.e., income tax and capital tax).

All Other Fees

There were minimal fees allocated to VIAC in 2017 and 2016 under the category "All other fees."  Other fees allocated to VIAC under this category typically include fees paid for products and services other than the audit fees, audit-related fees and tax fees described above and consist primarily of advisory services.

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

In 2017, 2016 and 2015, 100% of each of the audit, audit-related services, tax services and all other services provided to the Company were pre-approved by the audit committee of Voya Financial, Inc.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

a.	The following documents are filed as part of this report:

1.	Financial statements. See Item 8. on page 91.

2.	Financial statement schedules. See Index to Financial Statement Schedules on page 178.

3.	Exhibits. See Exhibit Index on page 182.

177

Report of Independent Registered Public Accounting Firm

The Board of Directors
Voya Insurance and Annuity Company

We have audited the financial statements of Voya Insurance and Annuity Company (the Company) as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, and have issued our report thereon dated March 16, 2018 included elsewhere in this Annual Report (Form 10-K). Our audits of the financial statements included the financial statement schedules, listed in Item 15.a. of this Annual Report (Form 10-K). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's schedules based on our audits.

In our opinion, the schedules present fairly, in all material respects, the information set forth therein when considered in conjunction with the financial statements.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 16, 2018

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Schedule I

Summary of Investments - Other than Investments in Affiliates
As of December 31, 2017
(In millions)

Type of Investments	Cost	Fair Value	Amount Shown on Balance Sheets
Fixed maturities
U.S. Treasuries	$821	$866	$866
U.S. Government agencies and authorities	29	35	35
State, municipalities and political subdivisions	565	587	587
U.S. corporate public securities	9,190	9,914	9,914
U.S. corporate private securities	3,001	3,104	3,104
Foreign corporate public securities and foreign governments (1)	2,597	2,751	2,751
Foreign corporate private securities (1)	2,594	2,683	2,683
Residential mortgage-backed securities	1,614	1,711	1,711
Commercial mortgage-backed securities	981	990	990
Other asset-backed securities	507	515	515
Total fixed maturities, including securities pledged to creditors	21,899	23,156	23,156
Equity securities, available-for-sale	20	25	25
Mortgage loans on real estate	4,378	4,382	4,378
Policy loans	68	68	68
Other investments	34	34	34
Derivatives	500	1,514	1,514
Limited partnerships/corporations	280	280	280
Short-term investments	348	348	348
Total investments	$27,527	$29,807	$29,803
(1) Primarily U.S. dollar denominated.

Voya Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Schedule IV

Reinsurance
Years Ended December 31, 2017, 2016 and 2015
(In millions)

	Gross	Ceded	Assumed	Net	Percentage of Assumed to Net
Year Ended December 31, 2017
Life insurance in force	$2,695	$857	$182,952	$184,790	99.0%
Premiums:
Life insurance	12	37	422	397	106.3%
Annuity contracts	190	111	—	79	—%
Total premiums	$202	$148	$422	$476	88.7%

Year Ended December 31, 2016
Life insurance in force	$3,004	$928	$189,723	$191,799	98.9%
Premiums:
Life insurance	12	32	436	416	104.8%
Annuity contracts	720	640	—	80	—%
Total premiums	$732	$672	$436	$496	87.9%

Year Ended December 31, 2015
Life insurance in force	$3,367	$999	$184,690	$187,058	98.7%
Premiums:
Life insurance	13	30	428	411	104.1%
Annuity contracts	470	375	—	95	—%
Total premiums	$483	$405	$428	$506	84.6%

Voya Insurance and Annuity Company (the "Company")
Form 10-K for Fiscal Year Ended December 31, 2017

Exhibit Index
Exhibit Number	Description of Exhibit
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

10.4
Form of Shared Services Center Services Agreement by and among ING North America Insurance Corporation ("Service Provider") and Ameribest Life Insurance Company, a Georgia corporation; Equitable Life Insurance Company of Iowa, an Iowa corporation; USG Annuity & Life Company, an Oklahoma corporation; Golden American, a Delaware corporation; First Columbine Life Insurance Company, a Colorado corporation; Life Insurance Company of Georgia, a Georgia corporation; Southland Life Insurance Company, a Texas corporation; Security Life of Denver Insurance Company, a Colorado corporation; Midwestern United Life Insurance Company, an Indiana corporation; and United Life & Annuity Insurance Company, a Texas corporation, incorporated by reference from Exhibit 10(r) to Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1/A filed by Golden American with the SEC on or about December 11, 2001 (File No. 333-70602).

10.5
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

10.8
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

10.14
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

10.19
Amendment Number 4, effective January 1, 2009, to Investment Advisory Agreement, between ING USA Annuity and Life Insurance Company and ING Investment Management LLC, incorporated by reference from Exhibit 10.29 to ING USA Annuity and Life Insurance Company's Form 10-K 2009 filed with the SEC on March 31, 2010 (File No. 001-032625).

10.20
Third Amendment to Lease, effective February 11, 2010, between ING USA Annuity and Life Insurance Company and Lexington Lion Dunwoody, L.P., incorporated by reference from Exhibit 10 to ING USA Annuity and Life Insurance Company's Form 10-Q filed on May 14, 2010 (File No. 001-032625).

Exhibit Index
Exhibit Number	Description of Exhibit
10.21
Amendment 2010-1 to Services Agreement, dated as of October 1, 2010, between ING USA Annuity and Life Insurance Company and ING North America Insurance Corporation, incorporated by reference from Exhibit 10.33 to ING USA Annuity and Life Insurance Company's Form 10-K filed on March 30, 2011 (File No. 001-32625).

10.22
Intercompany Agreement, effective January 1, 2010, between ING USA Annuity and Life Insurance Company and Directed Services LLC, incorporated by reference from Exhibit 10.35 to ING USA Annuity and Life Insurance Company's Form 10-K filed on March 30, 2011 (File No. 001-32625).

10.23
Federal Tax Sharing Agreement, effective January 1, 2013, between lNG U.S., Inc. and each of its undersigned Subsidiaries, including lNG USA Annuity and Life Insurance Company, incorporated by reference from Exhibit 10.1 to ING USA Annuity and Life Insurance Company's Form 10-Q filed on May 14, 2013 (File No. 001-32625).

10.24
First Amendment to Lease Agreement, dated as of October 2, 2000, between The Graham Group, Inc. and Equitable Life Insurance Company of Iowa, as subsumed by lNG USA Annuity and Life Insurance Company pursuant to the January 1, 2004 merger, incorporated by reference from Exhibit 10.2 to lNG USA Annuity and Life Insurance Company's Form 10-Q filed on May 14, 2013 (File No. 001-32625).

10.25
Second Amendment to Lease Agreement, dated as of February 4, 2002, between The Graham Group, Inc. and Equitable Life Insurance Company of Iowa, as subsumed by ING USA Annuity and Life Insurance Company pursuant to the January 1, 2004 merger, incorporated by reference from Exhibit 10.3 to ING USA Annuity and Life Insurance Company's Form 10-Q filed on May 14, 2013 (File No. 001-32625).

10.26
Reciprocal Loan Agreement, effective January 14, 2014 between ING USA Annuity and Life Insurance Company and ING America Insurance Holdings, Inc., incorporated by reference from Exhibit 10 to ING USA Annuity and Life Insurance Company's Form 10-Q filed on May 13, 2014 (File No. 001-32625).

10.27
Fourth Amendment to Lease, made May 31, 2012, between ING USA Annuity and Life Insurance Company and Lexington Lion Dunwoody, L.P., incorporated by reference from Exhibit 10 to ING USA Annuity and Life Insurance Company's Form 10-Q filed on August 10, 2012 (File No. 001-32625).

10.28
Amended and Restated Services Agreement, made as of April 1, 2015, between Voya Insurance and Annuity Company, the affiliated insurance companies and certain other affiliated companies specified in Exhibit B of the Agreement, incorporated by reference from Exhibit 10 to Voya Insurance and Annuity Company's Form 10-Q filed on May 12, 2016 (File No. 001-32625).

10.29
Lease agreement, made and entered into as of February 24, 2017 between Voya Services Company and Employers Mutual Casualty Company, incorporated by reference from Exhibit 10.34 to Voya Insurance and Annuity Company's Form 10-K filed on March 16, 2017 (File No. 001-32625).

10.30
First Amendment to Standard Office Lease, entered into as of April 19, 2017, between Voya Services Company and Employers Mutual Casualty Company, incorporated by reference from Exhibit 10.2 to Voya Insurance and Annuity Company's Form 10-Q filed on May 10, 2017 (File No. 001-32625).

10.31
Third Amendment to Lease, dated as of April 11, 2017, by and between Voya Insurance and Annuity Company and The Graham Group, Inc., incorporated by reference from Exhibit 10.2 to Voya Insurance and Annuity Company’s Form 10-Q filed on May 10, 2017 (File No. 001-32625).

10.32
Intercompany Agreement, dated as of December 22, 2010, effective January 1, 2010, as amended, between ING USA Annuity and Life Insurance Company (nka Voya Insurance and Annuity Company) and ING Investment Management LLC. (nka Voya Investment Management LLC), incorporated by reference from Exhibit 10.1 to Voya Insurance and Annuity Company’s Form 10-Q filed on August 9, 2017 (File No. 001-32625).

10.33
Amendment No. 6, entered into on June 29, 2017 and effective as of July 1, 2017, amends the Intercompany Agreement, dated as of December 22, 2010, effective January 1, 2010, as amended, by and between Voya Insurance and Annuity Company and Voya Investment Management LLC., incorporated by reference from Exhibit 10.2 to Voya Insurance and Annuity Company’s Form 10-Q filed on August 9, 2017 (File No. 001-32625).

10.34
Termination Amendment, executed on June 29, 2017, effective April 30, 2017, to Intercompany Agreement, dated January 1, 2010, between Voya Insurance and Annuity Company and Directed Services LLC. , incorporated by reference from Exhibit 10.3 to Voya Insurance and Annuity Company’s Form 10-Q filed on August 9, 2017 (File No. 001-32625).

10.35+	Fourth Amendment to Lease Agreement, made as of December 7, 2017, by and between Voya Insurance and Annuity Company and Federal Home Loan Bank of Des Moines.

Exhibit Index
Exhibit Number	Description of Exhibit
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

[1]Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2017 and 2016; (ii) Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iv) Statements of Changes in Shareholder's Equity for the years ended December 31, 2017, 2016 and 2015; (v) Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to the Financial Statements.

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

March 16, 2018	Voya Insurance and Annuity Company
(Date)	(Registrant)

	By: /s/	Michael R. Katz
Michael R. Katz Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 16, 2018.

	Signatures	Title

/s/	Rodney O. Martin, Jr.	Chairman and Director
Rodney O. Martin, Jr.

/s/	Alain M. Karaoglan	Director
Alain M. Karaoglan

/s/	Charles P. Nelson	Director
Charles P. Nelson

/s/	Chetlur S. Ragavan	Director
Chetlur S. Ragavan

/s/	Michael S. Smith	Director
Michael S. Smith

/s/	Carolyn M. Johnson	Director and President
Carolyn M. Johnson

/s/	C. Landon Cobb, Jr.	Senior Vice President and
	C. Landon Cobb, Jr.	Chief Accounting Officer

/s/	Michael R. Katz	Senior Vice President and
	Michael R. Katz	Chief Financial Officer

